Form 10-K
period 2020-12-31
Rodgers Silicon Valley Acquisition Corp
filed 2021-03-08
CIK 1828318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39753

RODGERS SILICON VALLEY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3174357
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

535 Eastview Way
Woodside, CA	94062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650)722-1753

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	RSVAU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	RSVA	The Nasdaq Stock Market LLC
Warrants	RSVAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 4, 2021 was 28,750,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RODGERS SILICON VALLEY ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial or other performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

Rodgers Silicon Valley Acquisition Corp. (“RSVA”) is a Delaware company incorporated on September 23, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On December 4, 2020, RSVA consummated its initial public offering (the “IPO”) of 23,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

On December 4, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Rodgers Capital, LLC ( the “Sponsor”) of 6,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $6,000,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. The Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

A total of $230,000,000 of the net proceeds from the sale of Units in the IPO and the private placement on December 4, 2020 were placed in a trust account established for the benefit of the Company’s public stockholders at Oppenheimer maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination by December 4, 2022, (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend RSVA’s amended and restated certificate of incorporation, (iv) to modify the substance or timing of the ability of holders of RSVA’s public shares to seek redemption in connection with RSVA’s initial business combination or RSVA’s obligation to redeem 100% of its public shares if RSVA does not complete its initial business combination by December 4, 2022, or (v) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

Business Combination Agreement

On February 22, 2021, we entered into a merger agreement (the “Merger Agreement” or the “Agreement”) with Enovix Corporation (“Enovix”) and RSVA Merger Sub Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Enovix, with Enovix surviving as our wholly-owned subsidiary (the “Merger”).

As a result of the Merger, subject to reduction for indemnification claims as described below, an aggregate of 105,000,000 shares of RSVA common stock will be issued (or reserved for issuance pursuant to currently exercisable options or warrants) in respect of shares of Enovix capital stock that are issued and outstanding as of immediately prior to the effective time of the Merger and options and warrants to purchase shares of Enovix capital stock, in each case, that are issued, outstanding and vested as of immediately prior to the effective time of the Merger. Additional shares of RSVA common stock will be reserved for issuance in respect of options to purchase shares of Enovix capital stock that are issued, outstanding and unvested as of immediately prior to the effective time of the Merger.

In connection with the Acquisition, we filed and will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the acquisition. INVESTORS AND SECURITY HOLDERS OF RSVA ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE ACQUISITION THAT RSVA WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT RSVA, ENOVIX AND THE MERGER. The preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the acquisition (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 535 Eastview Way, Woodside, CA 94062.

General

We are a newly incorporated Delaware blank check company whose purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this prospectus as our initial business combination.

We plan to target companies that compete in the areas of peak activity in Silicon Valley:

•	Green Energy, electrification, and storage: all types of solar components and systems, fuel cells, green hydrogen, energy storage systems, including advanced batteries, and the software infrastructure that enables interoperability of these new technologies

•	Smart Industry (IoT): internet-connected silicon, sensors, and software connected to the Internet of Things to transform industries including agriculture, health care, construction, logistics and manufacturing

•	Artificial intelligence: cognitive neural networks, autonomous vehicle control for both logistics and mobility, and massively parallel computers optimized for machine learning

•	The new manufacturing wave: self-configuring automatic assembly lines, high-speed additive manufacturing at scale, novel materials, and computer vision with learning capabilities

Each of these markets is global, and each is of considerable size. The global electric vehicle market, for instance, is projected to reach $550 billion by 2024 from $257 billion in 2019 at a CAGR of 16.4%, according to Business Communications Company Research dated January 2020. Grid-edge battery investments, which in 2019 in the U.S. totaled $712 million, are on track to reach just shy of $2 billion this year, and double again in 2021, according to Wood Mackenzie dated March 10, 2020. In May 2020, for the first time since 1960, American households’ aggregate expenditure on electricity exceeded what they spent on gas, according to Bloomberg dated October 2020.

The electrification of industry is also a substantial opportunity. Industry consumed about 20% of its energy in the form of electricity in 2017, according to McKinsey & Company dated May 2020 . This figure can more than double, to approximately 50%, with solar, fuel cells, green gas, and battery technology in production now due to the record low cost of wholesale solar energy, with new plants now capable of producing electricity at less than $0.02 per kilowatt hour, according to CleanTechnica dated August 30, 2020.

The number of businesses that use the IoT technologies has increased from 13% in 2014 to about 25% today. And the worldwide number of IoT-connected devices is projected to increase to 43 billion by 2023‒over five IoT devices for every human on Earth. From a roughly $2.5 billion market in 2018, IoT use cases are expected to grow to $17 billion in 2023 at a CAGR of 48%, according to McKinsey & Company dated July 22, 2019.

The market for artificial intelligence chips, meanwhile, was valued at $8 billion in 2019 and is expected to reach $70 billion by 2026 at a CAGR of 35%, according to Electronic Engineering Times dated April 23, 2020. In 2019, cloud computing providers purchased 40% of AI chips, and this share is expected to expand at a rate of 30% annually through 2026. Software is expected to capture 80% of the worldwide $156 billion AI market in 2020, for a value of $124 billion, according to International Data Corporation dated August 4, 2020.

Our Management Team

Thurman J. “T.J.” Rodgers is our CEO, chairman and founder. After starting Cypress Semiconductor, he and his team received funding in April 1983, and took the company public in just 37 months, during which time a new wafer fabrication plant was built and commissioned. He served 34 years as the company’s CEO until his retirement in 2016, by which time Cypress had grown to $1.8 billion in revenue and built four manufacturing plants, three of them in the U.S. Dr. Rodgers received 17 of his 20 U.S. patents while at Cypress and has been inducted into the Silicon Valley Engineering Hall of Fame. He wrote a Harvard Business Review article and follow-up book entitled “No Excuses Management,” detailing some of the formal business processes developed and formalized to help startup Cypress Semiconductor get over the $100 million revenue hurdle. For his work at Cypress, Rodgers received the Stanford Graduate School of Business Encore Award as Entrepreneur of the Year in 1988 and the equivalent award from Ernst & Young in 1991. Rodgers is also credited with saving the fledgling startup SunPower Corporation by writing an emergency $750,000 personal check during the 2001 dotcom crisis. He then acquired SunPower for Cypress, led its operational turnaround as chairman, took the company public in 2005 and finally spun Cypress’s 48.8% position out in a $3.6 billion stock dividend to Cypress shareholders in 2008. In addition to the SunPower stock dividend, during his tenure, Cypress paid shareholders $425 million in dividends and bought back $4 billion in shares.

In January 2017, Rodgers was invited to invest in and join the board of Enphase Energy during a financially challenging time for the company. His technical review convinced him that Enphase had the best solar inverter in the world, but the company needed to be run more efficiently to be financially successful‒and its culture needed to become more supportive of its customers and even the company itself. Working with the board, Rodgers brought in Enphase’s current CEO, ex-Cypress EVP Badri Kothandaraman, to address the company’s problems, which Rodgers believed had a common underlying cause: under-developed or non-existent business processes, broadly impacting almost every discipline. Kothandaraman’s team effort led to a dramatic improvement in financial performance: the company’s operating margin improved by 30% points in the two years ended 2019, and its share price increased from a price of $1.37 per share in the first quarter of 2017 to $82.59 per share in the third quarter of 2020.

In addition, CEO Kothandaraman, demonstrated the value of his “10,000-hours of training in design” by personally spending several months leading the rework of the company’s new-product development process. Rodgers believes that the CEO’s conspicuous effort drove the Enphase team through the second-product barrier often suffered by immature companies. In July 2020, Enphase brought to market the world’s first all-in-one, grid-independent smart energy system. Rodgers now believes that Enphase has reached stability as a public company and attends only board and strategy committee meetings along with providing some M&A consulting.

In addition to Enphase, Rodgers currently serves on the boards and/or technical advisory boards of several high-tech companies: Solaria (solar panels), FTC (utility-scale solar trackers), Enovix (high-capacity silicon Li-ion batteries), and NexGen (gallium nitride power transistors). He received an AB from Dartmouth College in 1970, where he received the Hazeltine award as the top student in physics and chemistry and was the class salutatorian overall. He holds MS and PhD degrees in electrical engineering from Stanford University and remains technically active.

Emmanuel T. Hernandez is our CFO and serves as a director. He is currently the chairman of the Board of Directors of BrainChip–a publicly traded Australian artificial intelligence company and is also the chairman of the audit committee of transistor stalwart ON Semiconductor. He was the CFO of SunPower Corporation from 2005 to 2008, during which time he oversaw the company’s IPO and raised $1 billion in public funding. From 1994 to 2005, he was the EVP Finance & Administration and CFO of Cypress Semiconductor, where he managed annual revenue growth from $300 million to $1 billion, completed 10 mergers and formalized the company’s M&A business process. Prior to that, from 1976 to 1993, he held a series of positions at National Semiconductor, a pioneer Silicon Valley semiconductor company. He holds an MBA degree in Finance from Golden Gate University and a BSC in accounting from the University of Nueva Caceres in the Philippines.

Steven J. Gomo serves as an independent director and as our audit committee chairman. Currently, Gomo serves as the chairman of the audit committees of Enphase Energy (solar systems), semiconductor memory giant Micron Technology, Nutanix (enterprise software) and Solaria (solar systems). He is an experienced CFO, having served at NetApp (data services and management), Gemplus International (smart cards), Asera (supply chain management software), and RISC-computer pioneer, Silicon Graphics. Gomo started his Silicon Valley career at Hewlett-Packard in 1974.

John D. McCranie serves as an independent director. After his early career in semiconductor sales, he became the EVP of Sales & Marketing for Harris Corporation, the CEO of SEEQ Technology and Virage Logic, and then joined Cypress Semiconductor as EVP of Sales & Marketing (1994-2001), where he developed Cypress’s business processes for product pricing, product introduction, sales compensation, sales training, and running large international sales conferences. He has held 10 board positions in the semiconductor industry, including nine years on the Cypress board. Six of his board positions involved significant restructuring, including the multi-year restructuring of ON Semiconductor, which he led.

Lisan Hung serves as an independent director. She has been providing business and legal solutions for over 26 years to Silicon Valley technology and semiconductor companies ranging from start-ups to publicly-traded companies. Her experience includes M&A, SEC reporting, corporate governance, financing, IP strategy, data privacy, commercial and technology transactions, international expansion, litigation and dispute resolution and board-level related matters. She is currently General Counsel and Corporate Secretary of Enphase Energy, Inc. Prior to Enphase, she was General Counsel and Corporate Secretary of Crocus Technology, Inc. (magnetic sensors) and Kovio, Inc. (printed electronics). During her previous 10 years at AMD, she was on the team that formed and divested Spansion Inc. and supported the antitrust litigation against Intel Corporation. She holds a JD from Santa Clara University and a BS in Political Economy of Natural Resources from UC Berkeley.

Joseph I. Malchow serves as an independent director. He is the Founding General Partner at Hanover Technology Investment Management (“Hanover”), a Sand Hill Road venture capital firm. Earlier, he cofounded Publir, a prominent market-maker in digital ads. Hanover focuses on Seed and Series A investments in software companies in artificial intelligence, developer tooling, data and computing infrastructure and digital security in a number of specific verticals including finance and credit, freight and logistics, national security technology, and construction and infrastructure. Malchow has originated investments in 25 companies including RelatelQ (sales and marketing), Socotra (insurance), Sourcegraph (code search), Material Security (email security), Elementl (graph programming language), Retool (low-code environment), Premise Data (data gathering), Golden (semantic knowledge base), Mattermost (chatops), Solugen (next-generation chemical synthesis) and Flatfile (data infrastructure). He also serves on the board of Enphase Energy, where he focuses on software and data strategy.

Malchow has often provided the first capital to innovative software ventures because he often gets an early look at new software ventures because entrepreneurs value his advice on new business formation, technology strategy, business alliances, political risk and opportunity and product pipeline. He was named to the Forbes 30 under 30 list in 2012 and is a Robert L. Bartley Fellow of The Wall Street Journal, based on his contributions. Malchow earned an AB from Dartmouth College in 2008, after which he studied at the law and business schools of Stanford University, receiving a JD in 2013.

Our Business Strategy

One of our business theses is that the time-proven IPO process imposes avoidable delays and costs on both new companies and investors. We believe the increase in SPAC IPO issuance and merger activity in 2020 validates the SPAC’s ability to address some of the problems with the IPO process.

Public technology investors today commonly discuss these issues surrounding a typical technology IPO scenario:

1.	Long delays in the IPO process. Fundamental technology investors find it difficult to own stock in new technology companies during their pre-revenue and/or pre-profit phases because technology companies are typically required by most investment banks to produce a string of revenue growth quarters with profit or near-profit before they are allowed to do an IPO. We may offer earlier access to a technology company that is reporting milestones as opposed to revenue or profits, but we will certainly also consider companies on the IPO track, with growing revenue on the path to profitability.

2.	No IPO stock allocation. Many public market investors say they cannot get an allocation of a new IPO unless they enjoy preferred-customer status with one of the IPO’s sponsoring investment banks. Our mission is to offer fundamental technology investors an opportunity to take a long-term position in a good Silicon Valley technology company.

3.	IPO discount. We all have seen the share price of a new IPO jump significantly during the first few days of trading. This implied discount in the IPO price encourages early turnover of the IPO shares and forces fundamental technology shareholders to pay higher share prices in the aftermarket to accumulate a position.

Our team has watched our new technology companies face these issues in a typical IPO scenario:

1.	Late-stage public funding expensive and hard to source. In the period just prior to profitability, a company may need large amounts of working capital or more capacity or to exploit an R&D breakthrough‒all good signs. Unfortunately, this cash drain is often funded with significant dilution by venture capital or high-coupon debt. We intend to bring public investment in a private company earlier, without the IPO gauntlet.

2.	Pre-IPO R&D stall. Prior to its IPO, a company is incentivized to hold down operating expense, including R&D expenses, to bolster its profitability. This may delay second-product introduction and other investments that put the company at a disadvantage relative to its more mature competitors for a period of a year or more; i.e., for the time needed to create the string of profitable quarters often mandated by investment banks.

3.	Low corporate visibility. Privately held companies can certainly become prominent in the era of the unicorn, but we believe there is nothing like open debate in the market over a company’s prospects to make the public‒not to mention prospective customers and business partners‒aware of an important new company.

The use of SPACs to effect public offerings earlier can bring on potential new problems caused by the accelerated entry of immature companies into public markets. For our target candidate, we intend to address the following common problems and mitigate them to the best of our ability.

1.	Incomplete or inaccurate financial reports may lead to bad internal business decisions and sometimes even re-statements. We will work to install Sarbanes-Oxley-compatible systems in our target companies as early as possible.

2.	Second product stall (R&D based). We have observed that R&D product pipelines can also stall if a startup company relies solely on a group of very good engineers whose skill allows them to develop a new product with informal new-product documentation and scheduling systems. When some of those engineers move on or move up, the company’s R&D pipeline may suffer from repeated rework delays. We have robust scheduling and product definition systems available.

3.	Revenue over-forecasting. The use of third-party sales funnel software is now common, but we have observed that poor quality control of the funnel data input, and the use of simplistic algorithms to create revenue estimates from sales funnel data often lead to inflated revenue predictions. We understand these problems and have systems to address them.

4.	High manufacturing costs. Manufacturing creates many high-quality blue-collar jobs, but America’s manufacturing sector has been shrinking, and with it the pool of people to hire. This forces companies to automate manufacturing. Several members of our team are manufacturing experts who can, if needed, assist our target company in building a manufacturing plant that is competitive and fully automated. These skills are also directly applicable to the increasingly common use of subcontract manufacturers, who we believe must also be tightly connected to the parent company for good results.

5.	Poor product quality. Quality should be a way of life in all corporate activities, not just a mathematical system to measure and eliminate product defects. For example, we view Sarbanes-Oxley practices as financial quality-assurance systems. Several of us have worked personally for years on corporate-level quality systems and quality culture development‒abstract processes that really matter.

6.	Inadequate planning often shows up in public reports, for example, as late new products, long product lead times, quarterly revenue misses and unanticipated competitor success. We often see immature companies plan poorly or even do no planning in some disciplines. While we certainly cannot promise to fix the list of maladies above, we can share excellent planning tools in multiple disciplines with our top-few target companies.

Our Business Process

The mission of the Rodgers Silicon Valley Acquisition Corp. is to provide fundamental public technology investors with early access to an excellent technology company from Silicon Valley. (We are focused on Silicon Valley but are not strictly limited to bringing forward Silicon Valley companies.) After our top-few target companies are identified, we will analyze their business processes, systems, and disciplines relative to what we believe is required for stable and predictable performance. Then, if the target desires our consultation, we will offer our help, as well as the help of our portfolio companies that have agreed to share their best-practices.

Finally, we will offer our target company consulting support from our internal and external experts. Given that strategy, some of our key directors may remain on the board of the combined company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with one or more of our officers or directors. In the event we seek to complete our initial business combination with an affiliated company, we, or a committee of our independent directors, will obtain outside opinions to assess the fairness of the combination from an independent investment banking firm that is a member of FINRA or an independent accounting firm that commonly renders valuation opinions to ensure that our initial business combination is fair to our shareholders prior to their vote to on our initial business combination.

Following this IPO, members of our management team will directly or indirectly own our common stock and may also own our private placement warrants. This may also lead to individual conflicts of interest after our initial business combination or when we choose directors for the combined company. Any conflicts will be disclosed to shareholders prior to their vote on the initial business combination.

Our Investment Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will focus on these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet one or more these criteria and guidelines.

•	Companies that operate in industries and sectors that are ripe for technological disruption or are currently undergoing fundamental transformations. We plan to identify sectors that are in the process of or have significant potential to replace a current solution or process with a more automated method. We will seek to acquire a business that operates within an industry that is witnessing at least one or more trends, mentioned above, which we believe are driving the opportunity within technology enabled services.

•	Companies with an attractive and defensible competitive position. We will target companies with defensible market positions that we believe offer long-term competitive advantages. These could include proprietary technology, a leading product suite, strong market share or actionable path to gain significant market share or creative use of existing technology that we believe is enduring and unique.

•	Compelling growth prospects. We view growth as an important driver of value and will seek companies whose growth potential can generate meaningful upside through both organic growth and meaningful opportunity for add-on acquisitions.

•	Strong preference for business models with contractually recurring revenue. We will focus on companies with subscription-based or otherwise recurring revenues under multi-year contracts.

•	High gross margins and significant operating leverage. We will seek to invest in companies that we believe possess not only proven business models and sustainable competitive advantages, but also inherently profitable unit economics that will yield significant economies of scale and expanding profit margins with continued growth.

•	Low customer churn and compelling customer acquisition cost relative to lifetime customer value. We believe the best opportunities will be companies which have demonstrated the ability to win new customers cost effectively and retain them for long periods of time, generating a compelling return on investments in sales and marketing.

•	Strong management teams. We will spend significant time assessing a company’s leadership and evaluating what we can do to augment and/or upgrade the team over time if needed. We have deep experience partnering with motivated, capable management teams and can identify a top team.

•	Accretive use of proceeds. We will seek investment opportunities where our capital will help fund growth, not just provide shareholder liquidity. We believe it is important that our transaction will help create shareholder value by funding the development of new products, increasing investment in sales and marketing or capacity expansion.

•	Appropriate valuations. We will seek to be a disciplined and valuation-centric investor that will invest on terms that we believe will provide significant upside potential with limited downside risk.

•	Benefit from being a public company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company, including potential for value-expanding acquisitions and greater branding in the marketplace.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.

Our Acquisition Process

Our sponsor believes that conducting comprehensive due diligence on prospective investments is particularly important within the technology industry. In evaluating a prospective initial business combination, we expect to conduct a thorough diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, financial analyses and technology reviews, as well as a review of other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, our officers, or our directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view.

Members of our management team may directly or indirectly own our securities following this offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

As described in “Proposed Business — Sourcing of Potential Business Combination Targets” and “Management — Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

Our sponsor and our officers, directors and director nominees have, with certain exceptions, agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of this offering, as such may be extended by stockholder approval. Those exceptions are those listed below under the heading Conflicts of Interest, and include, as an exception, that Mr. Malchow serves as a director of Rice Acquisition Corp., and may continue to serve as a director following an initial business combination effected by that special purpose acquisition company.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 535 Eastview Way, Woodside, CA 94062. Our sponsor is making this space available to us free of charge. Our executive offices are provided to us by our Sponsor. On December 4, 2020, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “RSVAU” on December 4, 2020. The shares of common stock and warrants comprising the units began separate trading on Nasdaq on January 4, 2021, under the symbols “RSVA” and “RSVAW”, respectively.

Holders of Record

As of December 31, 2020, there were 5,750,000 of our shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On December 4, 2020, RSVA consummated its initial public offering (the “IPO”) of 23,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The closing included the full exercise of the underwriter’s over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000.

On December 4, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Rodgers Capital, LLC ( the “Sponsor”) of 6,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $6,000,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. The Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

A total of $230,000,000 of the net proceeds from the sale of Units in the IPO and the private placement on December 4, 2020 were placed in a trust account established for the benefit of the Company’s public stockholders at Oppenheimer maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination by December 4, 2022, (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend RSVA’s amended and restated certificate of incorporation, (iv) to modify the substance or timing of the ability of holders of RSVA’s public shares to seek redemption in connection with RSVA’s initial business combination or RSVA’s obligation to redeem 100% of its public shares if RSVA does not complete its initial business combination by December 4, 2022, or (v) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

On September 24, 2020, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. As of December 4, 2020, there was $50,000 outstanding under the Promissory Note, which was due on demand. The outstanding balance under the Promissory Note of $50,000 was repaid subsequent to the Initial Public Offering, on December 8, 2020.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on September 23, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

On December 4, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Rodgers Capital, LLC ( the “Sponsor”) of 6,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $6,000,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. The Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

On February 22, 2021, we entered into a merger agreement (the “Merger Agreement” or the “Agreement”) with Enovix Corporation (“Enovix”) and RSVA Merger Sub Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Enovix, with Enovix surviving as our wholly-owned subsidiary (the “Merger”).

As a result of the Merger, subject to reduction for indemnification claims as described below, an aggregate of 105,000,000 shares of RSVA common stock will be issued (or reserved for issuance pursuant to currently exercisable options or warrants) in respect of shares of Enovix capital stock that are issued and outstanding as of immediately prior to the effective time of the Merger and options and warrants to purchase shares of Enovix capital stock, in each case, that are issued, outstanding and vested as of immediately prior to the effective time of the Merger. Additional shares of RSVA common stock will be reserved for issuance in respect of options to purchase shares of Enovix capital stock that are issued, outstanding and unvested as of immediately prior to the effective time of the Merger.

14

Results of Operations

Our only activities from September 23, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, D&O insurance), as well as for due diligence expenses.

For the period from September 23, 2020 (inception) through December 31, 2020, we had net loss of $202,287, which consisted of operating costs of $169,324 offset by interest income on marketable securities held in the Trust Account of $5,877 and interest income on operating bank account of $9 offset by unrealized loss on marketable securities held in the Trust Account of $38,849.

Liquidity and Capital Resources

On December 4, 2020, we consummated our Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 Private Placement Warrants to our Sponsor, at $1.00 per Private Placement Warrant, generating gross proceeds of $6,000,000.

Transaction costs amounted to $13,051,274 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $401,274 of other offering costs.

For the period from September 23, 2020 (inception) through December 31, 2020, cash used in operating activities was $250,640. Net loss of $202,287 was affected by interest earned on marketable securities held in the Trust Account of $5,877 and unrealized loss on marketable securities held in the Trust Account of $38,849. Changes in operating assets and liabilities used $81,325 of cash for operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $229,967,028 (including approximately $32,972 of unrealized loss) consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2020, we had cash of $773,086. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of loans may be convertible into Private Placement Warrants, at a price of $1.00 per warrant. The warrants’ terms and conditions would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

15

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on December 4, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $8,050,000. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 8, 2021.

Name	Age	Position
Thurman J. “T.J.” Rodgers	72	Chief Executive Officer and Chairman of the Board
Emmanuel T. Hernandez	65	Chief Financial Officer and Director
Lisan Hung	52	Director
Steven Gomo	68	Director
John D. McCranie	77	Director
Joseph I. Malchow	35	Director

Below is a summary of the business experience of each our executive officers and directors:

Thurman J. “TJ” Rodgers, Chief Executive Officer and Chairman of the Board

Thurman J. “TJ” Rodgers has been our Chief Executive Officer and Chairman of the Board since September 2020. In 1982, he co-founded Cypress Semiconductor (“Cypress”). From 1982 to 2016, Rodgers served as Cypress’s CEO for 34 years until stepping down as the longest-tenured CEO among all publically-traded technology companies. He currently serves on the boards of four other energy-related private companies: Enovix Corp., a company offering next generation lithium-ion 3D cell architecture with high-capacity silicon anode, Enphase Energy, Inc., a company that provides microinverters and solar solutions for commercial companies and residential homes, FTC Solar, a company that provides single-axis tracking for solar companies and Solaria, a company that manufactures solar panels. He is the former chairman of the Semiconductor Industry Association and of SunPower Corporation, the second-largest solar energy company in revenue worldwide. He currently holds the title Trustee Emeritus on Dartmouth’s Board of Trustees. From 2004 to 2012, he served on Dartmouth’s Board of Trustees, where he endowed two chairs at the College. He attended Stanford University on a Hertz fellowship, earning a master’s degree in 1973 and a Ph.D. in 1975, both in electrical engineering. In 1970, Rodgers graduated from Dartmouth where he was a Sloan scholar. He graduated as the Salutatorian of his class with a double major in physics and chemistry. At graduation, he won the Townsend Prize and the Haseltine Chemistry-Physics Prize as the top physics and chemistry student in his class. We believe that Rodgers is qualified to serve on our board of directors based on his extensive public company experience and transaction expertise.

Emmanuel T. Hernandez, Chief Financial Officer and Director.

Emmanuel T. Hernandez is our CFO and serves as a director. He is currently the Chairman of the Board of Directors of BrainChip, Inc.–a publicly-traded Australian artificial intelligence company and is he also the chairman of the audit committee of transistor stalwart ON Semiconductor Corp. From 2004 to 2009, he was the CFO of SunPower Corporation, during which time he oversaw the company’s IPO and raised $1 billion in public funding. From 1993 to 2004, he was the EVP Finance & Administration and CFO of Cypress Semiconductor, where he managed annual revenue growth from $300 million to $1 billion, completed 10 mergers and formalized the company’s M&A business process. Prior to that, from 1976 to 1993, he held a series of positions at National Semiconductor, a pioneer Silicon Valley semiconductor company. From 2009 to 2017, he served on the boards of EnStorage Inc. and SunEdison, Inc. He holds an MBA degree in Finance from Golden Gate University and a BSC in accounting from the University of Nueva Caceres in the Philippines. We believe that Hernandez is qualified to serve on our board of directors based on his expertise in finance and transaction expertise.

Lisan Hung, Independent Director. Hung is currently the General Counsel and Corporate Secretary of Enphase Energy, Inc. From 2014 to 2019, she was the General Counsel and Corporate Secretary of Crocus Technology, Inc., a venture-capital-backed semiconductor startup company developing magnetoresistive random-access memory technology and magnetic sensors. Prior to Crocus Technology, Inc., she was General Counsel and Corporate Secretary of Kovio, Inc., a venture-capital-backed printed electronics company. Prior to Kovio, Hung spent 10 years at AMD where she was on the team that formed and divested Spansion Inc. and supported the antitrust litigation against Intel Corporation. She holds a JD from the Santa Clara University School of Law. She graduated from UC Berkley with a BS in Political Economy of Natural Resources. We believe that Hung is qualified to serve based on her public company experience.

Steven J. Gomo, Independent Director. Gomo serves as our audit committee chairman. Currently, Gomo serves as the chairman of the audit committees of Enphase Energy, Inc. (solar systems), semiconductor memory giant Micron Technology, Nutanix (enterprise software) and Solaria (solar systems). He also served on the boards of NetSuite (business management software and ScanDisk (flash memory products). He is an experienced CFO, having served at NetApp (data services and management)), Gemplus International (smart cards), Asera (supply chain management software), and RISC-computer pioneer, Silicon Graphics. In 1974, Gomo started his Silicon Valley career at Hewlett-Packard. He holds an MBA in Business Administration and Finance from Santa Clara University. He graduated from Oregon State University with a BS in Business Administration. We believe that Gomo is qualified to serve on our board of directors based on his public company experience and industrial technology industries expertise.

John D. McCranie, Independent Director. After his early career in semiconductor sales, he became the EVP of Sales & Marketing for Harris Corporation, the CEO of SEEQ Technology and Virage Logic. From 1994 to 2001, he joined Cypress Semiconductor as EVP of Sales & Marketing, where he developed Cypress’s business processes for product pricing, product introduction, sales compensation, sales training, and running large international sales conferences. He has held 10 board positions in the semiconductor industry. Currently, McCranie is board chairman to NextGen Power systems. From 2017 to 2019, he served on the board of Cypress Semiconductor. From 2001 to 2018, he served on the board of ON Semiconductor. From 2012 to 2017, he served on the board of Mentor Graphics, an electric design automation company. Six of his board positions involved significant restructuring, including the multi-year restructuring of ON Semiconductor, which he led. He holds a BS in Electrical Engineering from Virginia Polytechnic Institute. We believe that McCranie is qualified to serve on our board of directors based on his public company experience and his expertise in industrial technology industries.

Joseph I. Malchow, Independent Director. Currently, Malchow is the Founding Partner at Hanover Technology Investment Management (“Hanover”), a Sand Hill Road venture capital firm. Hanover focuses on Seed and Series A investments in software companies in artificial intelligence, developer tooling, data and computing infrastructure and digital security in a number of specific verticals including finance and credit, freight and logistics, national security technology, and construction and infrastructure. Malchow has also originated investments in 25 companies including RelatelQ (sales and marketing), Socotra (insurance), Sourcegraph (code search), Material Security (email security), Elementl (graph programming language), Retool (low-code environment), Premise Data (data gathering), Golden (semantic knowledge base), Mattermost (chatops), Solugen (next-generation chemical synthesis) and Flatfile (data infrastructure). Earlier, he cofounded Publir, a prominent market-maker in digital ads. Malchow serves on the boards of Enphase Energy, Inc. and Rice Acquisition Corp., a special purpose acquisition company. Malchow earned an AB from Dartmouth College in 2008, after which he studied at the law and business schools of Stanford University, receiving a JD in 2013. We believe that Malchow is qualified to serve on our board of directors based on his principal investing experience.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on November 25, 2020.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2020 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Lisan Hung, Steven J. Gomo, and Joseph I. Malchow, each of whom is an independent director under NYSE American’s listing standards. Mr. Gomo is the Chairperson of the audit committee. The Board has determined that Mr. Gomo qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. The Nominating Committee held did not hold any meetings during 2020.

The members of the Nominating Committee are Steven J. Gomo, John D. McCranie, and Joseph I. Malchow, each of whom is an independent director under Nasdaq’s listing standards. Mr. Malchow is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2020.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Lisan Hung, Steven J. Gomo and John D. McCranie, each of whom is an independent director under Nasdaq’s listing standards. Mr. McCranie is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by stockholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as she or he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation
Thurman J.“T.J.”Rodgers
	Enphase Energy, Inc.	provides mircoinverters and solar plus storage solutions for commercial companies and residential homes	Director
	Enovix Corp.	next generation lithium-ion 3D cell architecture with high-capacity silicon anode	Director
	FTC Solar	single-axis tracking for solar companies	Director
	Solaria	solar systems	Director
Emmanuel T. Hernandez	BrainChip, Inc.	an Australian artificial intelligence company	Chairman
	ON Semiconductor Corp.	semiconductor supplier company	Director
Lisan Hung	Enphase Energy, Inc.	provides mircoinverters and solar plus storage solutions for commercial companies and residential homes	General Counsel and Corporate Secretary
Steven J. Gomo	Enphase Energy, Inc.	provides mircoinverters and solar plus storage solutions for commercial companies and residential homes	Director
	Micron Technology	produces memory solutions	Director
	Nutanix	enterprise software	Director
	Solaria	solar systems	Director
John D. McCranie	NextGen Power Systems	semiconductor manufacturer	Chairman
Joseph I. Malchow	Enphase Energy, Inc.	provides mircoinverters and solar plus storage solutions for commercial companies and residential homes	Director
	HNVR Technology Investment Management	investment firm	General Partner
	Rice Acquisition Corp.	special purpose acquisition company	Director

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial stockholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 4, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 4, 2021, we had 5,750,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 4, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Rodgers Capital, LLC(3) (4)	5,750,000	20%
Thurman T.J. Rodgers	5,750,000	20%
Emmanuel T. Hernandez	0	0
Lisan Hung	0	0
Steven J. Gomo	0	0
John D. McCranie	0	0
Joseph I. Malchow	0	0
All directors and executive officers as a group (six individuals)	5,750,000	20%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Rodgers Silicon Valley Acquisition Corp., 535 Eastview Way, Woodside, CA 94062.

(2)	Consists of shares of common stock owned by Rodgers Capital, LLC, for which Thurman J. Rodgers is the managing member.

(3)	Thurman J. Rodgers is the managing member of Rodgers Capital, LLC.

(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 535 Eastview Way, Woodside, CA 94062 . The shares of common stock are held by Thurman J. Rodgers. Thurman J. Rodgers in his capacity as the Managing Member, has the power to vote and the power to direct the disposition of all shares of common stock held by the Rodgers Capital, LLC.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the loans may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued Private Warrants to purchase $1,000,000 shares of common stock if $1,000,000 of loans were so converted). Such Private Warrants will be identical to the Private Warrants issued at the closing of the initial public offering. Our stockholders have approved the issuance of the Private Warrants and underlying securities upon conversion of such loans, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued (resulting in a purchase price of approximately $0.004).

On December 4, 2020, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with Rodgers Capital, LLC ( the “Sponsor”) of 6,000,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $6,000,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, the anchor investors or their permitted transferees. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. The Sponsor and anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

In order to meet our working capital needs, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the loans may be converted upon consummation of our business combination into additional Private Warrants to purchase shares of common stock at a conversion price of $1.00 per private warrant (which, for example, would result in the holders being issued Private Warrants to purchase 1,000,000 shares of common stock if $1,000,000 of loans were so converted). Such Private Warrants will be identical to the Private Warrants issued at the closing of the initial public offering. Our stockholders have approved the issuance of the Private Warrants and underlying securities upon conversion of such loans, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the Private Warrants (and all underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from September 30, 2020 (inception) through December 31, 2020, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from September 23, 2020 (inception) through December 31, 2020 totaled $51,400. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards for the period from September 23, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the period from September 23, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum LLP for other services for the period from September 23, 2020 (inception) through December 31, 2020.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2020, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 1, 2020, by and between Registrant and Oppenheimer & Co. Inc., (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
2.1	Merger Agreement dated February 22, 2021(incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 22, 2021)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.4	Warrant Agreement, dated December 1, 2020 between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.1	Letter Agreements, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.2	Promissory Note in the principal amount of $50,000 dated September 24, 2020 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
10.3	Investment Management Trust Agreement, dated December 1, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.4	Registration Rights Agreement, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.5	Administrative Support Agreement, dated December 1, 2020, among the Registrant and the Initial Stockholders and Oppenheimer & Co. Inc.. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.6	Indemnity Agreement, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)

10.7	Private Placement Warrants Subscription Agreement, dated December 1, 2020, among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.8	Subscription Agreement, dated December 1, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODGERS SILICON VALLEY ACQUISITION CORP.

Dated: March 8, 2021	By:	/s/ Thurman J. Rodgers
	Name:	Thurman J. Rodgers
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thurman J. Rodgers	Chairman and Chief Executive Officer	March 8, 2021
Thurman J. Rodgers	(Principal Executive Officer)

/s/ Emmanuel T. Hernandez	Chief Financial Officer and Head of Strategy	March 8, 2021
Emmanuel T. Hernandez	(Principal Accounting and Financial Officer)

/s/ Lisan Hung
Lisan Hung	Director	March 8, 2021

/s/ Steven J. Gomo
Steven J. Gomo	Director	March 8, 2021

/s/ John D. McCranie
John D. McCranie	Director	March 8, 2021

/s/ Joseph I. Malchow
Joseph I. Malchow	Director	March 8, 2021

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 1, 2020, by and between Registrant and Oppenheimer & Co. Inc., (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
2.1	Merger Agreement dated February 22, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 22, 2021)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.4	Warrant Agreement, dated December 1, 2020 between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.1	Letter Agreements, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.2	Promissory Note in the principal amount of $50,000 dated September 24, 2020 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
10.3	Investment Management Trust Agreement, dated December 1, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.4	Registration Rights Agreement, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.5	Administrative Support Agreement, dated December 1, 2020, among the Registrant and the Initial Stockholders and Oppenheimer & Co. Inc.. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.6	Indemnity Agreement, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.7	Private Placement Warrants Subscription Agreement, dated December 1, 2020, among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.8	Subscription Agreement, dated December 1, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)

RODGERS SILICON VALLEY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Rodgers Silicon Valley Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rodgers Silicon Valley Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 8, 2021

RODGERS SILICON VALLEY ACQUISITION CORP.
BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$773,086
Prepaid expenses	166,079
Total Current Assets	939,165

Marketable securities held in Trust Account	229,967,028
TOTAL ASSETS	$230,906,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - accrued expenses	$84,754
Deferred underwriting payable	8,050,000
Total Liabilities	8,134,754

Commitments

Common stock subject to possible redemption; 21,780,266 shares at redemption value	217,771,437

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,969,734 shares issued and outstanding (excluding 21,780,266 shares subject to possible redemption)	697
Additional paid-in capital	5,201,592
Accumulated deficit	(202,287)
Total Stockholders’ Equity	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,906,193

The accompanying notes are an integral part of the financial statements.

RODGERS SILICON VALLEY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating and formation costs	$169,324
Loss from operations	(169,324)

Other income:
Interest income - bank	9
Interest earned on marketable securities held in Trust Account	5,877
Unrealized loss on marketable securities held in Trust Account	(38,849)
Other loss, net	(32,963)

Net loss	$(202,287)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	21,797,262

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Common stock	6,081,367

Basic and diluted net loss per share, Common stock	$(0.03)

The accompanying notes are an integral part of the financial statements.

RODGERS SILICON VALLEY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 23, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	216,946,426	—	216,948,726

Sale of 6,000,000 Private Placement Warrants to Sponsor	—	—	6,000,000	—	6,000,000

Common stock subject to possible redemption	(21,780,266)	(2,178)	(217,769,259)	—	(217,771,437)

Net loss	—	—	—	(202,287)	(202,287)

Balance – December 31, 2020	6,969,734	$697	$5,201,592	$(202,287)	$5,000,002

The accompanying notes are an integral part of the financial statements.

RODGERS SILICON VALLEY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(202,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,877)
Unrealized loss on marketable securities held in Trust Account	38,849
Changes in operating assets and liabilities:
Prepaid expenses	(166,079)
Accrued expenses	84,754
Net cash used in operating activities	(250,640)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants to Sponsor	6,000,000
Advances from related party	125,000
Repayment of advances from related party	(125,000)
Proceeds from promissory note – related party	50,000
Repayment of promissory note – related party	(50,000)
Payment of offering costs	(401,274)
Net cash provided by financing activities	231,023,726

Net Change in Cash	773,086
Cash – Beginning of period	—
Cash – End of period	$773,086

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$217,972,620
Change in value of common stock subject to possible redemption	$(201,183)
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of the financial statements.

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Rodgers Silicon Valley Acquisition Corp. (the “Company”) was incorporated in Delaware on September 23, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 23, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Enovix Corporation, a Delaware corporation (“Enovix”) (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 1, 2020. On December 4, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Rodgers Capital LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 4.

Transaction costs amounted to $13,051,274 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $401,274 of other offering costs.

Following the closing of the Initial Public Offering on December 4, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) , located in the United States and held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund and government bonds selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until December 4, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation excepts, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Management's Plan

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company's liquidity and financial condition and determined that sufficient capital exists to sustain operations through March 8, 2022 and therefore substantial doubt has been alleviated.

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 17,500,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

For the Period from September 23, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,566
Unrealized loss on marketable securities held in Trust Account	(36,790)
Net loss allocable to shares subject to possible redemption	$(31,224)
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	21,797,262
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(202,287)
Net loss allocable to Common stock subject to possible redemption	31,224
Non-Redeemable Net Loss	$(171,063)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	6,081,367
Basic and diluted net loss per share	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, from the Company in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 24, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The Founder Shares include an aggregate of up 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option at the Initial Public Offering, the 750,000 shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Company’s common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on December 4, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from September 23, 2020 (inception) through December 31, 2020, the Company incurred $10,000 in fees for these services. At December 31, 2020, fees of $10,000 is included in accrued expenses in the accompanying balance sheet.

Advances from Related Party

As of December 4, 2020, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. As of December 4, 2020, advances amounting to $125,000 were outstanding. The outstanding balance under these advances was repaid subsequent to the closing of the Initial Public Offering, on December 8, 2020.

Promissory Note — Related Party

On September 24, 2020, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. As of December 4, 2020, there was $50,000 outstanding under the Promissory Note, which was due on demand. The outstanding balance under the Promissory Note of $50,000 was repaid subsequent to the Initial Public Offering, on December 8, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 6 — COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on December 1, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $8,050,000. The deferred fee will be payable in cash to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares. At December 31, 2020 there were no preferred shares issued and outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 6,969,734 shares of common stock issued and outstanding, excluding 21,780,266 shares subject to possible redemption.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective within 60 business days following a Business Combination and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

·	in whole and not in part;
·	at a price of $0.01 per warrant;
·	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
·	if, and only if, the last reported sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In addition, if the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2020 is as follows:

December 31,
2020
Deferred tax assets
Net operating loss carryforward	$34,990
Unrealized loss on marketable securities	6,924
Total deferred tax assets	41,914
Valuation Allowance	(41,914)
Deferred tax assets, net allowance	$—

The income tax provision for the period from September 23, 2020 (inception) through December 31, 2020 consists of the following:

December 31,
2020
Federal
Current	$—
Deferred	(41,914)

State and Local
Current	—
Deferred	—

Change in valuation allowance	41,914

Income tax provision	$—

As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards available to offset future taxable income of $166,619 which carryforward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 23, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $41,914.

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Meals and entertainment	(0.3)%
Valuation allowance	(20.7)%
Income tax provision	0.0%

The Company files U.S. and California income tax returns. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers California to be a significant state tax jurisdiction.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$229,967,028

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Merger Agreement

On February 22, 2021, the Company entered into an agreement and plan of merger (as it may be amended and/or restated from time to time, the “Merger Agreement”), by and among the Company, RSVAC Merger Sub Inc., a wholly-owned subsidiary of RSVA (“Merger Sub”) (formed on February 16, 2021), and Enovix.

Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub will merge with and into Enovix (the “Merger”) with Enovix surviving the merger as a wholly owned subsidiary of RSVA (the “Business Combination”). In addition, in connection with the consummation of the Business Combination, RSVA will be renamed “Enovix Corporation.”

Under the Merger Agreement, RSVA has agreed to acquire all of the outstanding shares of Enovix common stock (including any options or warrants exercisable therefor) for $1.05 billion in aggregate consideration, comprising 105,000,000 shares of the Company’s common stock, based on a price of $10.00 per share (such shares being referred to herein as the “Merger Consideration”).

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger (defined herein) and without any further action on the part of the Company, Merger Sub or Enovix, each share of Enovix common stock issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into the right to receive a number of shares of the Company equal in value to the quotient of the Merger Consideration divided by the fully diluted capitalization of Enovix (the “Exchange Ratio”) without interest. Each outstanding Enovix option and warrant shall be assumed by the Company and automatically converted into an option and warrant to purchase such number of shares of the Company’s common stock, as adjusted based on the Exchange Ratio. No certificates or scrip representing fractional shares of the Company’s common stock will be issued pursuant to the Merger. Stock certificates evidencing the Merger Consideration shall bear restrictive legends as required by any securities laws at the time of the Merger.

The Business Combination with Enovix will be consummated subject to certain conditions as further described in the Merger Agreement.

PIPE Subscription Agreements

RSVA entered into subscription agreements (the “Subscription Agreements”) dated as of February 22, 2021, with certain institutional and accredited investors, pursuant to which, among other things, RSVA agreed to issue and sell, in a private placement to close immediately prior to the closing of the Business Combination, an aggregate of 12,500,000 shares of RSVA common stock for $14.00 per share (the “PIPE Shares”) for a total of $175,000,000.

Pursuant to the Subscription Agreements, RSVA agreed that, within 15 business days after the closing of the Business Combination, RSVA will file with the SEC (at RSVA’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and RSVA shall use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 90th calendar day if the PIPE Resale Registration Statement is reviewed by, and comments thereto are provided by, the SEC) following the closing of the Business Combination and (ii) the 10th business day after the date RSVA is notified (orally or in writing, whichever is earlier) by the SEC that the PIPE Resale Registration Statement will not be “reviewed” or will not be subject to further review.