Form 10-K/A
period 2020-12-31
Rodgers Silicon Valley Acquisition Corp
filed 2021-05-05
CIK 1828318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Rodgers Silicon Valley Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 8, 2021, or the Original Filing, to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statement as of December 4, 2020 in the accompanying financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original 10-K, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the guidance, management of the Company concluded that based on the fact that the Warrants may be settled in cash upon the occurrence of a tender offer or exchange and the Company does not control the method of settlement, the Warrants are precluded from equity classification. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

The Company’s revised accounting for the Warrants as derivative liabilities had no effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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

Legal Proceedings

Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536, Superior Court of California, San Mateo County

On March 22, 2021, Michael Costello, a purported shareholder in RSVA, filed a complaint in the Superior Court of California, San Mateo County, against RSVA and the RSVA’s board of directors. The Costello complaint alleges, among other things, that the directors breached their fiduciary duties in connection with the terms of the proposed Business Combination, and that the disclosures in RSVA’s registration statement regarding the proposed Business Combination are materially deficient. The complaint also alleges aiding and abetting claims against RSVA. The plaintiff seeks, among other things, unspecified monetary damages, attorneys’ fees and costs, and injunctive relief, including enjoining the proposed Business Combination.

Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)

On April 5, 2021, Derek Boxhorn, a purported shareholder in RSVA, filed a complaint in the United States District Court for the Southern District of New York against RSVA and RSVA’s board of directors. The Boxhorn complaint alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of the proposed Business Combination, and that RSVA’s registration statement contains materially incomplete and misleading information regarding the proposed Business Combination. The plaintiff seeks, among other things, unspecified monetary damages, attorneys’ fees and costs, and injunctive relief, including enjoining the proposed Business Combination.

RSVA cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this Amendment and cannot reasonably estimate the possible loss or range of loss with respect to these matters. The Company believes that the lawsuits are without merit and intend to defend against the claims vigorously.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from September 23, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from September 23, 2020 (inception) through December 31, 2020, we had net loss of $2,493,666, which consisted of operating costs of $169,324 and a change in the fair value of the warrant liability of $1,590,000, transaction costs attributed to warrants of $701,379, and unrealized loss on marketable securities held in the Trust Account of $38,849, offset by interest income on marketable securities held in the Trust Account of $5,877 and interest income on operating bank account of $9.

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

Transaction costs amounted to $13,051,274 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $401,274 of other offering costs. Total transaction costs were allocated to a component of equity and a component of the public company warrant liability (see footnote 2) based on an allocated proceeds model. Approximately $0.7 million was allocated to the warrant liability component and immediately expensed.

For the period from September 23, 2020 (inception) through December 31, 2020, cash used in operating activities was $250,640. Net loss of $2,493,666 was affected by interest earned on marketable securities held in the Trust Account of $5,877, a non-cash charge for the change in the fair value of warrant liabilities of $1,590,000, transaction costs attributed to warrants of $701,379 and unrealized loss on marketable securities held in the Trust Account of $38,849. Changes in operating assets and liabilities used $81,325 of cash for operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $229,967,028 (including approximately $38,849 of unrealized loss) consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes.  We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants were estimated using a Monte Carlo simulation model . The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. (see Note 2)

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

RODGERS SILICON VALLEY ACQUISITION CORP.

Dated: May 4, 2021	By:	/s/ Thurman J. Rodgers
	Name:	Thurman J. Rodgers
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thurman J. Rodgers	Chairman and Chief Executive Officer	May 4, 2021
Thurman J. Rodgers	(Principal Executive Officer)

/s/ Emmanuel T. Hernandez	Chief Financial Officer and Head of Strategy	May 4, 2021
Emmanuel T. Hernandez	(Principal Accounting and Financial Officer)

/s/ Lisan Hung
Lisan Hung	Director	May 4, 2021

/s/ Steven J. Gomo
Steven J. Gomo	Director	May 4, 2021

/s/ John D. McCranie
John D. McCranie	Director	May 4, 2021

/s/ Joseph I. Malchow
Joseph I. Malchow	Director	May 4, 2021

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 1, 2020, by and between Registrant and Oppenheimer & Co. Inc., (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
2.1	Merger Agreement dated February 22, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 22, 2021)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
4.4	Warrant Agreement, dated December 1, 2020 between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.1	Letter Agreements, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.2	Promissory Note in the principal amount of $50,000 dated September 24, 2020 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
10.3	Investment Management Trust Agreement, dated December 1, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.4	Registration Rights Agreement, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.5	Administrative Support Agreement, dated December 1, 2020, among the Registrant and the Initial Stockholders and Oppenheimer & Co. Inc.. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.6	Indemnity Agreement, dated December 1, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.7	Private Placement Warrants Subscription Agreement, dated December 1, 2020, among the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
10.8	Subscription Agreement, dated December 1, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 7, 2020)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on November 25, 2020)

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2020 and for the period September 23, 2020 (inception) through December 31, 2020, has been restated.

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

New York, NY

March 8, 2021, except for the effects of the restatement discussed in Note 2 and the subsequent event discussed in Note 11B as to which the date is May 4, 2021

RODGERS SILICON VALLEY ACQUISITION CORP.
BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$773,086
Prepaid expenses	166,079
Total Current Assets	939,165

Marketable securities held in Trust Account	229,967,028
TOTAL ASSETS	$230,906,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities - accrued expenses	$84,754
Warrant liability	19,780,000
Deferred underwriting payable	8,050,000
Total Liabilities	27,914,754

Commitments

Common stock subject to possible redemption; 19,801,982 shares at redemption value	197,991,430

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,948,018 shares issued and outstanding (excluding 19,801,982 shares subject to possible redemption)	895
Additional paid-in capital	7,492,780
Accumulated deficit	(2,493,666)
Total Stockholders’ Equity	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,906,193

The accompanying notes are an integral part of the financial statements.

RODGERS SILICON VALLEY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Operating and formation costs	$169,324
Loss from operations	(169,324)

Other income:
Interest income - bank	9
Interest earned on marketable securities held in Trust Account	5,877
Change in fair value of Warrants	(1,590,000)
Transaction costs attributable to Warrants	(701,379)
Unrealized loss on marketable securities held in Trust Account	(38,849)
Other loss, net	(2,324,342)

Net loss	$(2,493,666)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,978,262

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Common stock	6,582,520

Basic and diluted net loss per share, Common stock	$(0.37)

The accompanying notes are an integral part of the financial statements.

RODGERS SILICON VALLEY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 23, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discount and offering expenses	23,000,000	2,300	205,457,805	—	205,460,105

Common stock subject to possible redemption	(19,801,982)	(1,980)	(197,989,450)	—	(197,991,430)

Net loss	—	—	—	(2,493,666)	(2,493,666)

Balance – December 31, 2020	8,948,018	$895	$7,492,780	$(2,493,666)	$5,000,009

The accompanying notes are an integral part of the financial statements.

RODGERS SILICON VALLEY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(2,493,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,877)
Change in fair value of Warrants	1,590,000
Transaction costs attributable to Warrants	701,379
Unrealized loss on marketable securities held in Trust Account	38,849
Changes in operating assets and liabilities:
Prepaid expenses	(166,079)
Accrued expenses	84,754
Net cash used in operating activities	(250,640)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants to Sponsor	6,000,000
Advances from related party	125,000
Repayment of advances from related party	(125,000)
Proceeds from promissory note – related party	50,000
Repayment of promissory note – related party	(50,000)
Payment of offering costs	(401,274)
Net cash provided by financing activities	231,023,726

Net Change in Cash	773,086
Cash – Beginning of period	—
Cash – End of period	$773,086

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$199,782,620
Change in value of common stock subject to possible redemption	$(1,791,190)
Deferred underwriting fee payable	$8,050,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 23, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Enovix Corporation, a Delaware corporation (“Enovix”) (see Note 11). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 1, 2020. On December 4, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Rodgers Capital LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 5.

Transaction costs amounted to $13,051,274 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $401,274 of other offering costs. Total transaction costs were allocated to a component of equity and a component of the public company warrant liability (see footnote 2) based on an allocated proceeds model. Approximately $0.7 million was allocated to the warrant liability component and immediately expensed.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 as described above. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 4, 2020
Warrant Liability	$—	$18,190,000	$18,190,000
Common Stock Subject to Possible Redemption	217,972,620	(18,190,000)	199,782,620
Common Stock	695	182	877
Additional Paid-in Capital	5,000,411	701,197	5,701,608
Accumulated Deficit	(1,096)	(701,379)	(702,475)

Balance sheet as of December 31, 2020
Warrant Liability	$—	$19,780,000	$19,780,000
Common Stock Subject to Possible Redemption	217,771,437	(19,780,007)	197,991,430
Common Stock	697	198	895
Additional Paid-in Capital	5,201,592	2,291,188	7,492,780
Accumulated Deficit	(202,287)	(2,291,379)	(2,493,666)
Stockholders’ Equity	5,000,002	7	5,000,009

Statement of Operations for the Period from September 23, 2020 (inception) to December 31, 2020
Change in fair value of Warrants	$—	$(1,590,000)	$(1,590,000)
Transaction costs attributable to Warrants	—	(701,379)	(701,379)
Net loss	(202,287)	(2,291,379)	(2,493,666)
Weighted average shares outstanding, Common stock subject to possible redemption	21,797,262	(1,819,000)	19,978,262
Basic and diluted net income per share, Common stock subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Common stock	6,081,367	501,153	6,582,520
Basic and diluted net loss per share, Common stock	(0.03)	(0.34)	(0.37)

Cash Flow Statement for the Period from September 23, 2020 (inception) to December 31, 2020
Net loss	$(202,287)	$(2,291,379)	$(2,493,666)
Change in fair value of Warrants	—	1,590,000	1,590,000
Transaction costs attributable to Warrants	—	701,379	701,379
Initial classification of common stock subject to possible redemption	217,972,620	(18,190,000)	199,782,620
Change in value of common stock subject to possible redemption	(201,183)	(1,590,007)	(1,791,190)

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Statement of Changes in Stockholders’ Equity for the Period from September 23, 2020 (inception) to December 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Common stock subject to possible redemption – As Previously Reported	(21,780,266)	$(2,178)	$(217,769,259)	$—	$(217,771,437)
Common stock subject to possible redemption – Adjustments	1,978,284	198	19,779,809	—	19,780,007
Common stock subject to possible redemption – As Restated	(19,801,982)	(1,980)	(197,989,450)	—	(197,991,430)

Net loss – As Previously Reported	—	—	—	(202,287)	(202,287)
Net loss – Adjustments	—	—	—	(2,291,379)	(2,291,379)
Net loss – As Restated	—	—	—	(2,493,666)	(2,493,666)

Balance at December 31, 2020 – As Previously Reported	6,969,734	697	5,201,592	(202,287)	5,000,002
Balance at December 31, 2020 – Adjustments	1,978,284	198	2,291,188	(2,291,379)	7
Balance at December 31, 2020 – As Restated	8,948,018	895	7,492,780	(2,493,666)	5,000,009

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Warrant Liability (see Note 2)

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants were estimated using a Monte Carlo simulation model. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model.

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

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest (see Note 2).

For the Period from September 23, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,060
Unrealized loss on marketable securities held in Trust Account	(33,449)
Net loss allocable to shares subject to possible redemption	$(28,389)
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	19,978,262
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(2,493,666)
Net loss allocable to Common stock subject to possible redemption	28,389
Non-Redeemable Net Loss	$(2,465,277)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	6,582,520
Basic and diluted net loss per share	$(0.37)

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

NOTE 4 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, from the Company in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — COMMITMENTS

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares. At December 31, 2020 there were no preferred shares issued and outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 8,948,018 shares of common stock issued and outstanding, excluding 19,801,982 shares subject to possible redemption (see Note 2).

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

NOTE 9 — INCOME TAX

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

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of Warrants (see Note 2)	(13.4)%
Transaction costs attributable to Warrants	(5.9)%
Meals and entertainment	(0.3)%
Valuation allowance	(1.7)%
Income tax provision	0.0%

The Company files U.S. and California income tax returns. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers California to be a significant state tax jurisdiction.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (see Note 2):

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$229,967,028

Liabilities:
Warrant Liability – Public Warrants	3	12,880,000
Warrant Liability – Private Placement Warrants	3	6,900,000

The Private Placement Warrants were valued using a Modified Black-Scholes Model, which is considered to be a Level 3 fair value measurement. The Modified Black-Scholes Model uses a Black-Scholes Option Pricing Model that is modified for the probability of consummation of the Business Combination.

The Public Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model uses similar inputs to the Black-Scholes, but considers the redemption features applicable to the contractual redemption terms of the public warrant agreements.

The key inputs into valuing our warrant liabilities is as follows:

		December 4, 2020	December 31, 2020
		(Initial Measurement)
Strike Price		$11.50	$11.50
Risk Free Rate	(a)	0.5%	0.5%
Expected Volatility	(b)	19.0%	19.0%
Term (Years)	(c)	5.75	5.57
Probability of Acquisition	(d)	80%	85%

(a) Based on the linearly interpolated treasury rate
(b) Blended volatility based upon weighted average of time pre announcement and post announcement
(c) As of the measurement date until assumed expiration
(d) Based upon success of SPACs in completing business combination

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 23, 2020	$—	$—	$—
Initial measurement on December 4, 2020	6,000,000	12,190,000	18,190,000
Change in valuation inputs or other assumptions	900,000	690,000	1,590,000
Fair value as of December 31, 2020	$6,900,000	$12,880,000	$19,780,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

RODGERS SILICON VALLEY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

11A

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

11B

Legal Proceedings

Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536, Superior Court of California, San Mateo County

On March 22, 2021, Michael Costello filed a complaint in the Superior Court of California, San Mateo County, against the Company and the Company’s board of directors. The plaintiff alleges, among other things, that the directors breached their fiduciary duties in connection with the terms of a proposed transaction, and that the disclosures in the Company’s registration statement regarding the proposed transaction are materially deficient. The plaintiff seeks, among other things, unspecified monetary damages and injunctive relief, including enjoining the proposed transaction.

Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)

On April 5, 2021, Derek Boxhorn filed a complaint in the United States District Court for the Southern District of New York against the “Company and the Company’s board of directors. The plaintiff alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of a proposed transaction, and that the Company’s registration statement contains materially incomplete and misleading information regarding the proposed transaction.

RSVA cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this Amendment and cannot reasonably estimate the possible loss or range of loss with respect to these matters. The Company believes that the lawsuits are without merit and intend to defend against the claims vigorously.