Form 10-Q
period 2021-03-31
Rodgers Silicon Valley Acquisition Corp
filed 2021-05-21
CIK 1828318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

RODGERS SILICON VALLEY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39485	85-3174357
(State or Other Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

535 Eastview Way

Woodside, CA 94062

(Address of Principal Executive Offices) (Zip Code)

(650) 722-1753

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	RSVAU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	RSVA	The Nasdaq Stock Market LLC
Warrants	RSVAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2021, 14,086,153 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RODGERS SILICON VALLEY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$305,093	$773,086
Prepaid expenses	179,988	166,079
Total Current Assets	485,081	939,165

Cash and securities held in Trust Account	230,016,101	229,967,028
Total Assets	$230,501,182	$230,906,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$187,708	$84,754
Warrant liability	70,625,000	19,780,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Current Liabilities	78,862,708	27,914,754

Commitments and Contingencies

Common stock subject to possible redemption; 14,663,874 shares at redemption value	146,638,470	197,991,430

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,086,153 shares issued and outstanding (excluding 14,663,847 shares subject to possible redemption)	1,409	895
Additional paid in capital	58,845,226	7,492,780
Accumulated deficit	(53,846,631)	(2,493,666)
Total Stockholders' Equity	5,000,004	5,000,009

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$230,501,182	$230,906,193

The accompanying notes are an integral part of these Condensed Financial Statements.

RODGERS SILICON VALLEY ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

March 31, 2021
Operational costs	$579,343
Loss from operations	(579,343)

Other income:
Interest income - bank	13
Change in fair value of warrant liability	(50,845,000)
Interest earned on marketable securities held in Trust Account	61,910
Unrealized gain on marketable securities held in Trust Account	9,455
Other income (loss), net	(50,773,622)

Income (loss) before benefit from (provision for) income taxes	(51,352,965)
Benefit from (provision for) income taxes	-
Net loss	(51,352,965)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	19,801,982
Basic and diluted net loss per share, Common stock subject to possible redemption	$-

Basic and diluted weighted average shares outstanding, Common Stock	8,948,018
Basic and diluted net loss per share, Common stock	$(5.74)

The accompanying notes are an integral part of these Condensed Financial Statements.

RODGERS SILICON VALLEY ACQUISITION CORP.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholder's
	Shares	Amount	in Capital	Deficit	Equity
Balance – December 31, 2020	8,948,018	$895	$7,492,780	$(2,493,666)	$5,000,009

Change in value of common stock subject to redemption	5,138,135	514	51,352,446	-	51,352,960

Net loss	-	-	-	(51,352,965)	(51,352,965)

Balance March 31, 2021	14,086,153	$1,409	$58,845,226	$(53,846,631)	$5,000,004

The accompanying notes are an integral part of these Condensed Financial Statements.

RODGERS SILICON VALLEY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(51,352,965)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	50,845,000
Interest earned on marketable securities held in Trust Account	(61,910)
Unrealized gain on marketable securities held in Trust Account	(9,455)
Changes in operating assets and liabilities:
Prepaid expenses	(13,909)
Accrued expenses	102,954
Net cash used in operating activities	(490,285)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	22,292
Net cash used in investing activities	22,292

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	-

Net Change in Cash	(467,993)
Cash - Beginning of period	773,086
Cash - End of period	$305,093

The accompanying notes are an integral part of these Condensed Financial Statements.

RODGERS SILICON VALLEY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 23, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Enovix Corporation, a Delaware corporation (“Enovix”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 1, 2020. On December 4, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Rodgers Capital LLC (the “Sponsor”), generating gross proceeds of $6,000,000.

Transaction costs amounted to $13,051,274 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $401,274 of other offering costs. Total transaction costs were allocated to a component of equity and a component of the public company warrant liability based on an allocated proceeds model. Approximately $0.7 million was allocated to the warrant liability component and immediately expensed.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern and Management's Plan

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for funding operating expense, including consummating the Business Combination. The Company may need to raise additional capital to meet the Company’s working capital needs. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of March 31, 2021 and the condensed statements of operations, condensed statements of shareholders’ equity and the condensed statements of cash flows for the three months ended March 31, 2021 are unaudited. These accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results.  The condensed balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements for the year ended December 31, 2020.

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

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies in Note 2. “Summary of Significant Accounting Policies,” of the notes to the financial statements for the year ended December 31, 2020 included in the RSVAC Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000, from the Company in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 24, 2020, the Company issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor, Rodgers Capital LLC, for an aggregate purchase price of $25,000 in cash. The Founder Shares include an aggregate of up 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option at the Initial Public Offering, the 750,000 shares are no longer subject to forfeiture.

Certain directors of RSVAC are members of the Sponsor, Rodgers Capital LLC and own units of the Sponsor that will convert into Founder Shares upon distribution of the Sponsor’s assets to its members. Prior to the IPO, Mr. Hernandez, Mr. McCranie, Mr. Gomo, Mr. Malchow and Ms. Hung received 460,000, 450,000, 295,000, 262,500 and 262,500 units respectively, which are convertible into Founder Shares. The balance of the units in the Sponsor are held by the Rodgers Massey Revocable Trust, of which Mr. Rodgers is trustee and are convertible into 4,020,000 Founder Shares.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 4, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services. At March 31, 2021, fees of $30,000 is included in accrued expenses in the accompanying balance sheet.

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

NOTE 6 — COMMITMENTS and CONTINGENCIES

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

Contingencies

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares. At March 31, 2021 there were no preferred shares issued and outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021, there were 14,086,153 shares of common stock issued and outstanding, excluding 14,663,847 shares subject to possible redemption.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$230,016,101

Liabilities:
Warrant Liability - Public Warrants	3	45,425,000
Warrant Liability - Private Placement Warrants	3	25,200,000

The Private Placement Warrants were valued using a Modified Black-Scholes Model, which is considered to be a Level 3 fair value measurement. The Modified Black-Scholes Model uses a Black-Scholes Option Pricing Model that is modified for the probability of consummation of the Business Combination.

The Public Warrants were valued using publicly available trading price, which is considered to be a Level 1 fair value measurement.

The key inputs into valuing our warrant liabilities is as follows:

	Level	March 31, 2021
Strike Price		$11.50
Risk Free Rate	(a)	1.00%
Expected Volatility	(b)	28.0%
Terms (Years)	(c)	5.36
Probability of Acquisition	(d)	95.0%

(a) Based on the linearly interpolated treasury rate
(b) Blended volatility based upon weighted average of time pre announcement and post announcement
(c) As of the measurement date until assumed expiration
(d) Based upon success of SPACs in completing business combination

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair Value as of December 31, 2020	$6,900,000	$12,880,000.00	$19,780,000

Change in valuation inputs or other assumptions	18,300,000	32,545,000	50,845,000

Fair Value as of March 31, 2021	$25,200,000	$45,425,000	$70,625,000

The public warrants were transferred from Level 3 to Level 1 in the fair value hierarchy.

NOTE 9 — NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 17,500,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

Three Months Ended
March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common Stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$61,910
Unrealized gain on marketable securities held in Trust Account	9,455
Net loss allocable to shares subject to possible redemption	$71,365
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	19,801,982
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(51,352,965)
Net loss allocable to Common stock subject to possible redemption	(71,365)
Non-Redeemable Net Loss	$(51,424,330)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	8,948,018
Basic and diluted net loss per share	$(5.75)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this proxy statement/prospectus. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” and elsewhere in this proxy statement/prospectus.

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

The transactions set forth in the Merger Agreement are further described in our Current Report on Form 8-K filed with the SEC on February 22, 2021.

Results of Operations

Our only activities from September 23, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, D&O insurance), as well as for due diligence expenses.

For the quarter ended March 31, 2021, we had net loss of $51,352,965, which consisted of operating costs of $579,343 and a change in the fair value of the warrant liability of $50,845,000, offset by interest income of $13, interest earned on marketable securities held in Trust Account of $61,910 and unrealized gain on marketable securities held in Trust account of $9,455.

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

Transaction costs amounted to $13,051,274 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $401,274 of other offering costs. Total transaction costs were allocated to a component of equity and a component of the public company warrant liability (see footnote 2) based on an allocated proceeds model. Approximately $0.7 million was allocated to the warrant liability component and immediately expensed on December 31, 2020.

For the quarter ended March 31, 2021, cash used in operating activities was $490,285. Net loss of $51,352,965 which included a non-cash charge for the change in fair value of warrant liabilities of $50,845,000 were offset by interest earned on marketable securities held in Trust Account of $61,910, unrealized gain in marketable securities in Trust Account of $9,455 and changes in operating assets and liabilities of $89,045.

For the quarter ended March 31, 2021, cash provided by investing activities was $22,292 from cash drawn from Trust Account to pay for franchise tax.

As of March 31, 2021, we had marketable securities held in the Trust Account of $230,016,101 (including approximately $9,455 of unrealized gain) consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest earned on marketable securities held in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2021, we had cash of $305,093 held outside the Trust Account We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants were estimated using the publicly available trading price. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. (see Note 2)

Common Stock Subject to Possible Redemption

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

Net Income or Loss Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income or loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income or loss is adjusted for the portion of income or loss that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of March 31, 2021.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of and for the years ended December 31, 2020, we identified a material weakness in our internal control over financial reporting resulting from a lack of independent review of technical accounting matters. During the first quarter of 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. We added new control activities, modified existing controls, and enhanced the documentation that evidences that controls are performed.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2021 amendment to Form S-4 filed with the SEC on May 10, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on December 1, 2020. On December 4, 2020, we consummated the Initial Public Offering of 23,000,000 shares of common stock (the “Public Shares”), which includes 3,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $230 million, and incurring offering costs of approximately $8 million, inclusive of approximately $7 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,000,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $6 million. The Private Placement Warrants are identical to the warrants sold as part of the units in the IPO, subject to limited exceptions. Additionally, the Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Warrants (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination.

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment) $230  million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid a total of approximately $4 million in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $0.8 million for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 20, 2021	RODGERS SILICON VALLEY ACQUISITION CORP.

	By:	/s/ Thurman J. Rodgers
	Name:	Thurman J. Rodgers
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Emmanuel T. Hernandez
	Name:	Emmanuel T. Hernandez
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)