Form 10-Q
period 2021-06-30
Enovix Corp
filed 2021-08-16
CIK 1828318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Enovix Corporation

(Exact Name of Registrant as Specified in Charter)

(Successor to RODGERS SILICON VALLEY ACQUISITION CORP.)

Delaware	001-39753	20-5871008
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3501 W Warren Avenue

Fremont, California 94538

(Address of Principal Executive Offices) (Zip Code)

(510) 695-2350

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ENVX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	ENVXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒¨ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ¨☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ¨☒

As of August 12, 2021, 145,245,628 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIX CORPORATION

(Successor to RODGERS SILICON VALLEY ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$142,943	$773,086
Prepaid expenses	135,250	166,079
Total Current Assets	278,193	939,165

Cash held in Trust Account	230,011,447	229,967,028
Total Assets	$230,289,640	$230,906,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$630,205	$84,754
Warrant liability	188,110,000	19,780,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Current Liabilities	196,790,205	27,914,754
Total Liabilities	196,790,205	27,914,754

Commitments and Contingencies (See Note 7)

Common stock subject to possible redemption; 2,849,943 shares at redemption value	28,499,426	197,991,430

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,900,057 shares issued and outstanding (excluding 2,849,943 shares subject to possible redemption)	2,590	895
Additional paid in capital	176,983,089	7,492,780
Accumulated deficit	(171,985,670)	(2,493,666)
Total Stockholders' Equity	5,000,009	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$230,289,640	$230,906,193

The accompanying notes are an integral part of these Condensed Financial Statements.

ENOVIX CORPORATION

(Successor to RODGERS SILICON VALLEY ACQUISITION CORP.)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Formation and operational costs	$660,945	$1,240,288
Loss from operations	(660,945)	(1,240,288)

Other income (expense):
Interest income - bank	6	19
Change in fair value of warrant liability	(117,485,000)	(168,330,000)
Interest earned on marketable securities held in Trust Account	6,900	68,810
Unrealized gain on marketable securities held in Trust Account	—	9,455
Total other loss, net	(117,478,094)	(168,251,716)
Loss before benefit from (provision for) income taxes	(118,139,039)	(169,492,004)
Benefit from (provision for) income taxes	—	—
Net loss	$(118,139,039)	$(169,492,004)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	14,663,847	17,218,721
Basic and diluted net loss per share, Common stock subject to possible redemption	$—	$—

Basic and diluted weighted average shares outstanding, Common Stock	14,086,153	11,531,279
Basic and diluted net loss per share, Common stock	$(8.39)	$(14.71)

The accompanying notes are an integral part of these Condensed Financial Statements.

ENOVIX CORPORATION

(Successor to RODGERS SILICON VALLEY ACQUISITION CORP.)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	8,948,018	$895	$7,492,780	$(2,493,666)	$5,000,009

Change in value of common stock subject to redemption	5,138,135	514	51,352,446	—	51,352,960

Net loss	—	—	—	(51,352,965)	(51,352,965)

Balance – March 31, 2021	14,086,153	1,409	58,845,226	(53,846,631)	5,000,004

Change in value of common stock subject to redemption	11,813,904	1,181	118,137,863	—	118,139,044

Net loss	—	—	—	(118,139,039)	(118,139,039)

Balance – June 30, 2021	25,900,057	$2,590	$176,983,089	$(171,985,670)	$5,000,009

The accompanying notes are an integral part of these Condensed Financial Statements.

ENOVIX CORPORATION

(Successor to RODGERS SILICON VALLEY ACQUISITION CORP.)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(169,492,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	168,330,000
Interest earned on marketable securities held in Trust Account	(68,810)
Unrealized gain on marketable securities held in Trust Account	(9,455)
Changes in operating assets and liabilities:
Prepaid expenses	30,829
Accounts payable and accrued expenses	545,451
Net cash used in operating activities	(663,989)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	33,846
Net cash provided by investing activities	33,846

Cash Flows from Financing Activities:
Net cash provided by financing activities	—

Net Change in Cash	(630,143)
Cash - Beginning of period	773,086
Cash - End of period	$142,943

The accompanying notes are an integral part of these Condensed Financial Statements.

ENOVIX CORPORATION

(Successor to RODGERS SILICON VALLEY ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Rodgers Silicon Valley Acquisition Corp. (the “Company” or "RSVAC"), was incorporated in Delaware on September 23, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On July 14, 2021 (the “Closing Date”), Enovix Corporation, a Delaware Corporation (“Legacy Enovix”), RSVAC, and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021, by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the "Special Meeting"). Pursuant to the terms of the Merger Agreement, a business combination of RSVAC and Legacy Enovix was effected by the merger of Merger Sub with and into Legacy Enovix, with Legacy Enovix surviving as a wholly owned subsidiary of RSVAC. Following the consummation of the Merger on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation ("New Enovix"). Please refer to Note 5 "Reverse Recapitalization" for further details of the Merger.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 23, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Legacy Enovix.

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

Following the closing of the Initial Public Offering on December 4, 2020, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund and government bonds selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

The Company provided its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination in connection with the Special Meeting on July 12, 2021. In connection with the Special Meeting, holders of 15 shares of RSVAC's common stock, par value $0.0001 per share (“RSVAC Common Stock”), or 0% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $150.00. There were no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Sponsor has agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre- initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of June 30, 2021, the condensed statements of operations and condensed statements of shareholders’ equity for the three and six months ended June 30, 2021 and the condensed statements of cash flows for the six months ended June 30, 2021 are unaudited. These accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The condensed balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements for the year ended December 31, 2020, included in the RSVAC Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies in Note 3. “Summary of Significant Accounting Policies,” of the notes to the financial statements for the year ended December 31, 2020 included in the RSVAC Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

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

NOTE 5 — REVERSE RECAPITALIZATION

On July 14, 2021, Legacy Enovix, RSVAC, and Merger Sub, consummated the closing of the transactions contemplated by the Merger Agreement, following the approval at the Special Meeting held on July 12, 2021. Immediately prior to the Merger all shares of Legacy Enovix outstanding convertible preferred stock were converted into an equivalent number of shares of Legacy Enovix Common Stock.

At the Merger, eligible Legacy Enovix equity holders received or have the right to receive shares of common stock at a deemed value of $10.00 per share after giving effect to the exchange ratio of 0.1846 as defined in the Merger Agreement (“Exchange Ratio”). Accordingly, immediately following the consummation of the Merger, Legacy Enovix Common Stock was exchanged into 103,995,643 shares of Common Stock, and 5,547,327 shares were reserved for the issuance of common stock upon the potential future exercise of Legacy Enovix's stock options that were exchanged into Enovix's stock options.

In connection with the execution of the Merger Agreement, RSVAC entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “New PIPE Investor”), pursuant to which the New PIPE Investors agreed to purchase, and RSVAC agreed to sell to the New PIPE Investors, an aggregate of 12,500,000 shares of common stock (“PIPE Shares”), for a purchase price of $14.00 per share and an aggregate purchase price of $175,000,000, in a private placement pursuant to the subscription agreements (“PIPE Financing”). The PIPE Financing closed simultaneously with the consummation of the Merger.

The number of shares of common stock issued immediately following the consummation of the Merger was:

RSVAC Common Stock shares outstanding prior to the Merger	28,750,000
Less redemption of RSVAC Common Stock shares	(15)
RSVAC Common Stock shares	28,749,985
PIPE Shares issued	12,500,000
Merger and PIPE Shares	41,249,985
Legacy Enovix Common Shares (1)	103,995,643
Total shares of common stock immediately after the Merger	145,245,628

(1)

The number of Legacy Enovix Common Shares was determined from the 563,316,738 shares of Legacy Enovix Common Stock outstanding immediately prior to the closing of the Merger converted at the exchange ratio of 0.1846. All fractional shares were rounded.

The Merger is accounted for as a reverse recapitalization under GAAP. This determination is primarily based on Legacy Enovix stockholders comprising a relative majority of the voting power of New Enovix and having the ability to nominate the members of the Board, Legacy Enovix’s operations prior to the acquisition comprising the only ongoing operations of New Enovix, and Legacy Enovix’s senior management comprising a majority of the senior management of New Enovix. Under this method of accounting, RSVAC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of New Enovix represent a continuation of the financial statements of Legacy Enovix with the Merger being treated as the equivalent of New Enovix issuing stock for the net assets of RSVAC, accompanied by a recapitalization. The net assets of RSVAC are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of New Enovix. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Additionally, upon the consummation of the Merger, the Company gave effect to the issuance of 41,249,985 shares of common stock for the previously issued RSVAC common stock and PIPE Shares that were outstanding at the Closing Date.

In connection with the Merger in July 2021, New Enovix raised approximately $405,200,000 of gross proceeds including the contribution of $230,012,116 of cash held in RSVAC’s trust account from its initial public offering, $175,000,000 of gross proceed in connection with the PIPE financing and operating cash held in the checking account. New Enovix incurred $7,000,000 of PIPE financing fee, which was 4.0% of the gross proceeds from PIPE financing, and approximately $16,600,000 of transaction costs, which primarily consisted of banking, legal, and other professional fees. Majority of the transaction costs was recorded as a reduction to additional paid-in capital of proceeds.

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

Related Party Loans

Bridge Loan

On May 24, 2021, Enovix Corporation issued to a member of the board of directors a secured promissory note (the “Bridge Loan”) with an aggregate principal balance of $15,000,000 and an interest rate of 7.5% per annum payable monthly and on the maturity date. All unpaid interest and principal shall be due and payable upon request by the holders on or after the earlier of (i) the closing of the Merger Agreement and (ii) October 25, 2021. To secure payment of all amounts due under the Bridge Loan, Enovix Corporation granted a security interest in all of Enovix Corporation’s personal property, now existing or hereafter arising, including all accounts, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof (together, the “Collateral”), but which shall not include the intellectual property. On July 14, 2021, Legacy Enovix repaid all amounts outstanding under the Bridge Loan, which totaled $15,246,696 in principal and interest.

NOTE 7 — COMMITMENTS and CONTINGENCIES

Registration Rights

Pursuant to an amended and restated registration rights agreement entered into on July 14, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of Working Capital Loans), RSVAC’s directors and officers and certain former stockholders of Legacy Enovix are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of common stock). The holders of the majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Contingencies

Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536, Superior Court of California, San Mateo County

On March 22, 2021, Michael Costello filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of a proposed transaction, and that the disclosures in RSVAC’s registration statement regarding the proposed transaction were materially deficient.

Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)

On April 5, 2021, Derek Boxhorn filed a complaint in the United States District Court for the Southern District of New York against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination.

Each plaintiff seeks, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the now completed Business Combination. The Costello complaint also seeks rescission of the Business Combination and/or rescissory damages related to the Business Combination, a declaration and decree that the Merger Agreement was in breach of fiduciary duties and unenforceable, and sought an order directing the individual defendants to disseminate a registration statement that does not contain untrue statements of material fact and states all material facts required to make the statements contained therein not misleading.

The Company cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this Quarterly Report on Form 10-Q and cannot reasonably estimate the possible loss or range of loss with respect to these matters. The Company believes that the lawsuits are without merit and intends to defend against the claims vigorously.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021, there were no preferred shares issued and outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 25,900,057 shares of common stock issued and outstanding, excluding 2,849,943 shares subject to possible redemption.

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

The Company has filed with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and has caused the same to become effective. The Company will use its best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
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

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non- financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$230,011,447	$229,967,028

Liabilities:
Warrant Liability – Public Warrants	3	118,450,000	12,880,000
Warrant Liability – Private Placement Warrants	3	69,660,000	6,900,000

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

The Public Warrants were valued using publicly available trading price, which is considered to be a Level 1 fair value measurement. The key inputs into valuing our warrant liabilities is as follows:

	Level	June 30, 2021	December 31, 2020
Strike Price		$11.5	$11.5
Risk Free Rate	(a)	0.9%	0.5%
Expected Volatility	(b)	22.6%	19.0%
Terms (Years)	(c)	5.0	5.6
Probability of Acquisition	(d)	95.0%	85.0%

(a) Based on the linearly interpolated treasury rate

(b) Blended volatility based upon weighted average of time pre announcement and post announcement

(c) As of the measurement date until assumed expiration

(d) Based upon success of SPACs in completing business combination

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$6,900,000	$12,880,000	$19,780,000
Change in valuation inputs or other assumptions	62,760,000	105,570,000	168,330,000
Fair value as of June 30, 2021	$69,660,000	$118,450,000	$188,110,000

The public warrants were transferred from Level 3 to Level 1 in the fair value hierarchy.

NOTE 10 — NET LOSS PER SHARE

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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$6,900	$68,810
Unrealized gain on marketable securities held in Trust Account	—	9,455
Net loss allocable to shares subject to possible redemption	$6,900	$78,265
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	14,663,847	17,218,721
Basic and diluted net income per share	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(118,139,039)	$(169,492,004)
Net loss allocable to Common stock subject to possible redemption	(6,900)	(78,265)
Non-Redeemable Net Loss	$(118,145,939)	$(169,570,269)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	14,086,153	11,531,279
Basic and diluted net loss per share	$(8.39)	$(14.71)

NOTE 11 — SUBSEQUENT EVENTS

The Merger

On July 14, 2021, Legacy Enovix, RSVAC, and Merger Sub, consummated the closing of the transactions contemplated by the Merger Agreement, following the approval at the Special Meeting on July 12, 2021. Following the consummation of the Merger on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from RSVAC to Enovix Corporation.

At the closing of the Merger, each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the closing was canceled and converted into and exchanged for one validly issued, fully paid and nonassessable share of Legacy Enovix's common stock ("Legacy Enovix Common Stock"), the surviving corporation in the Merger.

At the closing, as a result of the Merger, each option to purchase Legacy Enovix Common Stock that was outstanding immediately prior to the closing, whether vested or unvested, was converted into an option to purchase a number of shares of New Enovix's common stock ("Common Stock") (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Legacy Enovix Common Stock subject to such Legacy Enovix option immediately prior to the closing and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price per share of such Legacy Enovix option immediately prior to the closing, divided by (2) the Exchange Ratio. Except as specifically provided in the Merger Agreement, following the closing, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Enovix option immediately prior to the closing.

As a result of the Merger, each warrant to purchase Legacy Enovix Common Stock that was outstanding immediately prior to the closing, whether vested or unvested, was converted into a warrant to purchase a number of shares of the New Enovix's common stock ("Common Stock") (such warrant, an “Exchanged Warrant”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Legacy Enovix Common Stock subject to such Legacy Enovix warrant immediately prior to the closing and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price per share of such

Legacy Enovix warrant immediately prior to the closing, divided by (2) the Exchange Ratio. Except as specifically provided in the Merger Agreement, following the closing, each Exchanged Warrant will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Enovix warrant immediately prior to the closing.

In connection with the Special Meeting and the Business Combination, holders of 15 shares of RSVAC Common Stock, par value $0.0001 per share, or 0% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $150.00.

Bridge Loan

On July 14, 2021, Legacy Enovix repaid the outstanding principal amount under the promissory note agreement of approximately $15,246,696, including accumulated interest of $156,696, without payment of any termination fee or penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that Rodgers Silicon Valley Acquisition Corp.’s management (referred as to “RSVAC,” "we," "our," "us," or the "Company") believes is relevant to an assessment and understanding of the RSVAC’s consolidated results of operations and financial condition as of June 30, 2021 and for the three and six months ended June 30, 2021. The discussion should be read together with the historical consolidated financial statements and related notes and unaudited pro forma condensed financial information that are included in the Registration Statement on Form S-1, dated August 2, 2021 (“Registration Statement”), filed by us with Securities and Exchange Commission (the “SEC”) and incorporated by reference in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon RSVAC’s current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Registration Statement in the section titled “Risk Factors” beginning on page 7 of the Registration Statement, incorporated herein by reference, and in the Item 1A. Risk Factors of Part II of this report.

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

The outbreak of the coronavirus ("COVID-19") has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

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

Recent Developments

Closing of Merger

On February 22, 2021, we entered into a merger agreement (the “Merger Agreement” or the “Agreement”) with Enovix Corporation (“Legacy Enovix”) and RSVA Merger Sub Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into Enovix, with Enovix surviving as our wholly-owned subsidiary (the “Merger” or the "Business Combination"). The transactions set forth in the Merger Agreement are further described in our Current Report on Form 8-K filed with the SEC on February 22, 2021.

On July 14, 2021 (the "Closing Date"), the merger transactions were closed, following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the “Special Meeting”). Pursuant to the terms of the Merger Agreement, a business combination of RSVAC and Legacy Enovix was effected by the merger of Merger Sub with and into Legacy Enovix, with Legacy Enovix surviving as a wholly owned subsidiary of RSVAC. Following the consummation of the Merger on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation ("New Enovix").

In connection with the Special Meeting and the Business Combination, holders of 15 shares of RSVAC common stock, par value $0.0001 per share (“RSVAC Common Stock”), or 0% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $150.00.

As a result of the Merger, each warrant to purchase Legacy Enovix's common stock that was outstanding immediately prior to the closing, whether vested or unvested, was converted into a warrant to purchase a number of shares of the New Enovix's common stock (such warrant, an “Exchanged Warrant”) based on its exchange ratio. Each Exchanged Warrant will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy Enovix warrant immediately prior to the closing.

Pursuant to the merger agreement, the shares of Legacy Enovix’s preferred stock, and common stock, immediately upon the closing of the Business Combination, were converted and exchanged into the shares of the New Enovix’s common stock based on its exchange ratio. Shares of Legacy Enovix’s outstanding stock options, immediately upon the closing of the Business combination, were converted into the New Envoix's stock options based on its exchange ratio, which entitle the shareholders to purchase a number of shares of New Enovix’s common stock.

Results of Operations

Our only activities from September 23, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, D&O insurance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $118,139,039, which consisted of operating costs of $660,945 and a change in the fair value of the warrant liability of $117,485,000, offset by interest income of $6 and interest earned on marketable securities held in Trust Account of $6,900.

For the six months ended June 30, 2021, we had net loss of $169,492,004, which consisted of operating costs of $1,240,288 and a change in the fair value of the warrant liability of $168,330,000, offset by interest income of $19, interest earned on marketable securities held in Trust Account of $68,810 and unrealized gain on marketable securities held in Trust account of $9,455.

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

For the six months ended June 30, 2021, transaction costs amounted to $13,051,274 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $401,274 of other offering costs. Total transaction costs were allocated to a component of equity and a component of the public company warrant liability based on an allocated proceeds model. Approximately $0.7 million was allocated to the warrant liability component and immediately expensed on December 31, 2020.

For the six months ended June 30, 2021, cash used in operating activities was $663,989. Net loss of $169,492,004 which included a non-cash charge for the change in fair value of warrant liabilities of $168,330,000 were offset by interest earned on marketable securities held in Trust Account of $68,810, unrealized gain in marketable securities in Trust Account of $9,455 and changes in operating assets and liabilities of $576,280.

For the six months ended June 30, 2021, cash provided by investing activities was $33,846, which was primarily related to the cash drawn from Trust Account to pay for franchise tax.

As of June 30, 2021, we had marketable securities held in the Trust Account of approximately $230,011,447 consisting of securities held in a money market fund and government bonds that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest earned on marketable securities held in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our taxes. We used substantially all of the funds held in the Trust Account, to acquire Legacy Enovix and to pay our expenses relating thereto.

As of June 30, 2021, we had cash of $142,943 held outside the Trust Account to fund our activities until we consummate an initial Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants were estimated using the publicly available trading price. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model. (Note 9 of the condensed financial statements under Part I, Item 1 of this Form 10-Q)

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet. Upon the closing of the merger on July 14, 2021, the redemption rights of our common stock were ended.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed interim financial statements.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of June 30, 2021.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our financial statements as of and for the years ended December 31, 2020, we identified a material weakness in our internal control over financial reporting resulting from a lack of independent review of technical accounting matters. During the first and second quarter of 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. We added new control activities, modified existing controls, and enhanced the documentation that evidences that controls are performed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536, Superior Court of California, San Mateo County

On March 22, 2021, Michael Costello filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of a proposed transaction, and that the disclosures in RSVAC’s registration statement regarding the proposed transaction were materially deficient.

Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)

On April 5, 2021, Derek Boxhorn filed a complaint in the United States District Court for the Southern District of New York against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination.

Each plaintiff seeks, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the now completed Business Combination. The Costello complaint also seeks rescission of the Business Combination and/or rescissory damages related to the Business Combination, a declaration and decree that the Merger Agreement was in breach of fiduciary duties and unenforceable, and sought an order directing the individual defendants to disseminate a registration statement that does not contain untrue statements of material fact and states all material facts required to make the statements contained therein not misleading.

The Company cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this Quarterly Report on Form 10-Q and cannot reasonably estimate the possible loss or range of loss with respect to these matters. The Company believes that the lawsuits are without merit and intends to defend against the claims vigorously.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” below.

•
We will need to improve our energy density, which requires us to implement higher energy density materials for both cathodes and anodes, which we may not be able to do.
•
We rely on a new and complex manufacturing process for our operations: achieving production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•
We currently do not have a manufacturing facility to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring an additional facility online, our business will be negatively impacted and could fail.
•
We may not be able to source or establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
•
We may be unable to adequately control the costs associated with our operations and the components necessary to build our lithium-ion battery cells.
•
If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.

•
Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
•
The battery market continues to evolve and is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
•
If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
•
We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
•
We have been, and may in the future be, adversely affected by the global COVID-19pandemic.
•
We do not have adequate funds to acquire our next manufacturing facility and build it out, and may need to raise additional capital, which we may not be able to do.
•
We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
•
We could face state-sponsored competition from overseas, and may not be able to compete in the market on the basis of price.
•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

RISK FACTORS

Risks Related to Our Manufacturing and Scale-Up

We will need to improve our energy density, which requires us to implement higher energy density materials for both cathodes and anodes, which we may not be able to do.

Our roadmap to improve our energy density requires us to implement higher energy density materials for both cathodes and anodes. To successfully use these materials we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing techniques. It could take us longer to incorporate these new materials or we might not be able to achieve every cell performance specification required by customers. Further, we will need to make improvements in packaging technology to achieve our energy density roadmap. These improvements could take longer or be more difficult than forecasted. This could reduce the performance or delay the availability of products to customers. In addition, we have not achieved every specification for the products we plan to produce in our first year of production. The failure to achieve all of these specifications or adequately address each of these other challenges could impact the performance of our cells or delay the availability of these products to our customers.

We rely on a new and complex manufacturing process for our operations: achieving production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

Although we have developed our Li-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, all of which has not yet been developed or qualified to operate at large-scale manufacturing volumes. This will require us to bring up a first-of-its-kind automated production line to produce our batteries. It may take longer than expected to install, qualify and release this line and require modifications to the equipment to achieve our goals for throughput and yield. The work required to develop this process and integrate equipment into the production of our lithium-ion battery cells is time intensive and requires us to work closely with developers and equipment providers to ensure that it works properly for our unique battery technology. This integration work will involve a significant degree of uncertainty and risk and may result in the delay in the scaling up of production or result in additional cost to our battery cells.

Both our Fremont pilot manufacturing facilities and our large-scale manufacturing facility will require large-scale machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed.

Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. The people needed to remedy these malfunctions may not be readily available. In addition, because this equipment has not been used to build lithium-ion battery cells, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters. Further, we have in the past experienced power outages at our facilities, and if these outages are more frequent or longer in duration than expected it could impact our ability to manufacture batteries in a timely manner.

Even if we are able to successfully develop this new and complex manufacturing process, we may not be able to produce our lithium-ion batteries in commercial volumes in a cost-effective manner.

We currently do not have a manufacturing facility to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring an additional facility online, our business will be negatively impacted and could fail.

Currently, we are completing our manufacturing facility in Fremont, California. Even if we are able to overcome the challenges in designing and refining our manufacturing process, this manufacturing facility will only have one manufacturing line which will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected demand. We are in the process of locating an additional facility which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected demands. However, we have not yet located a suitable facility and, even if we are able to do so, there is no guarantee that our manufacturing process will scale to produce lithium-ion batteries in quantities sufficient to meet demand. Further, even if we are able to locate such a facility, there is no guarantee that we will be able to lease or acquire such a facility on commercially reasonable terms or at all.

Even if we overcome the manufacturing challenges and achieve volume production of our lithium-ion battery, if the cost, performance characteristics or other specifications of the battery fall short of our or our customers’ targets, our sales, product pricing and margins would likely be adversely affected.

We may not be able to source or establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.

We rely on third-party suppliers for components necessary to develop and manufacture our lithium-ion batteries, including key supplies, such as our anode, cathode and separator materials. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines.

Our business depends on the continued supply of certain materials for our products and we expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. The cost of our batteries depends in part upon the prices and availability of raw materials such as lithium, silicon, nickel, cobalt, copper and/or other metals. The prices for these materials fluctuate and their available supply may be unstable depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products as well as supply chain disruption caused by the COVID-19 pandemic. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. Any reduced availability of these materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.

Any disruption in the supply of components or materials could temporarily disrupt production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, the effects of the COVID-19 pandemic and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis.

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, our factory is located in Fremont, California and our products require materials and equipment manufactured outside the country, including the People’s Republic of China. If tariffs are placed on these materials and equipment, it could materially impact our ability to obtain materials on commercially reasonable terms.

Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

We may be unable to adequately control the costs associated with our operations and the components necessary to build our lithium-ion battery cells.

We will require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our lithium-ion batteries and services, but also to control our costs. A large fraction of the cost of our battery, like most commercial batteries, is driven by the cost of component materials like anode and cathode powder, separator, pouch material, current collectors, etc. It also includes machined parts that are part of the package. We have assumed based on extensive discussions with vendors, customers, industry analysts and independent research, target costs at startup of production and an assumed cost reduction over time. These estimates may prove inaccurate and adversely affect the cost of our batteries.

If we are unable to cost-efficiently manufacture, market, sell and distribute our lithium-ion batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any lithium-ion battery cells at volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield and rate of automation demonstrated for mature battery, battery material and manufacturing processes, that we have not yet achieved. We are planning on improving the productivity and reducing the cost of our production lines relative to the first line we build. In addition, we are planning on continuous productivity improvements going forward. If we are unable to achieve these targeted rates or productivity improvements, our business will be adversely impacted.

Customer Risks

Our relationships with our current customers are subject to various risks which could adversely affect our business and future prospects.

Our customers’ products are typically on a yearly or longer refresh cycles. If we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to pass all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temp storage capacity and swelling, etc. While we have product wins for which we are designing custom products for specific customers, we do not have purchase orders for each of these products. Should we not be able to convert these design wins into orders our financial performance would be impacted. Batteries are known in the market to have historically faced risk associated with safety (e.g., Samsung Galaxy Note) and therefore customers can be reluctant to take risks on new battery technologies. Since no new battery technology has entered the market for 30 years, it may be difficult for us to overcome customer risk objections. If unanticipated problems arise, it may raise warranty costs and adversely affect revenue and profit.

In addition, one of our customers has exclusive rights to purchase our batteries for use in the augmented reality and virtual reality space through 2024, which could limit our ability to sell batteries to other customers in this space, which may limit our ability to grow our business in the augmented reality and virtual reality space through 2024.

If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.

Once commercial production of our lithium-ion battery cells commences, our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our lithium-ion batteries. There can be no assurance that we will be able to detect and fix any defects in our lithium-ion batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, we could lose design wins and customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.

Our battery architecture is different than others and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications. In addition, we have limited historical data on the performance and reliability of our batteries over time, and therefore it could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. In addition, the electrodes and separator structure of our battery is different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field. Such an event could result in the failure of our end customer’s product as well as the loss of life or property. Such an event could result in severe financial penalties for us, including the loss of revenue, cancelation of supply contracts and the inability to win new business due to reputational damage in the market. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.

Our future growth and success depend on our ability to sell effectively to large customers.

Our potential customers are manufacturers of products that tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.

Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.

We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. Many factors will affect the demand for our batteries. For example, most of the end products in which our batteries are expected to be used are manufactured in China. If the political situation between China and the United States were to deteriorate, it could prevent our customers from purchasing its batteries.

Lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and operating results.

Increases in sales of our lithium-ion battery cells may increase our dependency upon specific customers and our costs to develop and qualify our system solutions.

The development of our lithium-ion battery cells is dependent, in part, upon successfully identifying and meeting our customers’ specifications for those products. Developing and manufacturing lithium- ion batteries with specifications unique to a customer increases our reliance upon that customer for purchasing our products at sufficient volumes and prices in a timely manner. If we fail to identify or develop products on a timely basis, or at all, that comply with our customers’ specifications or achieve design wins with customers, we may experience a significant adverse impact on our revenue and margins. Even if we are successful in selling lithium-ion batteries to our customers in sufficient volume, we may be unable to generate sufficient profit if per-unit manufacturing costs exceed per-unit selling prices. Manufacturing lithium-ion batteries to customer specifications requires a longer development cycle, as compared to discrete products, to design, test and qualify, which may increase our costs and could harm our business, financial condition and operating results.

Our Business Risks

We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

Legacy Enovix incurred a net loss of approximately $14.3 million for the three months ended June 30, 2021 and an accumulated deficit of approximately $237.7 million as of June 30, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries, which is not expected to occur until 2023, and may occur later.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: continue to incur significant expenses in connection with the development of our manufacturing process and the manufacturing of our batteries; secure additional manufacturing facilities and invest in manufacturing capabilities; build up inventories of components for our batteries; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. We have retained industry experts and designed our factory with appropriate safety precautions to address the fire risk of manufacturing batteries and minimize the impact of any event. Should these precautions be inadequate or an event be larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver product and require additional cash to recover. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Lithium-ion battery modules in the marketplace have been observed to catch fire or vent smoke and flame, and such events have raised concerns over the use of such batteries.

We develop lithium-ion battery cells for industrial and consumer equipment and intend to supply these lithium-ion battery cells for industrial and consumer applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news reports have indicated that several electric vehicles that use high-power lithium-ion batteries have caught on fire. As such, any adverse publicity and issues as to the use of high-power batteries in automotive or other applications will affect our business and prospects. In addition, any failure of our battery cells may cause damage to the industrial or consumer equipment or lead to personal injury or death and may subject us to lawsuits. We may have to recall our battery cells, which would be time-consuming and expensive. Further, product liability claims, injuries, defects, or other problems experienced by other companies in the lithium-ion battery market could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

The battery market continues to evolve and is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our silicon anode technology, which is being designed to outperform conventional lithium-ion battery technology and other battery technologies. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may make improvements in energy density faster than they have historically and what we have assumed, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage and price premium, which would negatively impact the prospects for our business or negatively impact our ability to sell our products at a market- competitive price and sufficient margins.

There are a number of companies seeking to develop alternative approaches to lithium-ion battery technology. We expect competition in battery technology to intensify. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Further, our financial modeling assumes that in addition to improving our core architecture over time, we are able to retain access to state-of-the-art industry materials as they are developed. If industry battery competitors develop their own proprietary materials, we would be unable to access these and would lose our competitive advantage in the market. If we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our lithium-ion batteries, our business will be harmed.

We must continue to commit significant resources to develop our battery technology in order to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results. Further, the battery industry has consistently improved the energy density of its products every year at a rate of 4-5% per year. If we are unable to improve our energy density at a rate faster than the industry, our competitive advantage will erode.

Customers will be less likely to purchase our batteries if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, market unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding our eventual production and sales performance compared with market expectations.

We could face state-sponsored competition from overseas, and may not be able to compete in the market on the basis of price.

One or more foreign governments, including the People’s Republic of China (“PRC”), have concluded that battery technology and battery manufacturing is a national strategic priority, and therefore have instituted official economic policies meant to support these activities. These policies may provide our competitors with artificially lower costs. If these lower costs materialize and enable competitive products to be sold into our markets at prices that, if applied to us, would cause us to become unprofitable, our ability to continue operating could be threatened.

Our failure to keep up with rapid technological changes and evolving industry standards may cause our batteries to become less marketable or obsolete, resulting in a decrease in demand for our batteries.

The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our batteries less marketable or obsolete. Third parties, including our competitors, may improve their technologies or even achieve technological breakthroughs that could decrease the demand for our batteries. Our ability to adapt to evolving industry standards and anticipate future standards and market trends will be a significant factor in maintaining and improving our competitive position and our prospects for growth.

If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lost any one or more of their services. Further, as we locate our new manufacturing facility, build it out and bring it online, we will need to hire personnel to staff and maintain this facility with the technical qualifications to do so, which we may not be able to do in the location at which this facility is located. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects. In addition, we are highly dependent on the services of Harrold Rust, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. If Mr. Rust or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic.

We face various risks related to epidemics, pandemics and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. Certain of our employees have tested positive for COVID-19 or have come in close contact with individuals with COVID-19. If a significant portion of our workforce is unable to work due to COVID-19 illness, quarantine or other government restrictions in connection with COVID-19, our operations may be negatively impacted. The spread of COVID-19 has also impacted our potential customers and suppliers by disrupting the manufacturing, delivery and overall supply chain of battery and device manufacturers. As a result, the effects of the COVID-19 pandemic could impact the availability of materials and resources necessary to install, bring-up and supply materials to our first production line.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders and business shutdowns. For example, some employees at our headquarters located in Fremont, California were generally subject to a stay-at-home order from the state government. These measures have and may continue to adversely impact our employees, research and development activities and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic continues to impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of our consolidated financial statements for the years ended December 31, 2020 and 2019, and subsequent to the initial filing of the proxy statement/prospectus during the course of preparing for the Business Combination, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

(i) we do not have sufficient, qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support our current size and complexity (e.g., acquisitions, divestitures and financings); and

(ii) we lacked independent review of technical accounting matters.

We restated our financial statements as of and for the fiscal years ended December 31, 2020 and 2019. For additional information, please see Note 2, Restatement of Previously Issued Financial Statements, of the notes to the financial statements for the year ended December 31, 2020, which were included in the RSVAC Annual Report on Form 10-K/A filed with the SEC.

These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. During the first and second quarter of 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting described above. Those remediation measures are ongoing and include the following:

•
we have hired a Chief Financial Officer, who is an experienced finance and accounting officer for public companies with extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies;
•
we have recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
•
we have established more robust processes related to the review of complex accounting transactions, preparation of account reconciliations and review of journal entries which are outlined elsewhere in this report; and
•
we have been and continue to be designing and implementing additional automation and integration in our financially significant systems.

While we have begun taking measures and plan to continue to take measures to design and implement an effective control environment, we cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under future indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

We will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Enovix did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming. A number of those requirements require us to carry out activities Legacy Enovix has not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our failure to timely and effectively implement controls and procedures required by Section 404(a)of the Sarbanes-Oxley Act that are applicable to us could negatively impact our business.

Legacy Enovix was not subject to Section 404 of the Sarbanes-Oxley Act. However, having consummated the Business Combination, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy Enovix as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, have requested the rescission of the Business Combination.

On March 22, 2021, Michael Costello, a purported stockholder in RSVAC, filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and its board of directors. The case is captioned Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536. This Costello complaint alleges, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of the Business Combination, and that the disclosures in RSVAC’s registration statement regarding the Business Combination were materially deficient. The complaint also alleges aiding and abetting claims against RSVAC.

On April 5, 2021, Derek Boxhorn, a purported stockholder in RSVAC, filed a complaint in the United States District Court for the Southern District of New York against RSVAC and its board of directors. The case is captioned Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1;21-cv-02900 (SDNY). The Boxhorn complaint alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination.

Each plaintiff seeks, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the Business Combination. The Costello complaint also seeks rescission of the Business Combination and/or rescissory damages if the Business Combination is completed, a declaration and decree that the Merger Agreement was in breach of fiduciary duties and unenforceable, and an order directing the individual defendants to disseminate a registration statement that does not contain untrue statements of material fact and states all material facts required to make the statements contained therein not misleading. The Boxhorn complaint does not seek those additional remedies.

Additional lawsuits may be filed against us or our directors and officers in connection with the Business Combination. Defending such lawsuits could require us to incur significant costs and divert the attention of the management team. Further, the defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows. We cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this registration statement and cannot reasonably estimate the possible loss or range of loss with respect to these matters. We believe that the lawsuits are without merit and intend to defend against the claims vigorously.

Risks Related to Our Need for Additional Capital

We do not have adequate funds to acquire our next manufacturing facility and build it out, and may need to raise additional capital, which we may not be able to do.

The design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital- intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. We will need to raise additional capital to acquire our next manufacturing facility and build it out. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future would have a negative impact on our ability to complete our manufacturing facilities, our financial condition and our ability to pursue our business strategies. The amount of capital that we will be required to raise, and our ability to raise substantial additional capital, will depend on many factors, including, but not limited to:

•
our ability and the cost to develop our new and complex manufacturing process that will produce lithium-ion batteries in a cost-effective manner;

•
our ability to bring its Fremont manufacturing facility online in a timely and cost-effective manner;
•
our ability to locate and acquire a new, larger manufacturing facility on commercially reasonable terms;
•
our ability to build out our new, larger manufacturing facility in a cost-effective manner;
•
the cost of preparing to manufacture lithium-ion batteries on a larger scale;
•
the costs of commercialization activities including product sales, marketing, manufacturing and distribution;
•
our ability to hire additional personnel;
•
the demand for our lithium-ion batteries and the prices for which we will be able to sell our lithium-ion batteries;
•
the emergence of competing technologies or other adverse market developments; and
•
the effects of the COVID-19 pandemic on our business, results of operations and financial condition.

Our long term financial model assumes we expand both on our own and by partnering with other battery companies. Should we not be able to achieve these partnering goals we would have to expand purely on our own. This would require additional capital and could impact how fast we can ramp revenue and achieve profitability. It could also impact our ability to service some customers that require second sources for supply. Additionally, if we can achieve these partnerships but not on the financial terms we are assuming, it could impact our financial performance.

Over time we expect that we will need to raise additional funds through the issuance of equity, equity- related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our batteries, any significant unplanned or accelerated expenses and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

Our management has concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on Legacy Enovix’s financial statements as of, and for the year ended, December 31, 2020, which references management’s conclusion.

As discussed in Note 1 to Legacy Enovix’s consolidated condensed financial statements for the period ended March 31, 2021 in our Registration Statement on Form S-4, filed with the SEC on March 8, 2021 and subsequently amended, we have incurred losses since inception and have an accumulated deficit of $223.4 million. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We believe that net proceeds of the Business Combination will allow us to fund our operating plan through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures, or declaring dividends. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or future revenue streams.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or be able to design around our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. Moreover, our intellectual property is stored on computer systems that could be penetrated by intruders and potentially misappropriated. There is no guarantee that our efforts to protect our computer systems will be effective. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, we have not established our intellectual property rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which we have not prosecuted out intellectual property. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, and competitors’ ability to design around our intellectual property would enable competitors to offer similar or better batteries, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time- consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•
cease selling, incorporating or using products that incorporate the challenged intellectual property;
•
pay substantial damages;
•
obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•
redesign our batteries.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.

We also license patents and other intellectual property from third parties, and we may face claims that our use of this intellectual property infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Our Regulatory Risks

We may encounter regulatory approval difficulties which could delay our ability to launch our lithium-ion battery cells, and compliance with regulatory laws may limit their usefulness.

Any delay in the development and manufacturing scale-up of our lithium-ion battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships. For example, although we plan on passing all the required regulatory abuse testing, because our design is new and has very high energy density, there may be unanticipated failure modes that occur in the field which could delay or prevent us from launching our batteries. Further, there are current limits on the amount of energy that can be transported via different methods, particularly air travel. These limits have been historically based on the energy of batteries currently on the market. These limits may have to be increased in the future if they are not to limit the transportation of our batteries. If these limits are not increased, it could increase the costs and duration of shipping of our finished product and limit customer use of our batteries in certain cases. This could increase our inventory costs and limit sales of our batteries in some markets.

We are subject to substantial regulation, and unfavorable changes to, or our failure to comply with, these regulations could substantially harm our business and operating results.

Our batteries are subject to substantial regulation under international, federal, state and local laws, including export control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and alternative energy are currently evolving and we face risks associated with changes to these regulations.

To the extent the laws change, our products may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition and results of operations.

We are subject to a variety of laws and regulations related to the safety and transportation of our batteries. Our failure to comply with these laws and regulations may have a material adverse effect on our business and results of operations.

Many federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing battery cells. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our products may not meet the specifications required by these authorities. A determination that any of our products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.

In addition, lithium batteries have been identified as a Class 9 dangerous good during transport. To be safely transported (by air, sea, rail or roadways), they must meet various international, national, state and local authorities, including, for example, the provisions laid out in United Nations standard UN 38.3. This standard applies to batteries transported either on their own or installed in a device. UN 38.3 has been adopted by regulators and competent authorities around the world, thus making it a requirement for global market access. The failure to manage the transportation of our products could subject us to increased costs or future liabilities.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.

Our manufacturing process will have hazards such as, but not limited to, hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact the company brand, finances or ability to operate.

A failure to properly comply (or to comply properly) with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.

Our manufacturing facility in Fremont, California has been established as a foreign trade zone through qualification with U.S. Customs. Materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. We benefit from the adoption of foreign trade zones by reduced duties, deferral of certain duties and tariffs, and reduced processing fees, which help us realize a reduction in duty and tariff costs. However, the operation of our foreign trade zone requires compliance with applicable regulations and continued support of U.S. Customs with respect to the foreign trade zone program. If we are unable to maintain the qualification of our foreign trade zones, or if foreign trade zones are limited or unavailable to us in the future, our duty and tariff costs would increase, which could have an adverse effect on our business and results of operations.

Risks Related to Ownership of Our Securities

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market values of our securities at the time of the consummation of the Business Combination may vary significantly from their prices on the date the Merger Agreement was executed, the date on which RSVAC’s stockholders voted on the Business Combination or the date of this report.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was no public market for Legacy Enovix’s stock and trading in the shares of RSVAC Common Stock was not active. Accordingly, the valuation ascribed to Legacy Enovix and RSVAC Common Stock in the Business Combination may not have been indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about our operating results;
•
success of competitors;
•
our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•
operating and stock price performance of other companies that investors deem comparable to us;
•
our ability to develop product candidates;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our securities available for public sale;
•
any major change in our board of directors or management;
•
sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for battery company stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline.

The holders of the Founder Shares and Placement Warrants are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the RSVAC IPO. The holders of the majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the Placement Warrants can elect to exercise these registration rights at any time after consummation of the Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of our securities.

A significant portion of our total outstanding shares of Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of Common Stock to drop significantly, even if our business is doing well.

Shares of our Common Stock that are currently restricted from immediate resale may be sold into the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of Common Stock and Public Warrants.

To the extent our Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of Common Stock or adversely affect the market price of Common Stock.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

If we do not maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the Public Warrants, holders will only be able to exercise such Public Warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the Public Warrants at the time that holders wish to exercise such Public Warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Common Stock that holders will receive upon exercise of the Public Warrants will be fewer than it would have been had such holder exercised its Public Warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their Public Warrants for cash if a current and effective prospectus relating to the Common Stock issuable upon exercise of the Public Warrants is available.

Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the Public Warrants until the expiration of the Public Warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in us may be reduced or the Public Warrants may expire worthless.

There is no guarantee that the Public Warrants will ever be in the money, and they may expire worthless and the terms of the Public Warrants may be amended.

The exercise price for the Public Warrants is $11.50 per one whole share. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless.

In addition, our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and RSVAC, which was terminated and replaced by a warrant agreement between Computershare Trust Company, N.A., as warrant agent, and us. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any other change. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Common Stock purchasable upon exercise of a Public Warrant.

We have no obligation to net cash settle the Public Warrants.

In no event will we have any obligation to net cash settle the Public Warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the Public Warrants upon consummation of an initial business combination, including the Business Combination, or exercise of the Public Warrants. Accordingly, the Public Warrants may expire worthless.

Public Warrants and Placement Warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As part of the RSVAC IPO, RSVAC issued Public Warrants to purchase 11,500,000 shares of Common Stock. In connection with the RSVAC IPO, RSVAC issued to the Sponsor Placement Warrants to purchase 6,000,000 shares of Common Stock. Each Warrant is exercisable to purchase one share of Common Stock at $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock. Additionally, our Sponsor and anchor investors have agreed not to transfer, assign, or sell any of the Placement Warrants or underlying securities (except in limited circumstances) until the date that is 30 days after the date we completed the Business Combination. The Warrants become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of the RSVAC IPO, and they expire five years after the completion of the Business Combination or earlier upon redemption or liquidation, as described in our Registration Statement on Form S-1,filed with the SEC on August 2, 2021, as may be amended.

We may redeem the unexpired Warrants prior to their exercise at a time that is disadvantageous to Warrant holders, thereby making their Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b)

of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of RSVAC Common Stock in the IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Common Stock and its price may be more volatile.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•
any action asserting a claim against us by any of our current or former directors, officers or other employees to us or our stockholders arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws;
•
any action or proceeding to interpret, apply, enforce or determine the validity of the amended and restated certificate of incorporation or the amended or restated bylaws (including any right, obligation or remedy thereunder);
•
any action or proceeding as to which the General Corporation Law of the State of Delaware (the
•
“DGCL”) confers jurisdiction to the Court of Chancery of the State of Delaware; and
•
any action asserting a claim against us or any of our current or former directors, officers or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Amended Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive form provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us or our directors, officers or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

General Risk Factors

From time to time, we may be involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters.

It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Highly publicized incidents of laptop computers and cell phones bursting into flames have focused attention on the safety of lithium-ion batteries. If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects, or improper installation leading to a fire or other hazardous condition, we may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Our batteries and our website, systems and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information and other data. There can be no guarantee that our efforts to secure our computer systems against intrusion or exfiltration will be successful.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics such as the ongoing COVID-19 pandemic, and other calamities. Our headquarters and initial manufacturing facilities are located in Fremont, California, which is prone to earthquakes. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations.

In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our lithium-ion battery cells and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

Our ability to utilize our net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income and certain other pre-change tax attributes. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If Legacy Enovix has experienced an ownership change at any time since its incorporation, we may already be subject to limitations on our ability to utilize Legacy Enovix’s existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination and future changes in the our stock ownership, which may be outside of the our control, may have triggered or may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Enovix’s NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

There is also a risk that changes in law or regulatory changes made in response to the need for some jurisdictions to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic or for other unforeseen reasons, including suspensions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our and Legacy Enovix’s existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities. A temporary suspension of the use of certain net operating losses and tax credits has been enacted in California, and other states may enact suspensions as well.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our Common Stock.

Our insurance coverage may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

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

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment) $230 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
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

Dated: August 13, 2021	Enovix Corporation

	By:	/s/ Harrold Rust
Harrold Rust
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steffen Pietzke
Steffen Pietzke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)