Form 10-Q
period 2021-10-03
Enovix Corp
filed 2021-11-15
CIK 1828318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Enovix Corporation

(Exact Name of Registrant as Specified in Charter)

(Successor to RODGERS SILICON VALLEY ACQUISITION CORP.)

Delaware	001-39753	85-3174357
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of November 9, 2021, 145,245,628 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of October 3, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the quarter ended and 39-week period ended October 3, 2021 and three and nine months ended September 30, 2020	2
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the quarter ended and 39-week period ended October 3, 2021 and three and nine months ended September 30, 2020	3
	Condensed Consolidated Statements of Cash Flows for the 39-week period ended October 3, 2021 and nine months ended September 30, 2020	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	29
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	50
Item 3	Defaults Upon Senior Securities	50
Item 4	Mine Safety Disclosures	50
Item 5	Other Information	50
Item 6.	Exhibits	51
	Signatures	53

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	October 3,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$338,746	$29,143
Deferred contract costs	4,371	2,955
Prepaid expenses and other current assets	3,771	946
Total current assets	346,888	33,044
Property and equipment, net	61,596	31,290
Operating lease, right-of-use assets	6,796	—
Deferred contract costs, non-current	—	495
Other assets, non-current	141	135
Total assets	$415,421	$64,964
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,713	$2,083
Accrued expenses	4,520	1,999
Accrued compensation	3,107	1,268
Deferred revenue	5,495	5,410
Other liabilities	660	108
Total current liabilities	15,495	10,868
Deferred rent, non-current	—	1,567
Warrant liability	64,440	15,995
Operating lease liabilities, non-current	9,263	—
Deferred revenue, non-current	2,290	85
Other liabilities, non-current	227	233
Total liabilities	91,715	28,748
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 145,185,904 and 100,016,559 as of October 3, 2021 and December 31, 2020, respectively	14	10
Preferred stock, $0.0001 par value; authorized shares of 10,000,000 and 0 as of October 3, 2021 and December 31, 2020; none issued and outstanding shares as of October 3, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	572,276	243,484
Accumulated deficit	(248,584)	(207,278)
Total stockholders’ equity	323,706	36,216
Total liabilities, convertible preferred stock and stockholders’ equity	$415,421	$64,964

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Quarter Ended October 3, 2021	Three Months Ended September 30, 2020	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020
Operating expenses:
Cost of revenue	$104	$1,153	$1,847	$2,382
Research and development	10,301	3,807	25,413	9,442
Selling, general and administrative	8,791	1,486	17,500	3,766
Total operating expenses	19,196	6,446	44,760	15,590
Loss from operations	(19,196)	(6,446)	(44,760)	(15,590)
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	8,460	(7,031)	3,679	(6,756)
Issuance of convertible preferred stock warrants	—	—	—	(1,476)
Change in fair value of convertible promissory notes	—	—	—	(2,422)
Interest expense, net	(52)	—	(187)	(107)
Other (expense) income, net	(50)	1	(38)	43
Total other income (expense), net	8,358	(7,030)	3,454	(10,718)
Net loss	$(10,838)	$(13,476)	$(41,306)	$(26,308)

Net loss per share, basic	$(0.08)	$(0.16)	$(0.38)	$(0.35)
Weighted average number of common shares outstanding, basic	133,492,216	85,637,835	109,317,614	76,167,628
Net loss per share, diluted	$(0.14)	$(0.16)	$(0.45)	$(0.35)
Weighted average number of common shares outstanding, diluted	135,052,128	85,637,835	109,854,540	76,167,628

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020 (as previously reported)	324,370,424	$202,056	93,986,381	$65	$41,373	$(207,278)	$(165,840)
Retroactive application of recapitalization	(324,370,424)	(202,056)	6,030,178	(55)	202,111	—	202,056
Balance as of December 31, 2020, effect of reverse acquisition (Note 3)	—	—	100,016,559	10	243,484	(207,278)	36,216
Issuance of common stock upon exercise of stock options	—	—	2,112,373	—	30	—	30
Vesting of early exercised stock options	—	—	—	—	24	—	24
Repurchase of unvested restricted common stock	—	—	(87,768)	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	—	—	2,020,034	—	20,877	—	20,877
Stock-based compensation	—	—	—	—	1,555	—	1,555
Net loss	—	—	—	—	—	(16,165)	(16,165)
Balance as of March 31, 2021	—	—	104,061,198	10	265,970	(223,443)	42,537
Issuance of common stock upon exercise of stock options	—	—	9,442	—	4	—	4
Vesting of early exercised stock options	—	—	—	—	29	—	29
Repurchase of unvested restricted common stock	—	—	(75,111)	—	—	—	—
Stock-based compensation	—	—	—	—	2,353	—	2,353
Net loss	—	—	—	—	—	(14,303)	(14,303)
Balance as of June 30, 2021	—	-	103,995,529	10	268,356	(237,746)	30,620
Business combination, net of redemptions and equity issuance costs and PIPE financing, net	—	—	41,249,985	4	300,741	—	300,745
Vesting of early exercised stock options	—	—	—	—	29	—	29
Repurchase of unvested restricted common stock	—	—	(59,610)	—	—	—	—
Stock-based compensation	—	—	—	—	3,150	—	3,150
Net loss	—	—	—	—	—	(10,838)	(10,838)
Balance as of October 3, 2021	—	$—	145,185,904	$14	$572,276	$(248,584)	$323,706

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019 (as previously reported)	153,758,348	$129,921	65,196,490	$59	$40,626	$(167,628)	$(126,943)
Retroactive application of recapitalization	(153,758,348)	(129,921)	(1,992,064)	(53)	129,974	—	129,921
Balance as of December 31, 2019, effect of reverse acquisition (Note 3)	—	—	63,204,426	6	170,600	(167,628)	2,978
Issuance of common stock upon exercise of stock options	—	—	5,260	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	6	—	6
Issuance of Series P-2 convertible preferred stock	—	—	12,488,024	1	29,011	—	29,012
Conversion of promissory notes to Series P-2 convertible preferred stock	—	—	3,507,984	—	8,203	—	8,203
Stock-based compensation	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(7,682)	(7,682)
Balance as of March 31, 2020	—	—	79,205,694	7	207,878	(175,310)	32,575
Vesting of early exercised stock options	—	—	—	—	6	—	6
Issuance of Series P-2 convertible preferred stock	—	—	4,538,706	1	10,200	—	10,201
Stock-based compensation	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(5,150)	(5,150)
Balance as of June 30, 2020	—	—	83,744,400	8	218,142	(180,460)	37,690
Exercise of stock options	—	—	118,448	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4	—	4
Issuance of Series P-2 convertible preferred stock	—	—	8,300,550	1	19,061	—	19,062
Stock-based compensation	—	—	—	—	81	—	81
Repurchase of unvested restricted common stock	—	—	(3,230)	—	—	—	—
Net loss	—	—	—	—	—	(13,476)	(13,476)
Balance as of September 30, 2020	—	$—	92,160,168	$9	$237,288	$(193,936)	$43,361

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020
Cash flows from operating activities:
Net loss	$(41,306)	$(26,308)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	674	436
Amortization of right-of-use assets	388	—
Stock-based compensation expense	6,717	197
Changes in fair value of convertible preferred stock warrants and common stock warrants	(3,679)	6,756
Issuance of convertible preferred stock warrants (non-cash)	—	1,476
Change in fair value of convertible promissory notes	—	2,422
Loss on early debt extinguishment	60	—
Interest expense (non-cash)	—	107
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,645)	116
Deferred contract costs	(1,279)	(1,947)
Accounts payable	(357)	(122)
Accrued expenses and compensation	3,173	526
Deferred revenue	2,290	185
Deferred rent	—	686
Other liabilities	450	(61)
Net cash used in operating activities	(34,514)	(15,531)
Cash flows from investing activities:
Purchase of property and equipment	(31,509)	(18,923)
Net cash used in investing activities	(31,509)	(18,923)
Cash flows from financing activities:
Proceeds from Business Combination and PIPE financing	405,155	—
Payments of transaction costs related to Business Combination and PIPE financing	(29,641)	—
Proceeds from issuance of convertible preferred stock, net	—	58,275
Proceeds from secured promissory notes, converted promissory notes and paycheck protection program loan	15,000	1,628
Repayment of secured promissory note	(15,000)	—
Payment of debt issuance costs	(90)	—
Proceeds from exercise of convertible preferred stock warrants	102	—
Proceeds from the exercise of stock options	163	7
Repurchase of unvested restricted common stock	(13)	—
Net cash provided by financing activities	375,676	59,910
Change in cash, cash equivalents, and restricted cash	309,653	25,456
Cash and cash equivalents and restricted cash, beginning of period	29,218	10,301
Cash and cash equivalents, and restricted cash, end of period	$338,871	$35,757

Supplemental cash flow data (Non-cash):
Net liabilities assumed from Business Combination	73,400	—
Accrued purchase of property and equipment	2,606	1,411
Accrued purchase of transaction costs	1,370	—
Conversion of promissory notes to convertible preferred stock	—	8,073
Settlement of accrued interest expense through conversion of promissory notes to convertible preferred stock	—	130
Issuance of convertible preferred stock warrants	—	1,476

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(Unaudited)

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s condensed consolidated balance sheets:

	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020
Cash and cash equivalents	$338,746	$35,682
Restricted cash included in prepaid expenses and other current assets	125	75
Total cash, cash equivalents, and restricted cash	$338,871	$35,757

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Enovix Corporation ("Enovix" or the “Company”) was incorporated in Delaware in 2006. The Company designs, develops, and manufactures an advanced silicon-anode lithium-ion battery using proprietary 3D cell architecture that increases energy density and maintains a high cycle life. The Company is headquartered in Fremont, California.

The Company is focused on the development and commercialization of its silicon-anode lithium-ion batteries. Planned principal operations of commercial manufacturing have not yet commenced. As of October 3, 2021, the Company has not generated product revenue from its planned principal business activities.

Business Combination

On July 14, 2021 (the “Closing Date”), Enovix Corporation, a Delaware Corporation (“Legacy Enovix”), Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Business Combination”), by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the “Special Meeting”). Following the consummation of the Business Combination on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation. Please refer to Note 3 “Business Combination” for further details of the Business Combination.

Change in Fiscal Year

On September 28, 2021, the audit committee of the Board of Directors of the Company approved a change in the fiscal year end from a year ending on December 31 to a fiscal year calendar typically consisting of four 13-week quarters, with the change to be effective for the Company’s third quarter beginning on July 1, 2021 and ending on October 3, 2021. The Company’s current fiscal year will end on January 2, 2022. The Company’s 2022 fiscal year will be comprised of four fiscal quarters ending on April 3, 2022, July 3, 2022, October 2, 2022 and January 1, 2023, respectively. The updated calendar will occasionally include a 14-week fourth quarter, which will first occur in fiscal year 2025, starting on September 29, 2024 and ending on January 5, 2025. Enovix is making the fiscal year change on a prospective basis and will not adjust operating results for prior periods.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Business Combination from the Closing Date. All intercompany balances and transactions have been eliminated in consolidation.

The Business Combination has been accounted for as a reverse recapitalization under GAAP. This determination is primarily based on Legacy Enovix stockholders comprising a relative majority of the voting power of Enovix and having the ability to nominate the members of the Board, Legacy Enovix’s operations prior to the acquisition comprising the only ongoing operations of Enovix, and Legacy Enovix’s senior management comprising a majority of the senior management of Enovix. Under this accounting method, RSVAC was treated as the “acquired” company and Legacy Enovix was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Enovix represent a continuation of the financial statements of Legacy Enovix with the Business Combination being treated as the equivalent of Enovix issuing common stock for the net assets of RSVAC, accompanied by a recapitalization. The net liabilities of RSVAC, other than its warrant liabilities, were stated at historical cost, which approximates to its fair values. Its warrant liabilities were stated at its fair values and no goodwill or other intangible assets were recorded. Results of operations prior to the Business Combination are presented as those of Enovix. Beginning in the third quarter of 2021, historical shares and corresponding capital amounts, as well as for net loss per share, prior to the Business Combination, have been retrospectively adjusted using the exchange ratio as defined in the Business Combination for the equivalent number of shares outstanding immediately after the Business Combination to the effect the reverse recapitalization.

The Company did not have any other comprehensive income or loss for the periods presented. Accordingly, net loss and comprehensive loss are the same for the periods presented. Additionally, the Company did not have any income tax expenses for the periods presented.

Liquidity and Capital Resources

The Company has incurred recurring operating losses and negative cash flows from operations since its inception through October 3, 2021 and expects to incur operating losses for the foreseeable future. As of October 3, 2021, the Company had a working capital of $331.4 million and an accumulated deficit of $248.6 million. Prior to the Business Combination, the Company had financed its operations primarily from the sales of convertible preferred stock, borrowing from convertible promissory notes, and borrowing from a secured promissory note (the “Secured Promissory Note”). In connection with the Business Combination in July 2021, the Company raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” for further details of the Business Combination.

Based on the anticipated spending, cash received from the Business Combination and timing of expenditure assumptions, the Company currently expects that its cash will be sufficient to meet its funding requirements over the next twelve months. Going forward, the Company may require additional financing for its future operation expansion. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of October 3, 2021, the condensed consolidated statements of operations, condensed consolidated statements of changes in convertible preferred shares and shareholders’ (deficit) equity for the quarter ended and 39-week period ended October 3, 2021 and three and nine months ended September 30, 2020, and the condensed consolidated statements of cash flows for the 39-week period ended October 3, 2021 and nine months ended September 30, 2020 are unaudited. These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ deficit and cash flows for the periods presented above. The results of operations for the quarter ended and 39-week period ended October 3, 2021 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities, and estimates to fair value convertible preferred stock warrants and common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. In the preparation of our condensed consolidated financial statements, the Company has considered potential impacts of the COVID-19 pandemic on its critical and significant accounting estimates. There was no significant impact to its condensed consolidated financial statements. The Company will continue to evaluate the nature and extent of the potential impacts to its business and its condensed consolidated financial statements.

Summary of Significant Accounting Policies

Since the completion of the Business Combination, there have been no significant changes, other than those disclosed within these interim condensed consolidated financial statements below, to the Company’s significant accounting policies in Note 1, “Organization of Business and Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the year ended December 31, 2020 included in the Registration Statement on Form S-1 under the Securities Act of 1933 filed with the SEC on August 2, 2021, as may be amended.

Debt

The Company accounts for the Secured Promissory Note as a liability measured at net proceeds less debt discount and is accreted to the face value of the Secured Promissory Note over its expected term using the effective interest method. The Company considers whether there are any embedded features in its debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification (“ASC”), Topic 815, Derivatives and Hedging (“ASC 815”). See Note 7 “Debt” for more information.

Common Stock Warrants

In connection with the Business Combination, the Company has issued and outstanding warrants of 17.5 million to purchase common stock at a price of $11.50 per share. The warrants expire five years from the completion of the Business Combination and are exercisable starting December 5, 2021. A portion of the outstanding warrants are held by the sponsor and members of Rodgers Capital LLC (“Private Placement Warrants”) and the remaining warrants are held by other third-party investors (“Public Warrants”).

Once the warrants become exercisable, the Company may redeem for $0.01 per warrant the outstanding Public Warrants if the Company’s common stock price equals or exceeds $18.00 per share, subject to certain conditions and adjustments. Holders may elect to exercise their warrants on a cashless basis.

The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company accounts for the warrants in accordance with ASC Topic 815, Derivative and Hedging.

The Public Warrants met the criteria for equity classification and were recorded as additional paid-in capital on the condensed consolidated balance sheet at the completion of the Business Combination. The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being indexed to the Company’s own stock, and therefore the Private Placement Warrants are precluded from being classified within equity and are accounted for as derivative liabilities on the consolidated balance sheets at fair value, with subsequent changes in fair value recognized in the condensed consolidated statement of operations at each reporting date.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC’s can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other than the adoption of ASC 842, Leases, as discussed below, the Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance as of January 1, 2021, which did not have an impact to the condensed consolidated financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The guidance requires lessees to recognize all leases, with certain exceptions, on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee must recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. On January 1, 2021, the Company early adopted ASU 2016-02 using the modified retrospective transition option of applying the new standard at the adoption date for all leases with terms greater than 12 months. The Company elected certain practical expedients upon adoption and as such did not reassess the following: 1) whether any expired or existing contracts are or contain leases; 2) lease classification for any expired or existing leases; 3) initial direct costs for any expired or existing leases; 4) whether existing or expired land easements are or contain leases; and 5) regarding the lease term, from a hindsight perspective, whether or not the Company is reasonably certain to exercise the lease options. The Company also elected the practical expedient to not separate lease and non-lease components.

The effect of the adoption of ASC 842 on the condensed consolidated balance sheet as of January 1, 2021 was as follows (in thousands):

	December 31, 2020	Adjustments from Adoption of ASC 842	January 1, 2021
Operating lease, right-of-use assets	$—	$6,873	$6,873
Other liabilities	14	(14)	—
Deferred rent, non-current	1,567	(1,567)	—
Operating lease liabilities, non-current	—	8,551	8,551

Periods prior to the January 1, 2021 adoption of ASC 842 were not adjusted and continue to be reported in accordance with the legacy lease accounting guidance under ASC 840. Under ASC 840, rent expense for non-cancelable operating leases, including rent escalation clauses, tenant improvement allowances, and rent-free periods when applicable, was recognized on a straight-line basis over the term of the lease with the difference between required lease payments and rent expense recorded as deferred rent.

Note 3. Business Combination

As described in Note 1, on July 14, 2021, Legacy Enovix, RSVAC, and Merger Sub, consummated the closing of the transactions contemplated by the Merger Agreement, following the approval at the Special Meeting held on July 12, 2021. Immediately prior to the Business Combination all shares of Legacy Enovix outstanding convertible preferred stock were converted into an equivalent number of shares of Legacy Enovix common stock.

At the Business Combination, eligible Legacy Enovix equity holders received or have the right to receive shares of Enovix common stock (“Common Stock”), with par value $0.0001 per share, at a deemed value of $10.00 per share after giving effect to the exchange ratio of 0.1846 as defined in the Merger Agreement (“Exchange Ratio”). Accordingly, immediately following the consummation of the Business Combination, Legacy Enovix common stock was exchanged into 103,995,643 shares of Common Stock, 5,547,327 shares were reserved for the issuance of Common Stock upon the potential future exercise of Legacy Enovix's stock options that were exchanged into Enovix's stock options.

Upon the closing of the Business Combination, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of Common Stock to 1,000,000,000 shares, $0.0001 par value per share and designate 10,000,000 shares as Preferred Stock.

In connection with the execution of the Merger Agreement, RSVAC entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “New PIPE Investor”), pursuant to which the New PIPE Investors agreed to purchase, and RSVAC agreed to sell to the New PIPE Investors, an aggregate of 12,500,000 shares of Common Stock (“PIPE Shares”), for a purchase price of $14.00 per share and an aggregate purchase price of $175.0 million, in a private placement pursuant to the subscription agreements (“PIPE Financing”). The PIPE Financing closed simultaneously with the consummation of the Business Combination.

The number of shares of Common Stock issued immediately following the consummation of the Business Combination was:

RSVAC common stock shares outstanding prior to the Business Combination	28,750,000
Less redemption of RSVAC common stock shares	(15)
RSVAC common stock shares	28,749,985
PIPE Shares issued	12,500,000
RSVAC common stock shares and PIPE Shares	41,249,985
Legacy Enovix common shares (1)	103,995,643
Total shares of Common Stock immediately after the Business Combination	145,245,628

(1)

The number of Legacy Enovix common shares was determined from the 563,316,738 shares of Legacy Enovix common stock outstanding immediately prior to the closing of the Business Combination converted at the exchange ratio of 0.1846. All fractional shares were rounded.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, RSVAC was treated as the “acquired” company and Legacy Enovix is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Enovix issuing stock for the net assets of RSVAC, accompanied by a recapitalization. The net assets of RSVAC were stated at historical cost, with no goodwill or other intangible assets recorded.

In connection with the Business Combination in July 2021, the Company assumed $73.4 million of net liabilities from RSVAC. The following table shows the net cash proceeds from the Business Combination (in thousands):

Recapitalization
Cash - RSVAC Trust and cash, net of redemptions	$230,155
Cash - PIPE Financing	175,000
Less: transaction costs and PIPE financing fees	(31,410)
Net cash contributions from Business Combination	$373,745

Note 4. Fair Value Measurement

The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of October 3, 2021 and December 31, 2020 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of October 3, 2021
Liabilities:
Private Placement Warrants	$—	$—	$64,440	$64,440

As of December 31, 2020
Liabilities:
Convertible preferred stock warrants	$—	$—	$15,995	$15,995

Level 1:	Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
Level 2:

Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s liabilities are measured at fair value on a non-recurring basis, including its Private Placement Warrants. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. As of October 3, 2021, the fair value of the Private Placement Warrant was $10.74 per share with an exercise price of $11.50. The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows (in thousands):

	Private Placement Warrants	Convertible Preferred Stock Warrants
Fair value as of December 31, 2020	$—	$15,995
Acquired from the Business Combination	72,900	—
Settlements	—	(20,776)
Change in fair value	(8,460)	4,781
Fair value as of October 3, 2021	$64,440	$—

	Convertible Promissory Notes	Convertible Preferred Stock Warrants
Fair value as of December 31, 2019	$5,651	$730
Additions	—	1,476
Settlements	(8,073)	—
Change in fair value	2,422	6,756
Fair value as of September 30, 2020	$—	$8,962

The following table summarizes the key assumptions used for determining the fair value of convertible preferred stock warrants and common stock warrants.

	Private Placement Warrants outstanding as of October 3, 2021	Private Placement Warrants acquired on July 14, 2021	Convertible preferred stock warrants exercised on February 22, 2021	Convertible preferred stock warrants outstanding as of September 30, 2020
Expected term (in years)	4.8	5.0	2.5 - 4.1	2.9 - 4.5
Expected volatility	50.0%	50.0%	75.0%	63.6%
Risk-free interest rate	0.9%	0.8%	0.2% - 0.4%	0.2% - 0.3%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Note 5. Property and Equipment

Property and equipment as of October 3, 2021 and December 31, 2020, consisted of the following (in thousands):

	October 3, 2021	December 31, 2020
Process equipment	$6,275	$4,085
Office equipment	402	369
Furniture and fixtures	639	65
Leasehold improvements	1,878	921
Construction in progress	56,673	29,568
Total property and equipment	65,867	35,008
Less: Accumulated depreciation	(4,271)	(3,718)
Property and equipment, net	$61,596	$31,290

The Company capitalizes certain internal and external costs associated with the development of the first high volume production line ("Fab-1") in property and equipment, net. For the quarter ended and 39-week period ended October 3, 2021, the Company capitalized $1.0 million and $2.0 million of the development costs as property and equipment, net, respectively.

Depreciation expenses related to the property and equipment were as follows (in thousands):

	Quarter Ended October 3, 2021	Three Months Ended September 30, 2020	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020
Depreciation expense	$299	$147	$674	$436

Note 6. Leases

The Company leases its headquarters, engineering and manufacturing space in Fremont, California under a single non-cancelable operating lease, right of use asset with an expiration date of August 31, 2030. In March 2021, the Company entered into a new agreement to lease office space in Fremont, California under a noncancelable operating lease that expires in April 2026 with an option to extend for five years.

The components of lease costs were as follows (in thousands):

	Quarter Ended October 3, 2021	39-Week Period Ended October 3, 2021
Operating lease cost	$531	$1,273

Supplemental lease information:

Operating leases	October 3, 2021
Weighted-average remaining lease term	8.8 years
Weighted-average discount rate	6.8%

Supplemental cash flow information related to leases are as follows (in thousands):

39-Week Period Ended October 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,084
Lease liabilities arising from obtaining ROU assets:
Operating leases	8,763

Maturities of Lease Liabilities

The following is a schedule of maturities of lease liabilities as of October 3, 2021 (in thousands).

Operating lease
2021 (remaining three months)	$333
2022	1,366
2023	1,406
2024	1,449
2025	1,492
Thereafter	7,265
Total	13,311
Less: imputed interest	(3,539)
Present value of lease liabilities	$9,772

Prior Year Lease Disclosure under ASC 840

Under the legacy accounting guidance ASC 840, rent expense for the three and nine months ended September 30, 2020 were $0.3 million and $1.0 million, respectively.

Minimum commitments under noncancelable operating lease agreements as of December 31, 2020 is as follows (in thousands):

Operating lease
2021	$1,267
2022	1,305
2023	1,344
2024	1,384
2025	1,426
Thereafter	7,243
Total	$13,969

Note 7. Debt

Secured Promissory Note

On May 24, 2021, the Company issued to a member of the board of directors a secured promissory note (the “Secured Promissory Note”) with an aggregate principal balance of $15.0 million, which was funded at that time. The Secured Promissory Note bore interest at a rate of 7.5% per annum, payable monthly and on the maturity date. All unpaid interest and principal was due and payable upon request by the holders on or after the earlier of (i) the closing of the Merger Agreement and (ii) October 25, 2021. The Company granted a security interest in all of the Company’s personal property, then existing or thereafter arising, including all accounts, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof, but which did not include the intellectual property.

On July 14, 2021, the Company repaid all amounts outstanding under the Secured Promissory Note, which totaled $15.2 million in principal and interest. In the connection with the note repayment, the Company incurred $0.1 million of loss on early debt extinguishment related to the write-off of unamortized debt issuance costs in the third quarter of 2021. The Company paid $0.2 million of interest for the 39-week period ended October 3, 2021. As of October 3, 2021, the Company had no outstanding debt.

2020 Paycheck Protection Program Loan

In April 2020, the Company entered into a loan agreement with the Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program Loan (the “PPP Loan”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company received loan proceeds of $1.6 million. During 2020, the Company used all PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities and was approved for loan forgiveness prior to December 31, 2020. As the entirety of the PPP Loan was forgiven in 2020, the outstanding obligation was extinguished and a gain on extinguishment was recognized in other income in the consolidated statement of operations for the year ended December 31, 2020.

2019 Convertible Promissory Notes

On December 13, 2019, the Company issued, to existing shareholders which included members of the board of directors and members of management, convertible promissory notes with an aggregate original principal balance of $5.7 million, an interest rate of 6% per annum compounded annually, and a maturity date of December 13, 2020. The Company elected to measure the convertible promissory notes at fair value in accordance with the fair value option. As such, the promissory notes were initially recognized at fair value (i.e., the principal amount) with any changes in fair value recognized in other income, net.

On March 25, 2020, all outstanding principal and accrued interest of $0.1 million were converted into 19,001,815 shares of Series P-2 preferred stock at a conversion price equal to the cash price paid per shares and a 30% discount. Upon conversion, the Company recorded a change in the fair value of the promissory notes of $2.4 million, which is included in other income, net in the condensed consolidated statement of operations for the nine months ended September 30, 2020. As of October 3, 2021 and December 31, 2020, the Company had no outstanding convertible promissory notes.

Note 8. Commitments and Contingencies

Purchase Commitments

The Company did not enter into noncancelable purchase obligations and, therefore, the Company did not have any purchase commitments as of October 3, 2021 and December 31, 2020.

Litigation

Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536, Superior Court of California, San Mateo County

On March 22, 2021, Michael Costello filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of a proposed transaction, and that the disclosures in RSVAC’s registration statement regarding the proposed transaction were materially deficient. This case was voluntarily dismissed on August 24, 2021.

Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)

On April 5, 2021, Derek Boxhorn filed a complaint in the United States District Court for the Southern District of New York against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. This case was voluntarily dismissed on October 19, 2021.

From time to time, we may become, involved in various legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Guarantees and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities relating to these obligations for the period presented.

Note 9. Convertible Preferred Stock and Warrants

Legacy Enovix Convertible Preferred Stock

Prior to the Business Combination, Legacy Enovix had designated eight outstanding series of convertible preferred stock (“Series A”, “Series B”, “Series C”, “Series D”, “Series E”, “Series E-2”, “Series F”, and “Series P-2”, collectively the “convertible preferred stock”). Details related to Legacy Enovix's convertible preferred shares, as of June 30, 2021, prior to the Business Combination were as follows:

Series	Authorized	Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference
Series A	705,000	705,000	$226	$235
Series B	66,300	66,300	50	50
Series C	181,844	—	—	—
Series D	58,016,741	58,016,741	105,804	102,527
Series E	4,862,376	4,862,376	4,783	4,862
Series E-2	18,035,000	18,035,000	17,063	18,035
Series F	82,233,867	82,233,867	22,872	23,437
Series P-2	170,612,076	170,612,076	72,135	73,653
Total Legacy Enovix convertible preferred stock	334,713,204	334,531,360	$222,933	$222,799

Upon the closing of the Business Combination, the holders of Legacy Enovix’s Series F convertible preferred stock received an additional 119,728,123 shares of Legacy Enovix Series F convertible preferred stock pursuant to the automatic conversion provision of Legacy Enovix’s certificate of incorporation, as amended and as in effect at the closing. The net effect of these additional shares had no impact to the additional paid in capital as part of the Business Combination. Immediately prior to the closing of the Business Combination, all outstanding Legacy Enovix’s convertible preferred stock was converted into Legacy Enovix common stock and recapitalized into Common Stock using the applicable Exchange Ratio at close. As of October 3, 2021, there was no convertible preferred stock outstanding.

For the nine months ended September 30, 2020, the Company issued 137,191,132 shares of Legacy Enovix Series P-2 convertible preferred stock for cash at a purchase price of $0.43 per share. The Series P-2 issuance resulted in $58.3 million cash proceeds, net of $1.0 million of issuance costs. In conjunction with the Series P-2 issuance, the convertible promissory notes converted to 19,001,815 shares of Series P-2. See Note 7 “Debt” for additional information.

Legacy Enovix Series D Convertible Preferred Stock Warrants

As part of the March 2020 Series P-2 convertible preferred stock issuance, the Company also issued a convertible preferred stock warrant exercisable for 7,000,000 shares of Legacy Enovix Series D to an existing shareholder. The warrant entitled the holder to purchase 7,000,000 shares of Legacy Enovix Series D convertible preferred stock at an exercise price of $0.01 for a period of 5 years from the issuance of the warrant.

As part of an August 2016 Series D convertible preferred stock issuance, the Company also issued a convertible preferred stock warrant exercisable for 3,160,936 shares of Legacy Enovix Series D to an existing shareholder. This warrant entitled the holder to purchase 3,160,936 shares of Legacy Enovix Series D convertible preferred stock at an exercise price of $0.01 for a period of 7 years from the issuance of the warrant.

The number of shares underlying Legacy Enovix Series D convertible preferred stock warrants as of December 31, 2020 on an ‘as-converted basis’ totaled 10,941,986. The ‘as-converted basis’ assumes a conversion of the Series D convertible stock warrant into one share of Legacy Enovix Series D convertible preferred stock that then converts into Legacy Enovix common stock at a ratio of 1.08 per share.

On February 22, 2021, in a transaction separate from the Merger Agreement, the then outstanding Legacy Enovix Series D convertible preferred stock warrants were exercised at $0.01 per share, resulting in the issuance of 10,160,936 shares of Legacy Enovix Series D to the holders of such warrants, for a total of $0.1 million. As of October 3, 2021, there were no convertible preferred stock warrants outstanding.

Common Stock Warrants

In connection with the Business Combination, the Company has assumed 17,500,000 Common Stock Warrants outstanding, which consisted of 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability.

Public Warrants

As of October 3, 2021, the Company had 11,500,000 Public Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of the Company's Common stock at a price of $11.50 per share, subject to the following conditions discussed below. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of the Business Combination or (b) 12 months from the closing of the initial public offering (“IPO”) of RSVAC. The common stock warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to the warrant holders.

The right to exercise will be forfeited unless the Public Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a Public Warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

If the Company calls the Common Stock Warrants for redemption as described above, management will have the option to require all holders that wish to exercise the Common Stock Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the Common Stock Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Common Stock Warrants, multiplied by the difference between the exercise price of the Common Warrants and the “fair market value” as defined below by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of its Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Common Stock Warrants. Whether the Company will exercise its option to require all holders to exercise the Common Stock Warrants on a “cashless basis” will depend on a variety of factors including the price of its Common Stock at the time the Common Stock Warrants are called for redemption, the Company's cash needs at such time and concerns regarding dilutive share issuances.

The exercise price and number of shares of Common Stock issuable upon exercise of the Common Stock Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or the Company's recapitalization, reorganization, merger or consolidation. However, the Common Stock Warrants will not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices.

Private Placement Warrant

The 6,000,000 Private Placement Warrants was originally issued in a private placement to the initial stockholder of Rodgers Capital, LLC (the “Sponsor”) in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant will become exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of October 3, 2021, the Company had 6,000,000 Private Placement Warrants outstanding.

The Private Placement Warrants are identical to the Public Warrants underlying the units except that such Private Placement Warrants will be exercisable on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Placement Warrants purchased by our Sponsor will not be exercisable more than five years from the effective date of the RSVAC IPO registration statement, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Rodgers Capital, LLC or any of its related persons beneficially own these Private Placement Warrants. On September 8, 2021, the Sponsor made an in-kind distribution of the Private Placement Warrants to certain members of Rodgers Capital LLC. Please refer to Note 4 “Fair Value Measurement” for further details of the Private Placement Warrants.

Note 10. Net Loss per Share

The Company computes net loss per share of common stock using the two-class method. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, diluted net loss per share of common stock is the same as basic net loss per share of common stock. In connection with the Business Combination, shares of the Company's common stock and all potentially dilutive securities have been retroactively adjusted based on the exchange ratio established in the Business Combination. Please refer to Note 3 “Business Combination” for further details of the Business Combination.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock for the periods presented below (in thousands, except share and per share amount):

	Quarter Ended October 3, 2021	Three Months Ended September 30, 2020	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020

Numerator:
Net loss attributable to common stockholders - Basic	$(10,838)	$(13,476)	$(41,306)	$(26,308)
Increase in fair value of Private Placement Warrants	(8,460)	—	(8,460)	—
Net loss attributable to common stockholders - Diluted	$(19,298)	$(13,476)	$(49,766)	$(26,308)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic	133,492,216	85,637,835	109,317,614	76,167,628
Incremental common shares from assumed exercise of Private Placement Warrants	1,559,912	—	536,926	—
Weighted-average shares outstanding used in computing net loss per share of common stock, Diluted	135,052,128	85,637,835	109,854,540	76,167,628

Net loss per share of common stock:
Basic	$(0.08)	$(0.16)	$(0.38)	$(0.35)
Diluted	$(0.14)	$(0.16)	$(0.45)	$(0.35)

The following table discloses shares of the securities as of October 3, 2021 and September 30, 2020 that could potentially have a dilutive effect to the basic earnings per share of common stock in the future. As the Company reported losses for the periods presented, all of these potentially dilutive securities were anti-dilutive and are excluded in the computation of diluted net loss per share. Accordingly, the diluted net loss per share equals to the basic net loss per share.

	As of
	October 3, 2021	September 30, 2020
Stock options outstanding	5,852,759	1,098,663
Restricted stock units	117,611	—
Public Warrants	11,500,000	—

Note 11. Stock-based Compensation

The Company issues stock-based compensation to employees and non-employees in the form of stock options and restricted stock units (“RSUs”). The Company uses Black-Scholes option pricing model to value its stock options granted and use its common stock price, which is the last reported sales price on the grant date to value its RSUs. The Company records forfeitures as they occur. The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the condensed consolidated statements of operations for the periods presented below (in thousands).

	Quarter Ended October 3, 2021	Three Months Ended September 30, 2020	For the 39-Week Period Ended October 3,	Nine Months Ended September 30, 2020
Cost of revenue	$—	$21	$274	$51
Research and development	1,290	52	4,197	123
Selling, general and administrative	1,752	8	2,246	23
Total stock-based compensation expense	$3,042	$81	$6,717	$197

As of October 3, 2021, and December 31, 2020, the Company capitalized an immaterial amount of stock-based compensation as deferred contract costs and property and equipment, net in the condensed consolidated balance sheet. There was no recognized tax benefit related to stock-based compensation expense for the quarter ended and 39-week period ended October 3, 2021 and three and nine months ended September 30, 2020.

As of October 3, 2021, there was approximately $41.3 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.7 years.

Stock Option Activity

The following table summarized stock option activities for the 39-week period ended October 3, 2021 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Balances as of January 1, 2021	1,428,980	$0.11
Granted	6,737,344	7.69
Exercised	(2,121,815)	0.08		$183
Forfeited	(191,750)	5.47
Balances as of October 3, 2021	5,852,759	$8.67	9.4	$59,419
Vested and exercisable at October 3, 2021	610,069	$4.14	7.7	$8,955
Unvested and exercisable at October 3, 2021	4,871,693	$8.72	9.5	$49,218

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.

Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.

As of October 3, 2021, 5,823,232 shares remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of October 3, 2021 was $0.4 million and was recorded in other current and non-current liabilities in the condensed consolidated balance sheets.

Restricted Stock Unit Activity

During the quarter ended October 3, 2021, the Company awarded 117,611 shares of restricted stock units under the 2021 equity incentive plan.

Note 12. Related Party

Founder Shares

On September 24, 2020, RSVAC issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) to the Sponsor, Rodgers Capital LLC, for an aggregate purchase price of $25,000 in cash. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Company’s common stock equals or exceeds

$14.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. On September 8, 2021, the Sponsor made an in-kind distribution of a portion of its Founder Shares to certain members of Rodgers Capital LLC.

Related Party Loans

In 2019, existing shareholders, which included members of the board of directors and members of management purchased the convertible promissory notes as disclosed in Note 7 “Debt”. In 2020, these convertible promissory notes with an aggregate original principal balance of $5.7 million and accrued interest of $0.1 million converted into 19,001,815 shares of Series P-2 convertible preferred stock.

In May 2021, the Company issued the Secured Promissory Note with an aggregate principal balance of $15.0 million and an interest at a rate of 7.5% per annum, payable monthly and on the maturity date. On July 14, 2021, the Company repaid all amounts outstanding under the Secured Promissory Note, which totaled $15.2 million in principal and interest. See Note 7 “Debt” for more detailed discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that the management of Enovix Corporation. (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of the Enovix’s consolidated results of operations and financial condition as of October 3, 2021 and for the quarter ended and 39-week period ended October 3, 2021 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We design, develop, and plan to commercially manufacture an advanced silicon-anode lithium-ion battery using our proprietary 3D cell architecture that increases energy density and maintains high cycle life. This enables us to use silicon as the only active lithium cycling material in the anode. We have applied an equally innovative approach to develop proprietary roll-to-stack production tools that ‘drop-in’ to existing lithium-ion battery manufacturing lines and increase megawatt hour capacity. Our silicon anode battery architecture allows lithium-ion batteries to be produced smaller, cheaper, and more efficiently than current alternatives.

To date, we have concentrated our operational effort on researching and developing the cutting-edge technology behind our silicon-anode lithium-ion battery. Over the past several years, we have signed agreements to provide engineering and proof of concept samples to blue-chip companies in the consumer electronic industry (smartwatches, augmented reality/virtual reality, smartphones, fire/life/safety radios, laptops). In addition to those industries, we are pursuing the deployment of our technology with leading international automobile manufacturers to develop patented battery technology for the electric vehicle (“EV”) market.

We currently lease our headquarters, engineering and manufacturing space in Fremont, California. We are in the process of completing our manufacturing facility build-out in anticipation of commercially manufacturing our batteries.

Impact of Coronavirus (“COVID-19”)

We closely monitor the impact of the pandemic of COVID-19 on all aspects of our business, including how it will impact our operations. We have considered potential impacts of the COVID-19 pandemic on our critical and significant accounting estimates and have not incurred any impairment losses in the carrying value of our assets as a result of the COVID-19 pandemic. For information on our operations and risks related to health epidemics, including the COVID-19 pandemic, please see the other risks and uncertainties set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Change in Fiscal Year

On September 28, 2021, the audit committee of the Board of Directors of the Company approved a change in the fiscal year end from a year ending on December 31 to a fiscal year calendar typically consisting of four 13-week quarters, with the change to be effective for the Company’s third quarter beginning on July 1, 2021 and ending on October 3, 2021. The Company’s current fiscal year will end on January 2, 2022. The Company’s 2022 fiscal year will be comprised of four fiscal quarters ending on April 3, 2022, July 3, 2022, October 2, 2022 and January 1, 2023, respectively. The updated calendar will occasionally include a 14-week fourth quarter, which will first occur in fiscal year 2025, starting on September 29, 2024 and ending on January 5, 2025. Enovix is making the fiscal year change on a prospective basis and will not adjust operating results for prior periods.

Business Combination and Public Company Costs

On July 14, 2021 (the “Closing Date”), Legacy Enovix, RSVAC, and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Merger” or the “Business Combination”), by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the “Special Meeting”). Following the consummation of the Merger on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation (“ Enovix”). Enovix raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” of Part I of this Quarterly Report on Form 10-Q for further details of the Business Combination.

Legacy Enovix is the accounting predecessor and Enovix is the successor SEC registrant, which means that Legacy Enovix’s consolidated financial statements for previous periods will be disclosed in Envoix’s future periodic reports filed with the SEC.

While the legal acquirer in the merger agreement is RSVAC, for financial accounting and reporting purposes under GAAP, Legacy Enovix is the accounting acquirer and the merger has been accounted for as a “reverse recapitalization.” A reverse recapitalization did not result in a new basis of accounting, and the financial statements of the Enovix represents the continuation of the consolidated financial statements of Legacy Enovix. Under this method of accounting, RSVAC was treated as the “acquired” company for financial reporting purposes. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Enovix become the historical financial statements of Enovix, and RSVAC’s assets, liabilities and results of operations were consolidated with Legacy Enovix beginning on the acquisition date. Operations prior to the closing of the merger were presented as those of Enovix in future reports. The net assets of RSVAC were recognized at historical cost (consistent with carrying value), with no goodwill or other intangible assets recorded related to the Business Combination. The most significant changes in Enovix’s reported financial position as a result of the merger are an increase in cash and cash equivalents and a net impact in total stockholders' deficit (as compared to Legacy Enovix’s condensed consolidated balance sheet as of June 30, 2021). Please refer to Note 3 “Business Combination” of Part I of this Quarterly Report on Form 10-Q for further details of the Business Combination.

Upon consummation of the Merger, Enovix became the successor to RSVAC, an SEC-registered and listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Comparability of Financial Information

Our future results of operations and financial position may not be comparable to historical results as a result of the Merger.

Key Trends, Opportunities and Uncertainties

We generate revenue from payments received from our customers based on executed engineering revenue contracts (the “Service Revenue”) for the development of silicon-anode lithium-ion battery technology. We have not commenced commercial manufacturing of our batteries, and thus, no product revenue has been generated to date. Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges as described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Product Development

We have developed and delivered standardized sample (i.e., prototype) batteries to multiple, industry leading consumer electronics manufacturers. External validation of the performance of these samples has led to several Service Revenue contracts between us and these customers. Pursuant to each of these agreements, we are developing custom 3D silicon lithium-ion batteries for specific wearable, mobile computing and communication device applications. The design and development phases and the manufacturing of these custom samples are performed at our headquarters in Fremont, California.

Commercialization

Currently, we are building out our first high volume production line (“Fab-1”) at our headquarters in Fremont, California. The net proceeds from the Merger enables us to complete and further expand Fab-1, pursue a second manufacturing location (“Fab-2”), accelerate research and development, and undertake additional initiatives.

Market Focus

We are initially focused on the consumer electronic market and recognize that our battery technology has applicability in other large and growing markets, including EV’s.

Access to Capital

Assuming we experience no significant delays in the research and development of our battery, we believe that our cash resources, including the net proceeds from the completion of the Merger, are sufficient to fund the continued build out and production ramp of our Fab-1 manufacturing facility in Fremont, California and lease or purchase and retrofit an existing facility elsewhere as our Fab-2 for growth.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. While we expect certain regulations under President Biden's administration could, if adopted, facilitate market demand and revenue growth, other potential regulations, if adopted, could result in additional operating costs.

Components of Results of Operations

Service Revenue

Service Revenue contracts generally include the design and development efforts to conform our existing battery technology with the customer’s required specifications. Consideration for Service Revenue contracts generally becomes payable when we meet specific contractual milestones, which include the design and approval of custom cells, procurement of fabrication tooling to meet the customer’s specifications, and fabrication and delivery of custom cells from our pilot production line. Within the existing Service Revenue contracts, the amount of consideration is fixed, the contracts contain a single performance obligation, and revenue is recognized at the point in time the final milestone is met (i.e., a final working prototype meeting all required specifications) and the customer obtains control of the deliverable. During all periods presented, we did not recognize any Service Revenue as final milestones were not yet met.

Total Cost and Expenses

Cost of Revenue

Cost of revenue includes materials, labor, allocated depreciation expense, and other direct costs related to Service Revenue contracts. Labor consists of personnel-related expenses such as salaries and benefits, and stock-based compensation.

Capitalization of certain costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred costs are recognized as cost of revenue in the period when the related revenue is recognized.

Research and Development Expenses

Research and development expenses consist of engineering services, allocated facilities costs, depreciation, development expenses, materials, labor and stock-based compensation related primarily to our (i) technology development, (ii) design, construction, and testing of preproduction prototypes and models, and (iii) certain costs related to the design, construction, and operation of our pilot plant that is not of a scale economically feasible to us for commercial production. Research and development costs are expensed as incurred.

To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility in Fremont, California, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will increase significantly for the foreseeable future as we expand hiring of scientists, engineers, and technicians and continue to invest in additional plant and equipment for product development, building prototypes, and testing of batteries. We are establishing a research and development center in India that will initially focus on developing machine learning algorithms.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related expenses, marketing expenses, allocated facilities expenses, depreciation expenses, executive management travel, and professional services expenses, including legal, human resources, audit, accounting and tax-related services. Personnel related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities.

We are expanding our personnel headcount to support the ramping up of commercial manufacturing and being a public company. Accordingly, in addition to non- recurring costs associated with the Business Combination and anticipated costs of being a public company, we expect our selling, general and administrative expenses to increase significantly in the near term and for the foreseeable future.

Other Income (Expense), net

Other income and expenses, net primarily consist of interest expense, fair value adjustments for outstanding convertible preferred stock warrants, common stock warrants, and convertible promissory notes, the issuance of convertible preferred stock warrants, and loss on early debt extinguishment.

Income Tax Expense (Benefit)

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

Comparison of Quarter Ended October 3, 2021 to Three Months Ended September 30, 2020

The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands, except share and per share amount):

	Quarter Ended October 3, 2021	Three Months Ended September 30, 2020	Change ($)	% Change
Operating expenses:
Cost of revenue	$104	$1,153	$(1,049)	(91%)
Research and development	10,301	3,807	6,494	171%
Selling, general and administrative	8,791	1,486	7,305	492%
Total operating expenses	19,196	6,446	12,750	198%
Loss from operations	(19,196)	(6,446)	(12,750)	198%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	8,460	(7,031)	15,491	(220%)
Interest income, net	(52)	—	(52)	N/M
Other (expense) income, net	(50)	1	(51)	N/M
Total other income (expense), net	8,358	(7,030)	15,388	(219%)
Net loss	$(10,838)	$(13,476)	$2,638	(20%)

N/M – Not meaningful

Cost of Revenue

Cost of revenue for the quarter ended October 3, 2021 was $0.1 million, compared to $1.2 million during the three months ended September 30, 2020. From time to time, we enter into Service Revenue customer contracts. Service Revenue from these customer contracts was deferred as of October 3, 2021 because we had not delivered the final working prototype (the single performance obligation) nor had the customer taken control of the deliverable. The estimated final delivery date of these Service Revenue contracts is within the next twelve months.

In the execution of satisfying the single performance obligation per the existing Service Revenue contracts, certain costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred contract costs are recognized as cost of revenue in the period when the related revenue is recognized.

The decrease in cost of revenue of $1.0 million, or (91%) was due to the timing of when costs attributable to a specific contract with a customer were incurred. As of October 3, 2021, we had $4.4 million of deferred contract costs and $7.8 million of deferred revenue on our condensed consolidated balance sheet.

Research and Development Expenses

Research and development expenses for the quarter ended October 3, 2021 were $10.3 million, compared to $3.8 million during the three months ended September 30, 2020. The increase of $6.5 million, or 171% was primarily attributable to an increase in our research and development employee headcount resulting in a $3.5 million increase in salaries, employee benefit and stock-based compensation expenses. The remaining increase of $3.0 million was primarily due to increased facility, tooling costs, research and development materials, telecommunication and IT services expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended October 3, 2021 were $8.8 million, compared to $1.5 million during the three months ended September 30, 2020. The increase of $7.3 million, or 492% was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $4.2 million increase in salaries, employee benefit and stock-based compensation expenses. The remaining amount of additional expenses is primarily comprised of an increase in professional fees and recruiting expenses of $0.9 million, an increase in insurance expenses of $0.5 million, an increase in legal fees and permits expense of $0.4 million, an increase in facility and technology expenses of $0.4 million and an increase in marketing and investor relations expenses of $0.4 million.

Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants

The change in the fair value of the convertible preferred stock warrants and common stock warrants was primarily attributable to a decreased fair value of $8.5 million relating to the Private Placement Warrants assumed in the Business Combination during the quarter ended October 3, 2021, and an increased fair value of $7.0 million of the Legacy Enovix convertible preferred stock warrants resulting from an increase in Legacy Enovix’s enterprise value during the three months ended September 30, 2020. The change in the fair value of the convertible preferred stock warrants and common stock warrants was recorded as other income (expense), net.

Comparison of 39-Week Period Ended October 3, 2021 to Nine Months Ended September 30, 2020

The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands, except share and per share amount):

	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020	Change ($)	% Change
Operating expenses:
Cost of revenue	$1,847	$2,382	$(535)	(22%)
Research and development	25,413	9,442	15,971	169%
Selling, general and administrative	17,500	3,766	13,734	365%
Total operating expenses	44,760	15,590	29,170	187%
Loss from operations	(44,760)	(15,590)	(29,170)	187%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	3,679	(6,756)	10,435	(154%)
Issuance of convertible preferred stock warrants	—	(1,476)	1,476	N/M
Change in fair value of convertible promissory notes	—	(2,422)	2,422	N/M
Interest income, net	(187)	(107)	(80)	75%
Other (expense) income, net	(38)	43	(81)	N/M
Total other income (expense), net	3,454	(10,718)	14,172	(132%)
Net loss	$(41,306)	$(26,308)	$(14,998)	57%

N/M – Not meaningful

Cost of Revenue

Cost of revenue for the 39-week period ended October 3, 2021 was $1.8 million, compared to $2.4 million during the nine months ended September 30, 2020. From time to time, we enter into Service Revenue customer contracts. Service Revenue from these customer contracts was deferred as of October 3, 2021 because we had not delivered the final working prototype (the single performance obligation) nor had the customer taken control of the deliverable. The estimated delivery date of these Service Revenue contracts is within the next twelve months.

In the execution of satisfying the single performance obligation per the existing Service Revenue contracts, certain costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred contract costs are recognized as cost of revenue in the period when the related revenue is recognized.

The decrease in cost of revenue of $0.5 million, or (22%) was due to the timing of when costs attributable to a specific contract with a customer were incurred. As of October 3, 2021 and December 31, 2020, we had $4.4 million and $3.5 million, respectively, of deferred contract costs and $7.8 million and $5.5 million, respectively, of deferred revenue on our condensed consolidated balance sheets.

Research and Development Expenses

Research and development expenses for the 39-week period ended October 3, 2021 were $25.4 million, compared to $9.4 million during the nine months ended September 30, 2020. The increase of $16.0 million, or 169% was primarily attributable to an increase in our research and development employee headcount resulting in a $10.7 million increase in salaries, employee benefit and stock-based compensation expenses. The remaining increase of $5.3 million was primarily due to increased facility, tooling costs, research and development materials, telecommunication and IT services, and other miscellaneous research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 39-week period ended October 3, 2021 were $17.5 million , compared to $3.8 million during the nine months ended September 30, 2020. The increase of $13.7 million, or 365% was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $6.6 million increase in salaries, employee benefit and stock-based compensation expenses. The remaining increase of $7.1 million is primarily comprised of a $3.0 million increase in professional fees and recruiting expenses, a $1.5 million increase in legal fees, which partially was incurred in connection with the Business Combination, a $0.8 million increase in marketing expenses, and a $0.5 million increase in insurance expenses.

Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants

The net change in fair value of convertible preferred stock warrants and common stock warrants of $10.4 million for the 39-week period ended October 3, 2021 was primarily attributable to a decrease in fair value of $8.5 million of common stock warrants assumed in the Business Combination during the third quarter of 2021, offset by an increased fair value of $4.8 million of convertible preferred stock warrants and an increased fair value of $7.0 million of the Legacy Enovix convertible preferred stock warrants resulting from an increase in Legacy Enovix’s enterprise value compared to the nine months ended September 30, 2020. On February 22, 2021, all 10,160,936 Legacy Enovix's Series D convertible preferred stock warrants were exercised at $0.01 per share for a total of $0.1 million. The change in fair value of convertible preferred stock warrants and common stock warrants was recorded as other income (expense), net.

Issuance of Convertible Preferred Stock Warrants

On March 25, 2020, 7,000,000 Legacy Enovix's Series D convertible preferred stock warrants were issued at $0.01 per share for a total of $0.1 million. The fair value of the convertible preferred stock warrants of $1.5 million was recorded as other expense for the nine months ended September 30, 2020.

Change in Fair Value of Convertible Promissory Notes

The change in fair value of the convertible promissory notes of $2.4 million for the nine months ended September 30, 2020 was due to the fair value adjustment of the convertible promissory note in connection with the note conversion into 19,001,815 shares of Legacy Enovix Series P-2 convertible preferred stock in March 2020. No such event occurred during the 39-week period ended October 3, 2021.

Non-GAAP Financial Measures

While we prepare our condensed consolidated financial statements in accordance with GAAP, we also utilize and present certain financial measures that are not based on GAAP. We refer to these financial measures as “Non-GAAP” financial measures. In addition to our financial results determined in accordance with GAAP, we believe that EBITDA, and Adjusted EBITDA, and Free Cash Flow (each as defined below), are useful measures in evaluating our financial and operational performance distinct and apart from financing costs, certain non-cash expenses and non-operational expenses.

These Non-GAAP financial measures should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP. We endeavor to compensate for the limitation of the Non-GAAP financial measures presented by also providing the most directly comparable GAAP measures.

We use Non-GAAP financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes. We believe that Non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies. You should review the reconciliations below but not rely on any single financial measure to evaluate our business.

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings (net loss) adjusted for interest expense; income taxes; depreciation expense, and amortization expense. “Adjusted EBITDA” includes additional adjustments to EBITDA such as stock-based compensation expense; change in fair value of convertible preferred stock warrants, common stock warrants and convertible promissory notes; loss on early debt extinguishment and other special items as determined by management which it does not believe to be indicative of its underlying business trends. EBITDA and Adjusted EBITDA are intended as supplemental financial measures of our performance that are neither required by, nor presented in accordance with GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results, trends, and in comparing our financial measures with those of comparable companies, which may present similar Non-GAAP financial measures to investors.

However, you should be aware that when evaluating EBITDA, and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, the presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and Adjusted EBITDA in the same fashion.

Below is a reconciliation of net loss on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands):

	Quarter Ended October 3, 2021	Three Months Ended September 30, 2020	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020
Net loss	$(10,838)	$(13,476)	$(41,306)	$(26,308)
Interest expense, net	52	—	187	107
Depreciation and amortization	687	147	1,062	436
EBITDA	(10,099)	(13,329)	(40,057)	(25,765)
Stock-based compensation	3,042	81	6,717	197
Change in fair value of convertible preferred stock warrants and common stock warrants	(8,460)	7,031	(3,679)	6,756
Issuance of convertible preferred stock warrants	—	—	—	1,476
Change in fair value of convertible promissory notes	—	—	—	2,422
Loss on early debt extinguishment	60	—	60	—
Adjusted EBITDA	$(15,457)	$(6,217)	$(36,959)	$(14,914)

Free Cash Flow

Below is a reconciliation of Net cash used in operating activities to the Free Cash Flow financial measures for the periods presented below (in thousands):

	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020
Net cash used in operating activities	$(34,514)	$(15,531)
Capital (expenditures)	(31,509)	(18,923)
Free Cash Flow (1)	$(66,023)	$(34,454)

(1)

We define “Free Cash Flow” as (i) Net cash from operating activities less (ii) capital expenditures, net of proceeds from disposals of property and equipment, all of which are derived from our condensed consolidated statements of cash flow. The presentation of non-GAAP Free Cash Flow is not intended as an alternative measure of cash flows from operations, as determined in accordance with GAAP. We believe that this financial measure is useful to investors because it provides investors to view our performance using the same tool that we use to gauge our progress in achieving our goals and it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative cash flows from operations since inception through October 3, 2021 and expect to incur operating losses for the foreseeable future. As of October 3, 2021, we had cash and cash equivalents of $338.7 million, a working capital of $331.4 million and an accumulated deficit of $248.6 million. Prior to the Business Combination, we had financed our operations primarily from the sales of convertible preferred stock, borrowing from convertible promissory notes, borrowing from a secured promissory note (the “Secured Promissory Note”). In connection with the Business Combination in July 2021, the Company raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 "Business Combination" for further details of the Business Combination. For the 39-week period ended October 3, 2021, we purchased $31.5 million for property and equipment. We will continue to increase our property and equipment purchases in the near future for supporting the build-out of our manufacturing facility and our battery manufacturing production.

Based on the anticipated spending, cash received from the Business Combination and timing of expenditure assumptions, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for our future operation expansion.

The following table provides a summary of cash flow data for the periods presented below (in thousands):

	39-Week Period Ended October 3, 2021	Nine Months Ended September 30, 2020	Change ($)
Net cash used in operating activities	$(34,514)	$(15,531)	$(18,983)
Net cash used in investing activities	(31,509)	(18,923)	(12,586)
Net cash provided by financing activities	375,676	59,910	315,766
Change in cash, cash equivalents and restricted cash	$309,653	$25,456	$284,197

39-Week Period Ended October 3, 2021 Compared to Nine Months Ended September 30, 2020

Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of operating expenses. We continue to increase hiring for employees in supporting the ramping up of commercial manufacturing and being a public company. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.

Net cash used in operating activities was $34.5 million for the 39-week period ended October 3, 2021. Net cash used in operating activities consists of net loss of $41.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include stock-based compensation expense of $6.7 million, depreciation and amortization expense of $1.1 million and the change in fair value of convertible preferred stock warrants of $3.7 million.

Net cash used in operating activities was $15.5 million for the nine months ended September 30, 2020. Net cash used in operating activities consists of net loss of $26.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include change in the fair value of the convertible promissory notes of $2.4 million, the change in the fair value of convertible preferred stock warrants of $6.8 million, the non-cash issuance of convertible preferred stock warrants of $1.5 million, depreciation and amortization expense of $0.4 million, stock-based compensation expense of $0.2 million, and non-cash interest expense of $0.1 million.

Investing Activities

Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. We expect the costs to acquire property and equipment to increase substantially in the near future as we complete the build-out of our manufacturing facility for our battery manufacturing production. Net cash used in investing activities, which were primarily related to equipment purchases, was $31.5 million and $18.9 million for 39-week period ended October 3, 2021 and nine months ended September 30, 2020, respectively.

Financing Activities

Prior to the Business Combination, we had financed our operations primarily through the sale of convertible preferred stock, borrowing from convertible promissory notes, and borrowing from the Secured Promissory Note with a member of the board of directors. There were no sales of convertible preferred stock for the 39-week period ended October 3, 2021.

Net cash provided by financing activities was $375.7 million for the 39-week period ended October 3, 2021, which primarily consisted of $405.2 million of proceeds from the Business Combination and the PIPE financing, $15.0 million of proceed from the borrowing of the Secured Promissory Note and $0.3 million of proceeds from the exercise of stock options and proceeds from the exercise of the convertible preferred stock warrants, which were offset by $29.6 million related to the transaction costs incurred in connection with the Business Combination and PIPE financing, $15.0 million repayment of Secured Promissory Note, and $0.1 million of debt issuance costs.

Net cash provided by financing activities was $59.9 million for nine months ended September 30, 2020, which was primarily related to $58.3 million of proceeds from the issuance of Series P-2 convertible preferred stock and $1.6 million of proceeds from borrowing of the Paycheck Protection Program Loan.

Contractual Obligations and Commitments

We lease our headquarters, engineering, and manufacturing space in Fremont, California under a single non-cancelable operating lease with an expiration date of August 31, 2030. We also lease a small office in Fremont, California under a noncancelable operating lease that expires in April 2026 with an option to extend the lease for five years. For the lease payment schedule, please see Note 6,

Leases, of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.

In addition, we enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. Those cancellable payments are not included in the table of contractual obligations below. See Note 8, Commitments and Contingencies, of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.

On May 24, 2021, Legacy Enovix issued to a member of the board of directors the Secured Promissory Note with an aggregate principal balance of $15.0 million. The Secured Promissory Note bore interest at a rate of 7.5% per annum, payable monthly and on the maturity date. All unpaid interest and principal was due and payable upon request by the holders on or after the earlier of (i) the closing of the Merger Agreement and (ii) October 25, 2021. On July 14, 2021, we paid off the Secured Promissory Note and its accrued interest by using $15.2 million of proceeds from the Business Combination.

Off-Balance Sheet Arrangements

As of October 3, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, an EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

In addition, we intend to rely on the other exemptions and reduce reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation- related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the first sale of our Common Stock in our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Other than the adoption of Accounting Standards Codification 842, Leases, we elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. We elected to continue to utilize the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

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

As of October 3, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that, as of October 3, 2021, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting as described below, and which continues to exist as of October 3, 2021.

Material Weakness in Internal Control over Financial Reporting

In connection with the preparation and audit of our financial statements as of and for the year ended December 31, 2020 and 2019, and subsequent to the initial filing of the proxy statement/prospectus during the course of preparing for the Business Combination, we identified two material weaknesses in our internal control over financial reporting resulting from (i) a lack of independent review of technical accounting matters and (ii) not have sufficient, qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support our current size and complexity (e.g., acquisitions, divestitures and financings).

During the first, second and third quarters of 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. Those remediation measures are ongoing and include the following:

•
we have hired a Chief Financial Officer, who is an experienced finance and accounting officer for public companies with extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies;
•
we have recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
•
we have implemented a new enterprise resource planning tool;
•
we have established more robust processes related to the review of complex accounting transactions, preparation of account reconciliations and review of journal entries which are outlined elsewhere in this prospectus; and
•
we have been and continue to be designing and implementing additional automation and integration in our financially significant systems.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended January 2, 2022. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536, Superior Court of California, San Mateo County

On March 22, 2021, Michael Costello filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of a proposed transaction, and that the disclosures in RSVAC’s registration statement regarding the proposed transaction were materially deficient. The plaintiff sought, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the Business Combination. This case was voluntarily dismissed on August 24, 2021.

Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)

On April 5, 2021, Derek Boxhorn filed a complaint in the United States District Court for the Southern District of New York against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. The plaintiff sought, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the Business Combination. This case was voluntarily dismissed on October 19, 2021.

From time to time, we may become, involved in various legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
•
We may not have adequate funds to acquire our next manufacturing facility and build it out, and may need to raise additional capital, which we may not be able to do.
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

Currently, we are completing our manufacturing facility in Fremont, California. Even if we are able to overcome the challenges in designing and refining our manufacturing process, this manufacturing facility will only have two manufacturing lines which will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected demand. We are in the process of locating an additional facility which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected demands. However, we have not yet located a suitable facility and, even if we are able to do so, there is no guarantee that our manufacturing process will scale to produce lithium-ion batteries in quantities sufficient to meet demand. Further, even if we are able to locate such a facility, there is no guarantee that we will be able to lease or acquire such a facility on commercially reasonable terms or at all.

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

Any disruption in the supply of components or materials could temporarily disrupt production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, labor shortages, the effects of the COVID-19 pandemic and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis.

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

We incurred net loss of approximately $41.3 million and $26.3 million, respectively, for the 39-week period ended October 3, 2021 and nine months ended September 30, 2020 and an accumulated deficit of approximately $248.6 million as of October 3, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries, which is not expected to occur until 2023, and may occur later.

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

These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. During the first three quarters of 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting described above. Those remediation measures are ongoing and include the following:

•
we have hired a Chief Financial Officer, who is an experienced finance and accounting officer for public companies with extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies;
•
we have recruited additional personnel, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
•
we have established more robust processes related to the review of complex accounting transactions, preparation of account reconciliations and review of journal entries which are outlined elsewhere in this Quarterly Report on Form 10-Q; and
•
we have been and continue to be designing and implementing additional automation and integration in our financially significant systems.

While we have begun taking measures and plan to continue to take measures to design and implement an effective control environment, we cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

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

We have incurred and will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

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

In addition, we implemented an enterprise resource planning (“ERP”), system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system will likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, in the future, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

On March 22, 2021, Michael Costello, a purported stockholder in RSVAC, filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and its board of directors. The case is captioned Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536. This Costello complaint alleges, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of the Business Combination, and that the disclosures in RSVAC’s registration statement regarding the Business Combination were materially deficient. The complaint also alleges aiding and abetting claims against RSVAC. This case was voluntarily dismissed on August 24, 2021.

On April 5, 2021, Derek Boxhorn, a purported stockholder in RSVAC, filed a complaint in the United States District Court for the Southern District of New York against RSVAC and its board of directors. The case is captioned Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY). The Boxhorn complaint alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. This case was voluntarily dismissed on October 19, 2021.

Additional lawsuits may be filed against us or our directors and officers in connection with the Business Combination. Defending such lawsuits could require us to incur significant costs and divert the attention of the management team. Further, the defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows. We cannot predict the outcome of the lawsuits or any others that might be filed subsequent to the date of filing of this registration statement and cannot reasonably estimate the possible loss or range of loss with respect to these matters. We believe that the lawsuits or any related claims are without merit and intend to defend against the claims vigorously.

Risks Related to Our Need for Additional Capital

We may not have adequate funds to acquire our next manufacturing facility and build it out, and may need to raise additional capital, which we may not be able to do.

The design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. We may need to raise additional capital to acquire our next manufacturing facility and build it out. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future would have a negative impact on our ability to complete our manufacturing facilities, our financial condition and our ability to pursue our business strategies. The amount of capital that we will be required to raise, and our ability to raise substantial additional capital, will depend on many factors, including, but not limited to:

•
our ability and the cost to develop our new and complex manufacturing process that will produce lithium-ion batteries in a cost-effective manner;
•
our ability to bring our Fremont manufacturing facility online in a timely and cost-effective manner;
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

Our management has concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on Legacy Enovix’s consolidated financial statements as of, and for the year ended, December 31, 2020, which references management’s conclusion.

As discussed in the condensed consolidated financial statements, in Part I of this Form 10-Q, we have incurred losses since inception and have an accumulated deficit of $248.6 million as of October 3, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We believe that net proceeds of the Business Combination allow us to fund our operating plan through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

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

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market values of our securities at the time of the consummation of the Business Combination may vary significantly from their prices on the date the Merger Agreement was executed, the date on which RSVAC’s stockholders voted on the Business Combination or the date of this Quarterly Report on Form 10-Q.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who currently cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who currently cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. If we obtain additional coverage and any new analyst issues, an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price could decline.

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

The holders of the Founder Shares and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the RSVAC IPO. The holders of the Founder Shares and Private Placement Warrants can

elect to exercise these registration rights at any time. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of our securities.

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

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of approximately 27.9 million shares of Common Stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements, exercise of options, settlement of restricted stock units and the expiration of lock-up agreements.

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

There is no guarantee that the Public Warrants will be in the money at the time they become exercisable, and they may expire worthless and the terms of the Public Warrants may be amended.

The exercise price for the Public Warrants is $11.50 per one whole share. There is no guarantee that the Public Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Public Warrants may expire worthless.

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

Public Warrants and Private Placement Warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As part of the RSVAC IPO, RSVAC issued Public Warrants to purchase 11,500,000 shares of Common Stock. In connection with the RSVAC IPO, RSVAC issued to the Sponsor Private Placement Warrants to purchase 6,000,000 shares of Common Stock. Each Warrant is exercisable to purchase one share of Common Stock at $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock. The Warrants become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of the RSVAC IPO, and they expire five years after the completion of the Business Combination or earlier upon redemption or liquidation, as described in our Registration Statement on Form S-1, filed with the SEC on August 2, 2021, as may be amended.

We may redeem the unexpired Warrants prior to their exercise at a time that is disadvantageous to Warrant holders, thereby making their Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption. Redemption of the outstanding Warrants could force the Warrant holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

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

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and our periodic reports and proxy statements. Investors may find our Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Common Stock and its price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

b) Use of Proceeds

On December 1, 2020, we consummated our initial public offering of 23,000,000 units, consisting of shares of our common stock and warrants to purchase shares of common stock (the “RSVAC IPO”), generating gross proceeds of approximately $230 million. For further information about the RSVAC IPO, see Item 5 of our Annual Report on Form 10-K/A for the year ended December 31, 2020. We have been using and will continue to use the net proceeds of the RSVAC IPO primarily to build out our manufacturing facilities, to expand our research and development and other capabilities and for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

We released our third quarter fiscal year 2021 financial results on November 8, 2021 in a letter to our shareholders, which was furnished with a Current Report on Form 8-K with the SEC on November 8, 2021 (File No. 001-39753), and which was also posted on our investor relations website. For the third quarter and year-to-date period ended October 3, 2021, we disclosed basic and diluted earnings per share of ($0.08) and ($0.38) per share, respectively. The calculation we used to determine diluted earnings per share erroneously omitted the treasury stock method to determine the impact of the Private Placement Warrants. The overall net impact of adding back the mark-to-market adjustment to the numerator and the adjustment to the denominator was dilutive. This calculation has been corrected and the diluted earnings per share for the third quarter and year-to-date period ended October 3, 2021 of ($0.14) and ($0.45), respectively, have been reflected in our condensed consolidated statement of operations and Note 10 to the condensed consolidated financial statements that are included in Item 1 of this Quarterly Report on Form 10-Q. In addition, a revised letter to our shareholders has been posted to our investor relations website.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description[1]	Schedule/Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated February 22, 2021	8-K	001-39753	2.1	February 22, 2021
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Specimen Common Stock Certificate	S-4/A	333-253976	4.5	June 21, 2021
4.2	Specimen Warrant Certificate	S-1/A	333-250042	4.3	November 25, 2020
4.3	Warrant Agreement, dated July 13, 2021, by and between Computershare Inc. and the Registrant	8-K	001-39753	4.3	July 19, 2021
10.1	Form of PIPE Subscription Agreements	8-K	001-39753	10.1	February 22, 2021
10.2#	2021 Equity Incentive Plan	8-K	001-39753	10.2	July 19, 2021
10.3#	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.11	May 10, 2021
10.4#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.12	May 10, 2021
10.5#	2021 Employee Stock Purchase Plan	8-K	001-39753	10.5	July 19, 2021
10.6	Amended and Restated Registration Rights Agreement, dated July 14, 2021, by and among the Registrant and certain other stockholders of the Registrant party thereto	8-K	001-39753	10.10	July 19, 2021
10.7	Amendment to Letter Agreement, dated July 14, 2021 by and among the Registrant and its officers, directors and Initial Stockholders	8-K	001-39753	10.12	July 19, 2021
10.8	Form of Lock-Up Agreement	8-K	001-39753	10.5	February 22, 2021
10.9	Form of Stockholder Lock-Up Agreement	8-K	001-39753	10.6	February 22, 2021
10.10	Form of Additional Lock-Up Agreement	8-K	001-39753	10.7	February 22, 2021
10.11#	Form of Indemnification Agreement	8-K	001-39753	10.19	July 19, 2021
10.12#	Amended and Restated Employment Agreement, dated May 28, 2021, by and between Enovix Corporation and Harrold Rust	8-K	001-39753	10.20	July 19, 2021
10.13#	Amended and Restated Employment Agreement, dated June 17, 2021, by and between Enovix Corporation and Gardner Cameron Dales	8-K	001-39753	10.21	July 19, 2021
10.14#	Amended and Restated Employment Agreement, dated June 11, 2021, by and between Enovix Corporation and Ashok Lahiri	8-K	001-39753	10.22	July 19, 2021
10.15#	Amended and Restated Employment Agreement, dated May 28, 2021, by and between Enovix Corporation and Steffen Pietzke	8-K	001-39753	10.23	July 19, 2021
10.16#	Amended and Restated Employment Agreement, dated June 11, 2021, by and between Enovix Corporation and Edward Hejlek	8-K	001-39753	10.24	July 19, 2021
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

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

# Indicates a management contract or compensatory plan, contract or arrangement.

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

Dated: November 15, 2021	Enovix Corporation

	By:	/s/ Harrold Rust
Harrold Rust
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steffen Pietzke
Steffen Pietzke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)