Form 10-K
period 2022-01-02
Enovix Corp
filed 2022-03-25
CIK 1828318

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2021 based on the closing price of the shares of common stock on such date as reported on the Nasdaq Stock Market LLC, was approximately $360.1 million. Shares of voting stock held by each officer, director and each person known by the registrant to beneficially own 10% of more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2022, 156,481,095 shares of the registrant’s common stock were issued and outstanding,

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

•
ability to build and scale our advanced silicon-anode lithium-ion battery, our production and commercialization timeline;
•
ability to meet milestones and deliver on our objectives and expectations, the implementation and success of our business model and growth strategy, various addressable markets, market opportunity and the expansion of our customer base;
•
ability to meet the expectations of new and current customers, our ability to achieve market acceptance for our products; and
•
ability to attract and hire additional service providers, the strength of our brand, the build out of additional production lines, our ability to optimize our manufacturing process, our future product development and roadmap and the future demand for our lithium-ion battery solutions.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part I, Item 1A of this Annual Report on Form 10-K, and include, but are not limited to, those summarized on the following page. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

SUMMARY RISK FACTORS

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under Part I, Item 1A of this Annual Report on Form 10-K below.

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
•
We could face state-sponsored competition from overseas and may not be able to compete in the market on the basis of price.
•
In the past, we have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

PART I

Item 1. Business

Company Overview

Enovix has designed, developed and sampled advanced Lithium-ion, or Li-ion, batteries with energy densities that are five years ahead of current industry standard batteries of similar size. “Energy density” is measured as the product of the power a battery puts out in watts times the number of hours the battery can put out that power, divided by the volume (size) of the battery measured in liters. The units of energy density are thus watt-hours per liter or Wh/l. As of January 2, 2022, we estimate that our current battery products deliver 24%-133% greater energy density than the batteries in several categories of currently available consumer electronics products.

This energy density breakthrough alters a 30-year Li-ion battery industry trajectory of modest (4.2%) annual Li-ion battery energy density improvements through 2021. Assuming this industry improvement rate of 4.2% per year continues, and our estimated greater energy density, it would require five years for the industry to reach energy densities equivalent to our current batteries at similar size. We expect that market-leading mobile computing customers will use our technology variously to enhance the feature set of their products, reduce their size and weight, or alternatively to extend the battery life of their products. In addition, we believe that batteries with increased energy density will enable the next mass market computing platform (Augmented Reality, or A/R) and aid in the adoption of Electric Vehicles (“EVs”).

We started development of our technology in early 2007 at a small facility in Fremont, California. Between 2007 and 2011, we developed the core processes and architecture of our battery technology. In 2012, we moved to a larger facility in Fremont, California and began work on the manufacturing approach and plans for our products. This was done in conjunction with partnership and investment from several strategic partners in the solar and semiconductor industries. Between 2012 and 2017, we procured and installed pilot production equipment, representative of the equipment set that would be used in manufacturing. In 2018, we altered our manufacturing approach to a mechanical stacking platform that improved the manufacturability of our products. Since 2018, we have sampled batteries to multiple customers that have validated the performance of our products. In 2020, we started procuring equipment for our first production factory (“Fab-1”). The first of this equipment began arriving in early 2021. Fab-1 is now operational with first production revenue forecasted in the second quarter of 2022.

We are a development stage company that has no product revenue to date and has incurred a net loss of $125.9 million, and $39.7 million for the fiscal years 2021 and 2020, respectively. As of January 2, 2022 and December 31, 2020, we had an accumulated deficit of $333.2 million and $207.3 million, respectively.

Background

We were previously known as Rodgers Silicon Valley Acquisition Corp. (“RSVAC”). On July 14, 2021 (the “Closing Date”), Enovix Corporation, a Delaware corporation (“Legacy Enovix”), RSVAC, and RSVAC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021, by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021.

Pursuant to the terms of the Merger Agreement, a business combination of RSVAC and Legacy Enovix was effected by the merger of Merger Sub with and into Legacy Enovix, with Legacy Enovix surviving as a wholly owned subsidiary of RSVAC (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Following the consummation of the Merger on the Closing Date, RSVAC changed its name to Enovix Corporation (the “Company”), and Legacy Enovix changed its name to Enovix Operations Inc. Legacy Enovix was deemed to be the accounting acquirer in the Business Combination, and the historical consolidated financial statements of Legacy Enovix therefore became the historical consolidated financial statements of the Company, upon the consummation of the Business Combination.

At the effective time of the Merger (the “Effective Time”), each share of Legacy Enovix preferred stock that was then issued and outstanding immediately prior to the Effective Time was canceled and converted into a number of shares of Legacy Enovix common stock in accordance with Legacy Enovix’s certificate of incorporation. At the Effective Time, as a result of the Merger, each share of Legacy Enovix common stock that was then issued and outstanding immediately prior to the Effective Time (after conversion of the outstanding Legacy Enovix preferred stock, and excluding any dissenting shares) was cancelled and converted into the right to receive a number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) at the conversion ratio set forth in the Merger Agreement, and all warrants and options to purchase Legacy Enovix common stock that were outstanding immediately prior to the Effective Time were converted into warrants and options to purchase a number of shares of Common Stock, as set forth in the Merger Agreement. In addition, at the Effective Time, each share of Merger Sub common stock that was then issued and outstanding immediately prior to the Effective Time was canceled and converted into and exchanged for one validly issued, fully paid and non-assessable share of Legacy Enovix common stock.

Industry Background

Limited Innovation in Battery Technology for 30 Years

In 1991 Sony developed the first Li-ion battery for consumer electronics to power its newly invented handheld video recorder, which needed smaller and lighter batteries with more energy than those available at the time. The camcorder team, with years of experience in coating magnetic tapes, developed a battery based on that technology. Their architecture, sometimes referred to as a “Jelly Roll”, consists of an anode (A) in a long strip format, a long strip cathode (C) and two long strip separators (S), all on rolls, which are interleaved and then wound together into a Jelly Roll in this order: ASCSASCS…

The Jelly Roll is then placed in a hermetic package and filled with electrolyte, an organic liquid through which the lithium ions repeatedly travel back and forth between the battery’s anode and the cathode. During charging, the lithium ions cycle from the cathode (the positive electrode), through tiny holes in the separator, and into the anode (the negative electrode). This process is reversed when the battery is discharged. This basic construct of a Li-ion battery has remained unchanged for nearly 30 years.

Historically, advancements in battery performance have come primarily from improvements in the active cathode and anode materials of the battery. The process of new materials discovery, development, testing and qualification is by its nature a slow and arduous process and resulted in an anemic rate of battery improvement, of 4.2% per year in volumetric energy density over the last 3 decades, based on our analysis. At the same time, the electronic devices that these batteries power have dramatically increased their product features and energy requirements by capitalizing on the rapid and continuous electronic miniaturization provided by the semiconductor integrated circuit (“IC”) industry. This phenomenon, known as “Moore’s Law”, has resulted in electronic components doubling their transistor density (and thus the IC product features) about every two years. The disparity in improvement rates between ICs and batteries has forced the consumer devices industry to compromise the usable feature sets and the operating time between battery charges.

A Fundamentally Better Approach

We were founded by a team of individuals with expertise in three dimensional (“3D”) architectures learned from 25 years of experience in the manufacturing of hard disk drives (IBM) and semiconductor wafer probing systems (FormFactor). Rather than focusing solely on the materials inside the battery, we began development of a novel 3D physical battery design, one that could both improve the packing efficiency of the active materials in the battery as well as accommodate the use of a 100% active silicon anode.

Our founders conceived a completely different design for a battery. Rather than interleaving and winding long anode, cathode and separator strips into a Jelly Roll, our founders proposed an architecture in which many short anodes and cathodes were positioned side by side, with a separator between each anode-cathode pair.

This architecture allows for a more efficient use of the volume of the battery, in contrast to the Jelly Roll battery, in which significant volume is wasted at the corners and in gaps in the center of the battery, given the lack of precision of the winding process. This increase in volume efficiency alone improves the energy density of our batteries over a Jelly Roll cell.

Uniquely Enabling Silicon Anodes

Looking at a problem from a different perspective often yields new opportunities and solutions that would otherwise not be possible. This is the case with our 3D cell architecture. Rather than having long, wound electrodes that run parallel to the face of the battery, our cells have many small electrodes that are orthogonal to the largest face of the battery. This seemingly small difference has huge benefits. Specifically, our 3D cell architecture is well-suited to accommodate the use of a silicon anode and therefore capitalize on the higher energy density it provides, as described below.

Silicon has long been heralded as the next important anode material. Silicon anodes can theoretically store more than twice as much lithium than the graphite anode that is used in nearly all Li-ion batteries today (1800mAh/cm3 vs. 800mAh/ cm3). Once successfully integrated into a battery, silicon anodes are theoretically capable of increasing a Li-ion battery’s capacity by about 36% and a corresponding increase in energy density.

Silicon’s high energy density, however, creates four significant technical problems that must be solved:

•
Formation expansion. “Formation” is the term for the first charging of the battery, when lithium moves from the cathode, through the separator, to the anode. When fully charged, a silicon anode can more than double in thickness, resulting in significant swelling that can physically damage the battery, causing failure.

•
Formation efficiency. When first charged, a silicon anode can absorb and permanently trap as much as roughly 50% to 60% of the original lithium in the battery, reducing the battery’s capacity by about 50% to 60%.
•
Cycle swelling. A silicon anode will swell and shrink when the battery is charged and discharged, respectively, causing damage to both the package and the silicon particles in the anode, which can crack, and further trap lithium on the fresh silicon surfaces exposed by the crack.
•
Cycle life. Silicon particles can become electrically disconnected from the electrode when the silicon anode is in its shrunken state and can crack when the silicon anode is swollen, both of which can lower cycle life. In addition, when silicon particles become disconnected from the electrode, they are no longer able to accept lithium and neighboring particles must absorb the excess, causing over charging and further opportunities for physical damage.

Left unaddressed, these four problems have limited the practical application of silicon anodes in conventional lithium-ion battery cells. Our 3D cell architecture uniquely solves these four technical problems to enable 100% active silicon anodes.

Problem 1 — Formation expansion

In a conventional graphite anode, lithium atoms slip into the vacant spaces between the graphite layers, forming LiC6, resulting in very little graphite anode swelling during cycling (<10%). In a silicon anode, however, lithium atoms form a lithium-silicon alloy that does not have such vacant spaces, forming Li15Si4. While this alloying process results in an increased ability to store lithium, it also causes significant expansion of the anode material during charging, creating high pressure within the battery (1,500 psi).

If a silicon anode were used in a conventional battery architecture, the pressure of anode swelling would act on the large face of the battery, creating a force as large as 1.7 tons for a battery in a 50mm x 30mm x 3mm size battery. This force is analogous to a car standing on top of a cell phone sized battery.

By contrast, when silicon anodes are used in our 3D cell architecture, the anodes do not face the largest side of the battery; instead the anodes face a short side of the battery. Because these anode faces are small in area, this same 1,500 psi pressure, therefore, creates a force of only 210 pounds in the same size battery.

To manage this 210 pounds of force, we invented a very thin (50-micron) stainless steel constraint system to surround the battery. This constraint system limits the battery from swelling and growing in size. Moreover, the constraint system keeps the anode and cathode materials under constant compression, maintaining excellent particle-to-particle connection.

Problem 2 — Formation Efficiency

The first time a Li-ion battery is charged or formed, some of the lithium is permanently trapped in undesired side-reactions and surface layers on the anode and cathode particles. These losses proportionately reduce the capacity of the battery by removing lithium.

During formation of a conventional Li-ion battery with a graphite anode, approximately 5% of the lithium from a lithium cobalt oxide cathode will get permanently trapped in the graphite anode, never to return to the cathode.

A silicon anode, by contrast, has a formation efficiency of roughly 50% to 60%, meaning that about 50% to 60% of the lithium is trapped in the silicon anode during formation and is no longer available for repeated cycling, reducing the battery’s capacity in half.

Our 3D cell architecture uniquely enables a practical solution to this problem. Our cell assembly process has an added step called “pre-lithiation,” in which a thin lithium source is placed on top of the cell, within the package. By electrochemically coupling this lithium source to the electrodes, additional lithium can be dosed into the cell, replenishing the lithium lost during formation. Moreover, additional lithium beyond the initial replenishment can be dosed, providing a reservoir of lithium to a) counteract the normal lithium consumption that occurs in every battery during its life and b) provide the proper voltage balance to keep the minimum discharge voltage in the regime to be useful for devices.

The physical process by which the added lithium moves into the battery is called diffusion. The time required for lithium atoms to diffuse is proportional to the square of the diffusion distance. In a conventional battery architecture, the length of the electrode can be on the order of dozens of millimeters resulting in a pre-lithiation process that could take weeks to accomplish if a thin lithium source were placed on top of the cell. In our battery architecture, however, the lithium is required to travel a short distance, which can be accomplished in hours.

Problems 3 & 4 — Swelling and Cycle Life

When conventional Li-ion batteries with graphite anodes are cycled (charged and discharged), they exhibit a modest amount of cyclic swelling (<10%). Silicon anodes, by contrast, can swell by 20%, or more. The continuous swelling and shrinking during charging and discharging can fracture the anode silicon particles and/or electrically disconnect them and limit cycle life to less than 100 cycles, which is not commercially viable in many applications. Additionally, any swelling in the cell over its lifetime must be accommodated by larger cavity volume, effectively reducing the practical energy density of the cell.

Our unique structural constraint system applies a uniform engineered pressure on the silicon particles within the anode, limiting their fracture and maintaining electrical contact between them for an extended number of cycles. Cycle swelling is thus kept under 2%, outperforming even conventional graphite anodes. Our cells that have been cycled over 500 times show minimal expansion by contrast.

By addressing swelling, our 3D cell architecture with its constraint system is designed to enable silicon anodes to achieve the commercial cycling standard of 500 complete charge/discharge cycles to 80% remaining capacity with improvements planned on our roadmap. A complete charge/discharge cycle is where the battery is charged all the way to 4.35V and then discharged to 2.7V.

Benefits of Our Advanced Li-ion Battery

The use of our 3D cell architecture, coupled with the use of a 100% active silicon anode, improves energy density. Our batteries can be used to improve the performance of a wide range of mobile products, including wearable devices, mobile communication devices, laptops and tablets. Then, after the lengthy automotive qualification, we believe our batteries will be used in high-performance EVs.

Wearable Devices — Mobile devices are transitioning from hand-held to wearable formats — such as smartwatches and fitness bands. According to Allied Market Research, the global smartwatch market will reach $96 billion by 2027. This transition promises to improve personal health and fitness, replace wallets for identification and payments and enhance communications. We believe increased energy density is essential to enable this transition by extending battery life and allowing for the delivery of enhanced features and new form factors. We estimate that the Li-ion battery cell total addressable market in wearables will be $3.0 billion by 2025. In 2020, we secured an initial design win in this market with a smartwatch industry leader.

Mobile Communications Devices — The Li-ion battery, introduced in 1991, also provided the increase in energy density needed for cell phones to evolve from their original “brick-size” into today’s sleek, sophisticated smartphone. Energy requirements continue to become more demanding as device OEMs seek to launch power-hungry 5G cell phones with on-board artificial intelligence (“AI”). Just as it was 30 years ago, a significant increase in battery energy density will enable mobile device designers to continue improving user experience, functionality and battery life in smaller devices.

In enterprise markets such as Land Mobile Radio (“LMR”), used by police and first responders, increased energy density can be leveraged to reduce product size and weight, while simultaneously enabling new features. We estimate that the Li-ion battery cell total addressable market in mobile communications devices will be $8.2 billion by 2025. We have secured a design win in this market with an LMR market leader.

Computing — The Li-ion battery can also be credited for helping to usher in an era of portable PC computing. In 2020, laptops, tablets and hybrids (detachable tablets) were estimated to outship traditional desktop PCs by nearly 5-to-1 according to market-watcher IDC. This ongoing trend has been accelerated by a shift toward remote work and school. As a result, users are demanding higher performance from their portable PCs. For example, Intel’s Project Athena contemplates a future in which laptop PCs deliver nine or more hours of real-world battery life. Ultimately users want “always on, all day” battery life, similar to that which they experience with their cell phones. Increased energy density is needed for this task, along with enabling more power-hungry features. We estimate that the Li-ion battery cell total addressable market in Computing will be $1.8 billion by 2025. We have secured a design win in this market with a Tier-1 laptop manufacturer.

AR/VR — Augmented reality and virtual reality are nascent markets today, held back by suboptimal battery life to support the advanced features product designers intend to deliver. Large batteries add bulk, increase strain on the user and force the use of inelegant form factors. Delivering large gains in energy density is key to allowing AR/VR product designers to enable both the features and the form factors necessary to give these products mass market appeal. We estimate the Li-ion battery cell total addressable market in AR/VR will be $200 million by 2025. We have secured design wins in this market from two AR/VR market leaders.

Electric Vehicles — According to BloombergNEF, the number of EVs will grow from 3.1 million in 2020 to 14.0 million in 2025. Replacing internal combustion engine (“ICE”) vehicles with EVs can reduce emissions that contribute to smog and climate change, but mass adoption of EVs requires price parity with ICE vehicles. The Li-ion battery is the single most costly part of a passenger EV today. To date, the decline in battery cost has been driven largely by a declining cost of raw materials and improved production efficiency. But, according to BloombergNEF, continued battery cost reduction in the second half of the 2020s will require increased energy density for greater Watt-hour capacity at the cell and pack level. Our 3D cell architecture has been designed for the use of low-cost commodity silicon anode materials as opposed to heavily engineered silicon materials. We believe lower raw material costs in combination with highly efficient and high-speed assembly processes will provide a battery cell with lower cost than a comparable conventional Li-ion cell at scale. While the architecture adds some cost to each individual cell, we anticipate that this cost penalty will be offset by the higher energy density per cell on $/Whr basis.

In July 2020, we were selected by the U.S. Department of Energy to perform advanced research and development (“R&D”) on Li-ion batteries with silicon anodes for EV applications. Our project titled, “Structurally and Electrochemically Stabilized Silicon-rich Anodes for Electric Vehicle Applications,” proposes to achieve energy density over 350 Wh/kg, cycle life greater than 1,000 cycles and 10-year calendar life using a 95%-plus active silicon anode, our patented 3D cell architecture and optimized electrolyte chemistry. Mitsubishi Chemical Corporation, a global leader in formulated electrolytes for Li-ion batteries, and the National Renewable Energy Laboratory (“NREL”), a leading research institution focused on energy-efficient solutions, have agreed to support us on the project.

Producing Our 3D SiliconTM Lithium-ion Battery

We have developed the advanced manufacturing processes needed to produce our batteries in high volume and at low cost. Manufacturing is where many advanced battery companies have failed historically.

Our team has developed an innovative low-cost approach that uses the conventional Li-ion battery cell manufacturing techniques for process such as electrode coating, cell packaging, test and ageing. We then use our own proprietary tools on steps such as cell assembly where we laser pattern and stack the electrodes and then apply a stainless steel constraint.

A Low Cost, “Drop-in” Advanced Li-ion Battery Production Process

Standard Li-ion battery production involves: 1) electrode fabrication, 2) cell assembly and 3) battery packaging and formation.

Electrode Fabrication — Sony developed and commercialized the first Li-ion battery in 1991 to meet the power requirements of its new handheld camcorder. Sony’s battery division adapted its existing magnetic recording tape production equipment to make batteries: 1) to mix chemical anode and cathode slurries, 2) to coat them onto metal foil current collectors, 3) to “calender” (flatten) the surface, 4) to slit the coated metal foil into electrode sheets and 5) to roll them up for packaging in cylindrical metal cans. While there have been process improvements over the years, electrodes for conventional Li-ion batteries are still fabricated using this standard method developed almost 30 years ago.

Cell Assembly — Li-ion cells were initially assembled by winding electrodes and separators into a naturally cylindrical Jelly Roll configuration, packaged in a cylindrical metal can. While some Li-ion batteries still use cylindrical metal cans, low-profile portable electronic devices require thinner, flatter cell formats, like the flat Jelly Roll described earlier. Li-ion cell assembly first addressed this need with a wind-and-flatten process introduced in the early 1990s. Today, it is common to wind the Jelly Roll onto a flat–rather than round–metal form. In 1995, cut-and-stack cell assembly improved spatial efficiency, but it is slow, expensive and imprecise. We have developed a more precise roll-to-stack cell assembly process to enable a silicon anode that increases Li-ion cell energy density and maintains high cycle life.

Wind-and-Flatten Cell Assembly — Wind-and-flatten cell assembly, introduced in the early 1990s, essentially flattens the cylindrical Jelly Roll into a thin, flat package for use in portable electronic devices such as laptop computers and mobile phones. The wind-and-flatten electrode assembly can be packaged in a metal case, but it is most often packaged in a polymer pouch for portable electronic device applications. It can also be produced in larger formats, with welded aluminum housings for electric powertrains in EVs.

Cut-and-Stack Cell Assembly — Cut-and-stack cell assembly was introduced in 1995. Instead of winding and flattening, electrodes and separators are cut (or punched) into sheets, which are stacked horizontally. Cut-and-stack assembly provides better spatial efficiency than Jelly Roll wind-and-flatten assembly because the volume lost from core is eliminated and space at the outside edges is reduced. Cut-and-stack cells are used in consumer, military and EV applications.

Enovix Roll-to-Stack Cell Assembly — We have designed proprietary tools, produced for us by precision automated equipment suppliers, which incorporate patented methods and processes to achieve precise laser patterning and high-speed roll-to-stack cell assembly. These tools are “drop-in” replacements for either the wind-and-flatten tools or the cut-and-stack tools in standard Li-ion production processes.

Our precision roll-to-stack assembly has been designed to be a more precise, faster and less expensive version of standard cut-and-stack cell assembly. Instead of cutting or punching, electrodes and separators are laser patterned and stacked into 3D cell architecture. An in-line laser precisely patterns the electrodes and separators, which are then fed directly to a high-speed stacking tool. The laser patterning and high-speed stacking of electrodes and separators in our patented 3D cell architecture provides more precise and automatic layer alignment and better spatial efficiency than conventional cut-and-stack cell assembly that typically require slow, optical alignment of each layer.

Battery Packaging and Formation — Our 3D Silicon™ Lithium-ion battery uses the same battery packaging and formation process as a conventional Li-ion battery–with one exception. The first cycle formation efficiency of a graphite anode is about 90% to 95%. The first cycle formation efficiency of a silicon anode is only about 50% to 60%. The pre-lithiation process of the 3D SiliconTM Lithium-ion battery overcomes the first-cycle formation efficiency issue, while preserving all the other benefits of silicon over graphite for anodes.

Our Products

The first technology node we will bring to market is called EX-1, which makes batteries sized for wearables and mobile communications devices with energy densities well above current market standards. Our targeted spec for EX-1 is 714 Wh/l for wearables and 900 Wh/l for mobile communications devices. We have achieved 714 Wh/l in R&D and expect to achieve 900 Wh/l for mobile communications devices in 2022.

Our product roadmap also projects that on a standard cell-phone size battery, the energy density will improve from the current 900 Wh/l to 1,030 Wh/l by 2023 (EX-2 node) and 1,255 Wh/l by 2025 (EX-3 node). Both the EX-2 and EX-3 product families will introduce an added step-function improvement in Li-ion energy density over the industry.

To achieve these goals, we plan to drive step-function improvements in 3D cell architecture to increase overall performance efficiency, while also enjoying the adoption of the higher energy density cathodes being developed continually by the industry.

Our Competitive Strengths

100% Active Silicon Maximizes Anode Energy Density — Conventional Li-ion battery architecture only allows small amounts of silicon to be blended with graphite in the anode, limited by swelling. Our proprietary Enovix 3D cell architecture enables use of silicon without graphite to achieve 100% active silicon anode.

Full-Depth of Discharge Cycle Life — To date, the delivered capacity of 100% active silicon Li-ion batteries comprising low-cost commodity silicon anode materials drastically decreases within the first 100 cycles, thus limiting their market adoption. We have internally built and verified battery cells based on our proprietary 3D cell architecture with an integrated structural constraint capable of 500 cycles, opening mass-market opportunities. With further enhancements, we expect to increase cycle life to 1,000 cycles or more.

“Drop-in” Production Process — We have developed a production process that uses many of the conventional Li-ion battery manufacturing processes. Our proprietary roll-to-stack production tools are “drop-in” replacements for the wind-and-flatten or cut-and-stack tools in conventional pouch Li-ion battery cell assembly that allow us to achieve cost-effective, high-volume production capability for silicon-anode Li-ion batteries without creating an all-new factory.

Lower Cost than Conventional Lithium-Ion Batteries — Our 3D cell architecture has been designed for the use of low-cost commodity silicon anode materials as opposed to heavily engineered silicon materials. We believe lower raw material costs in combination with highly efficient and high-speed assembly processes will result in our battery cell having a lower cost than comparable conventional lithium-ion cells at scale. While the architecture adds some cost to each individual cell, we anticipate that this cost penalty will be offset by the higher energy density per cell on $/Whr basis.

Increased Watt-Hour Production Capacity — Our planned battery unit production capacity per hour is about the same as that of a conventional Li-ion battery production line. However, the silicon anode Li-ion battery unit energy density is significantly greater than a conventional Li-ion battery, making the Watt-hour (Wh) capacity of our production line greater than that of a conventional Li-ion battery production line at the same volume.

Customer Tested in Multiple Form Factors — We have sampled pilot-production cells in four different sizes to over 35 mobile computing customers as part of product development programs. Applications cover a range of portable electronic products, including wearables, mobile handsets and laptop computers.

Mass-Market Commercialization — Having overcome the cycle-life and production-cost problems previously associated with silicon-anode Li-ion batteries, we expect to generate product revenue in the portable electronic device market starting in the second quarter of 2022.

Retrofit to Scale Production — Our proprietary roll-and-stack cell assembly process can be a “drop-in” replacement for the wind-and-flatten or cut-and-stack cell sections in a conventional Li-ion battery production line. Compared to new construction, we project that retrofitting an existing, standard Li-ion battery production line for our battery production can be completed significantly faster and at lower cost, i.e., with quicker time to market and better financial margins.

Practical Path to EV and Renewable Energy Markets — We will initially validate our silicon anode Li-ion battery technology and production process in the quality-conscious, high-volume portable electronic device market. This will help mitigate technology and production risks as we scale up our production process for the EV and energy storage markets.

Home Grown IP — Unlike many advanced battery startups, which have licensed core technology from government or academic research laboratories, we have developed and own all of our intellectual property. We received our first patents in 2012.

Process Driven Innovation — Our battery development is occurring at the frontier of science, where process innovations are evolving rapidly. Since even minor process changes can have an immense impact on battery performance, the value of co-locating and coupling the R&D to manufacturing at the same location (Fremont, California) is core to our technology development strategy.

Our Growth Strategy — We have developed and are now executing a three-phase growth strategy that will first commercialize the silicon anode Li-ion battery in the mobile device market in Fab-1 in 2022, then scale production to penetrate multiple mobile device markets ahead of entering the EV market in the mid-2020s.

Phase One: Production and Commercialization — We completed construction and equipped our first production line at our initial Fab-1 production facility in Fremont, California in 2021. We began delivering qualification cells to customers from Fab-1 in 2022 and have forecasted that our first commercial delivery to customers for revenue will occur in the second quarter of 2022. We will initially focus on small-format batteries for wearable devices, where increased energy density is essential for mass-market adoption.

Phase Two: Market and Production Expansion — After proving out our manufacturing capability at Fab-1 and leveraging our learning to improve our manufacturing processes, our plan is to expand capacity across multiple facilities and focus on localized production in proximity to our customers. Our plan is to install enough capacity to support $1.0 billion in annualized revenue over the next several years. This will allow us to address multiple mobile device markets, a combination of large, established markets (laptops and/or smartphones), mid-size growth markets (land mobile radios) and emerging wearable markets (with explosive growth potential such as AR eyewear).

Phase Three: EVs — As we commercialize existing battery products in multiple mobile device markets, we will continue to develop our 3D cells for the EV market. We believe that validating and commercializing our silicon anode Li-ion battery technology and production process for the portable electronic market will significantly reduce our technology and production risks and enable entry into the larger EV battery market. We intend to either license our battery and production technology to, or partner with, major Li-ion battery producers and/or automotive EV OEMs.

Research and Development

We conduct research and development at our headquarters facility in Fremont, California. Our R&D programs are focused on driving improvements in the performance and cost of our 3D cell architecture.

Current R&D activities include the following:

Energy Density and Capacity — Increase the energy density and capacity of batteries by increasing the percent by volume of active cathode material.

Cycle Life and Temperature — Improve the cycle life and high and low temperature performance of batteries by developing new electrolyte chemistries.

Anodes and Cathodes — Develop batteries with next-generation anodes and cathodes that increase energy density.

Cost and Throughput — Develop toolsets and processes to produce batteries with lower cost and higher manufacturing throughput.

Larger (EV) Size — Develop electrode and electrolyte chemistries in batteries with silicon anodes which, when scaled up to EV-size cells, meet or exceed EV performance requirements.

Manufacturing and Supply Chain

We manufacture Li-ion batteries at our Fremont, California, headquarters. At this location we develop, assemble and test our finished products. We are currently evaluating options for a second manufacturing location (“Fab-2”) to produce our Li-ion cells with the design points of our next generation equipment in mind.

We source materials for our batteries from third party suppliers globally. We have executed master supply agreements with the majority of our suppliers and have identified or are qualifying second sources for many of our battery materials. We seek second sources for materials that are high cost or where a risk to supply has been identified. On long-lead items we intend to keep safety stock on hand to mitigate interruptions to supply.

Intellectual Property

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of January 2, 2022, we had 39 issued U.S. patents, 63 issued foreign patents, 33 pending U.S. patent applications and 73 pending foreign counterpart patent applications. Our issued patents start expiring in 2028.

We continually assess the need for patent protection for those aspects of our technology that we believe provide significant competitive advantages. A majority of our patents relate to battery architectures, secondary batteries, and related structures and materials.

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our secondary battery manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.

We own or have rights to various trademarks and service marks in the U.S. and in other countries, including Enovix and the Enovix design mark. We rely on both registration of our marks as well as common law protection where available.

All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us.

We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans. As part of our overall strategy to protect our intellectual property, we may take legal actions to prevent third parties from infringing or misappropriating our intellectual property or from otherwise gaining access to our technology.

For more information regarding the risks related to our intellectual property, including the above referenced intellectual property proceedings, see Part I, Item 1A of this Annual Report on Form 10-K.

Competition

The Li-ion battery supplier market is highly competitive, with both large incumbent suppliers and emerging new suppliers.

Prospective competitors of ours include major manufacturers currently supplying the mobile device, EV and BESS industries, mobile device and automotive OEMs and potential new entrants to the industry. Incumbent suppliers of Li-ion batteries include Amperex Technology Ltd., Panasonic Corporation, Samsung SDI, Contemporary Amperex Technology Co. Ltd. and LG-Energy Solution Ltd. They supply conventional Li-ion batteries and in some cases are seeking to develop silicon anode Li-ion batteries. In addition, because of the importance of EVs, many automotive OEMs are researching and investing in advanced Li-ion battery efforts including battery development and production.

There are also several emerging companies investing in developing improvements to conventional Li-ion batteries or new technologies for Li-ion batteries, including silicon anodes and solid-state architectures. Some of these companies have developed relationships with incumbent battery suppliers, auto OEMs and consumer electronics brands. These companies are also exploring new chemistries for electrodes, electrolytes and additives.

Our ability to compete successfully will rely on factors both within and outside our control, including broader economic and industry trends. Factors within our control include driving competitive pricing, cost, energy density, safety and cycle life.

We believe that our ability to compete against this set of competitors will be driven by a number of factors, including product performance, cost, reliability, product roadmap, customer relationships and ability to scale manufacturing. We believe we will compete well on each of these factors based on advanced battery innovation to date and the ability to continue to design, develop and produce higher performing products for the customers served in our targeted markets.

Government Regulation and Compliance

Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, there are various government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, factory safety, and disposal of hazardous materials. In addition, substantially all of our import and export operations are subject to complex trade and customs laws, export controls, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. Further, the countries into which our products are imported or are or will be manufactured may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Our manufacturing facility in Fremont, California has been established as a foreign trade zone through qualification with U.S. Customs, and materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. While we may benefit from the adoption of a foreign trade zone by reduced duties, deferral of certain duties and tariffs and reduced processing fees, which help us realize a reduction in duty and tariff costs, the operation of our foreign trade zone requires compliance with applicable regulations and continued support of U.S. Customs with respect to the foreign trade zone program. Changes in export controls, tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.

Privacy and Security Laws

We are or may become subject to stringent and changing obligations related to privacy and data security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

There are privacy and data security laws to which we are or may in the future be subject. Federal, state, local, and foreign jurisdictions in which we operate have adopted privacy and data security laws and regulations which may impose significant compliance obligations.

For example, the European Union’s General Data Protection Regulation (“GDPR”) is wide-ranging in scope and applies to companies established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR grants certain rights to natural persons physically present in the EEA. Companies subject to the GDPR may be required to give data subjects greater control over their personal information, comply with transparency obligations, establish a lawful basis and purpose for data processing, maintain documentation, protect the security and confidentiality of the personal information, notify individuals and/or supervisory authorities of data breaches, and impose privacy and data security requirements onto data processors in connection with the processing of personal information. The GDPR also imposes strict rules on the transfer of personal information outside of the EEA, provides for enforcement actions, and authorizes the imposition of penalties for noncompliance including fines of up to the greater of 20 million euros or 4% of annual global revenue.

Additionally, the California Consumer Privacy Act of 2018 (“CCPA”) imposes different obligations on covered businesses, including affording privacy rights to California residents. The CCPA requires covered companies to provide new disclosures to California consumers and new ways for such consumers to opt-out of certain sharing of personal information, and creates a new cause of action for data breaches. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023 and significantly modify the CCPA, including by expanding consumers’ rights over their personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the privacy and data security environment. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”) which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA, but aspects of these state statutes remain unclear, resulting in further legal uncertainty. In addition, we anticipate the passage of at least one additional privacy and data security law in Utah in 2022, along with potentially others in New York, Florida, and Washington.

The GDPR, CCPA, CPRA, CPA, CDPA, and other laws exemplify the obligations our business may have in responding to the evolving regulatory environment related to personal information. Our compliance costs and potential liability may increase with this scattered regulatory environment.

Human Capital

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and motivate personnel through the granting of equity-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives. As of January 2, 2022, we employed 215 full-time employees and one part-time employee, based primarily in our headquarters in Fremont CA.

Culture

Supporting our mission to create “a better world through innovation in energy storage,” all employees are expected to uphold the following core values that drive our culture:

•
Integrity
•
Respect
•
Innovation
•
Resilience
•
Excellence
•
Customer Focus

Our vision is that every person is positively impacted by Enovix innovation, every day. These core values and our vision are reinforced in new hire training and everyday interactions.

Corporate Information

Our principal executive offices are located at 3501 W. Warren Avenue, Fremont, CA 94538 and our telephone number is (510) 695-2350.

Available Information

We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Copies of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to such reports are also made available, free of charge, on our investor relations website at https://ir.enovix.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

RISK FACTORS

Risks Related to Our Manufacturing and Scale-Up

We will need to improve our energy density, which requires us to implement higher energy density materials for both cathodes and anodes, which we may not be able to do.

Our roadmap to improve our energy density requires us to implement higher energy density materials for both cathodes and anodes. To successfully use these materials we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing techniques. It could take us longer to incorporate these new materials, or we might not be able to achieve every cell performance specification required by customers. Further, we will need to make improvements in packaging technology to achieve our energy density roadmap. These improvements could take longer or be more difficult than forecasted. This could reduce the performance or delay the availability of products to customers. In addition, we have not achieved every specification for the products we plan to produce in our first year of production. The failure to achieve all of these specifications or adequately address each of these other challenges could impact the performance of our cells or delay the availability of these products to our customers.

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

Both our Fremont pilot manufacturing line and our large-scale manufacturing lines will require large-scale machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed.

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

Currently, we are completing our manufacturing facility in Fremont, California. Even if we are able to overcome the challenges in designing and refining our manufacturing process, this manufacturing facility will only have two manufacturing lines which will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand. We are in the process of locating an additional facility which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected customer demands. However, we have not yet located a suitable facility and, even if we are able to do so, there is no guarantee that our manufacturing process will scale to produce lithium-ion batteries in quantities sufficient to meet demand. Further, even if we are able to locate such a facility, there is no guarantee that we will be able to lease or acquire such a facility on commercially reasonable terms or at all.

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

Our business depends on the continued supply of certain materials for our products and we expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. The cost of our batteries depends in part upon the prices and availability of raw materials such as lithium, silicon, nickel, cobalt, copper and/or other metals. The prices for these materials fluctuate and their available supply may be unstable depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products, recent inflationary pressures and supply chain disruption caused by the COVID-19 pandemic. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. Any reduced availability of these materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components, including as a result of recent inflationary pressures, by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.

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

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, our factory is located in Fremont, California and our products require materials and equipment manufactured outside the country, including the People’s Republic of China (the “PRC”). If tariffs are placed on these materials and equipment, it could materially impact our ability to obtain materials on commercially reasonable terms.

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

If we are unable to cost-efficiently manufacture, market, sell and distribute our lithium-ion batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any lithium-ion battery cells at volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield and rate of automation demonstrated for mature battery, battery material and manufacturing processes, that we have not yet achieved. We are planning on improving the productivity and reducing the cost of our production lines relative to the first line we build. In addition, we are planning continuous productivity improvements going forward. If we are unable to achieve these targeted rates or productivity improvements, our business will be adversely impacted.

Risks Related to Our Customer

Our relationships with our current customers are subject to various risks which could adversely affect our business and future prospects.

Our customers’ products are typically on a yearly or longer refresh cycles. If we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to pass all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temp storage capacity and swelling, etc. While we have product wins for which we are designing custom products for specific customers, we do not have purchase orders for each of these products. Should we not be able to convert these design wins into orders our financial performance would be impacted. Batteries are known in the market to have historically faced risk associated with safety (e.g., Samsung Galaxy Note) and therefore customers can be reluctant to take risks on new battery technologies. Since no new battery technology has entered the market for thirty years, it may be difficult for us to overcome customer risk objections. If unanticipated problems arise, it may raise warranty costs and adversely affect revenue and profit.

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. Many factors will affect the demand for our batteries. For example, most of the end products in which our batteries are expected to be used are manufactured in the PRC. If the political situation between the PRC and the United States were to deteriorate, it could prevent our customers from purchasing its batteries.

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

The development of our lithium-ion battery cells is dependent, in part, upon successfully identifying and meeting our customers’ specifications for those products. Developing and manufacturing lithium-ion batteries with specifications unique to a customer increases our reliance upon that customer for purchasing our products at sufficient volumes and prices in a timely manner. If we fail to identify or develop products on a timely basis, or at all, that comply with our customers’ specifications or achieve design wins with customers, we may experience a significant adverse impact on our revenue and margins. Even if we are successful in selling lithium-ion batteries to our customers in sufficient volume, we may be unable to generate sufficient profit if per-unit manufacturing costs exceed per-unit selling prices. Manufacturing lithium-ion batteries to customer specifications requires a longer development cycle, as compared to discrete products, to design, test and qualify, which may increase our costs and could harm our business, financial condition and operating results.

Risks Related to Our Business

We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred net loss of approximately $125.9 million and $39.7 million, respectively, for the years ended January 2, 2022 and December 31, 2020 and an accumulated deficit of approximately $333.2 million as of January 2, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries.

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

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our silicon anode technology, which is being designed to outperform conventional lithium-ion battery technology and other battery technologies. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may make improvements in energy density faster than they have historically and what we have assumed, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage and price premium, which would negatively impact the prospects for our business or negatively impact our ability to sell our products at a market-competitive price and sufficient margins.

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

We must continue to commit significant resources to develop our battery technology in order to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements or develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results. Further, the battery industry has consistently improved the energy density of its products every year at a rate of 4% to 5% per year. If we are unable to improve our energy density at a rate faster than the industry, our competitive advantage will erode.

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

One or more foreign governments, including the PRC, have concluded that battery technology and battery manufacturing is a national strategic priority, and therefore have instituted official economic policies meant to support these activities. These policies may provide our competitors with artificially lower costs. If these lower costs materialize and enable competitive products to be sold into our markets at prices that, if applied to us, would cause us to become unprofitable, our ability to continue operating could be threatened.

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

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lost any one or more of their services. Further, as we locate our new manufacturing facility, build it out and bring it online, we will need to hire personnel to staff and maintain this facility with the technical qualifications to do so, which we may not be able to do in the location at which this facility is located. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects. In addition, we are highly dependent on the services of Harrold Rust, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. If Mr. Rust or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic.

We face various risks related to epidemics, pandemics and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, restrictions on business and individual activities, labor shortages, supply chain disruptions and inflation, has created significant volatility in the global economy and led to reduced economic activity. Certain of our employees have tested positive for COVID-19 or have come in close contact with individuals with COVID-19. If a significant portion of our workforce is unable to work due to COVID-19 illness, quarantine or other government restrictions in connection with COVID-19, our operations may be negatively impacted. The spread of COVID-19 has also impacted our potential customers and suppliers by disrupting the manufacturing, delivery and overall supply chain of battery and device manufacturers. As a result, the effects of the COVID-19 pandemic could impact the availability of materials and resources necessary to install, bring-up and supply materials to our first production line.

In response to the COVID-19 pandemic, many federal, state, local, and foreign governments put in place, and others in the future may put in place, quarantines, executive actions, shelter-in-place orders, physical distancing requirements, and similar government orders and restrictions in order to control the spread of the disease.

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

The global impact of COVID-19 has and continues to rapidly evolve, and we will continue to monitor the situation closely. While it is not possible at this time to predict the duration and extent of the impact that the ongoing COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, including the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus, the measures taken by governments, businesses and other organizations in response to the COVID-19 pandemic and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations. Even after the COVID-19 pandemic has ended, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

In the past, we had identified material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Common Stock may be materially adversely affected.

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal year ended January 2, 2022.

Furthermore, if in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Stock Market LLC or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

We have incurred and will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Enovix did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming. A number of those requirements require us to carry out activities Legacy Enovix has not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased and will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

The Company has been in the past, and may be in the future, subject to legal proceedings in connection with the Business Combination that have requested, or may request, the rescission of the Business Combination, and the outcomes of such litigation can be uncertain.

On March 22, 2021, Michael Costello, a purported stockholder in RSVAC, filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and its board of directors. The case is captioned Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536. This Costello complaint alleges, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of the Business Combination, and that the disclosures in RSVAC’s registration statement regarding the Business Combination were materially deficient. The complaint also alleges aiding and abetting claims against RSVAC. The case was voluntarily dismissed on August 24, 2021.

On April 5, 2021, Derek Boxhorn, a purported stockholder in RSVAC, filed a complaint in the United States District Court for the Southern District of New York against RSVAC and its board of directors. The case is captioned Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY). The Boxhorn complaint alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. The case was voluntarily dismissed on October 19, 2021. After the dismissal and on December 3, 2021, the plaintiff filed a motion for attorneys’ fees and costs, which is pending before the court.

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

Risks Related to Our Need for Additional Capital

We may not have adequate funds to finance our operating needs and our growth, and may need to raise additional capital, which we may not be able to do.

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

Our long-term financial model assumes we expand both on our own and by partnering with other battery companies. Should we not be able to achieve these partnering goals we would have to expand purely on our own. This would require additional capital and could impact how fast we can ramp revenue and achieve profitability. It could also impact our ability to service some customers that require second sources for supply. Additionally, if we can achieve these partnerships but not on the financial terms we are assuming, it could impact our financial performance.

Further, we cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital expenditures or other liquidity needs. Over time we expect that we will need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our batteries, any significant unplanned or accelerated expenses and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

We have a limited operating history, have incurred significant losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

As discussed in the consolidated financial statements, in Part II of this Annual Report on Form 10-K, we are not profitable and have incurred losses in each year since our inception. Our net losses were $125.9 million and $39.7 million for the fiscal years 2021 and 2020, respectively. As of January 2, 2022, we had an accumulated deficit of $333.2 million. We expect to continue to incur losses for the foreseeable future and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, prepare for commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements.

Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a holder of our Common Stock. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures or declaring dividends. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or future revenue streams.

Risks Related to Our Intellectual Property

We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or be able to design around our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. Moreover, our intellectual property is stored on computer systems that could be penetrated by intruders and potentially misappropriated. There is no guarantee that our efforts to protect our computer systems will be effective. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, we have not established our intellectual property rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which we have not prosecuted out intellectual property. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, and competitors’ ability to design around our intellectual property would enable competitors to offer similar or better batteries, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

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

We also license patents and other intellectual property from third parties, and we may face claims that our use of this intellectual property infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation and other factors.

Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

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

Risks Related to Our Regulatory Compliance

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

Our batteries are subject to substantial regulation under international, federal, state and local laws, including export control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and alternative energy are currently evolving, and we face risks associated with changes to these regulations.

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

Our manufacturing process will have hazards such as, but not limited to, hazardous materials, machines with moving parts and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims or other actions that impact the company brand, finances or ability to operate.

A failure to properly comply (or to comply properly) with foreign trade zone laws and regulations could increase the cost of our duties and tariffs.

Our manufacturing facility in Fremont, California has been established as a foreign trade zone through qualification with U.S. Customs. Materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. We benefit from the adoption of foreign trade zones by reduced duties, deferral of certain duties and tariffs and reduced processing fees, which help us realize a reduction in duty and tariff costs. However, the operation of our foreign trade zone requires compliance with applicable regulations and continued support of U.S. Customs with respect to the foreign trade zone program. If we are unable to maintain the qualification of our foreign trade zones, or if foreign trade zones are limited or unavailable to us in the future, our duty and tariff costs would increase, which could have an adverse effect on our business and results of operations.

Risks Related to Ownership of Our Securities

The trading price of our Common Stock may be volatile, and you could lose all or part of your investment.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was no public market for Legacy Enovix’s stock and trading in the shares of RSVAC common stock (prior to consummation of the Business Combination, “RSVAC Common Stock”) was not active. Accordingly, the valuation ascribed to Legacy Enovix and RSVAC Common Stock in the Business Combination may not have been indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, is not be predictable. A loss of investor confidence in the market for battery company stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who currently cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who currently cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. If we obtain additional coverage and any new analyst issues, an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price could decline.

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

The holders of the Founder Shares (as defined under the heading “Founder Shares” in Note 14 “Related Party” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) and Private Placement Warrants (as defined under the heading “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 5 of this Annual Report on Form 10-K) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the RSVAC IPO. The holders of the Founder Shares and Private Placement Warrants can elect to exercise these registration rights at any time. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of our securities.

A significant portion of our total outstanding shares of Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of Common Stock to drop significantly, even if our business is doing well.

Shares of our Common Stock that are currently restricted from immediate resale may be sold into the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of Common Stock.

To the extent our Private Placement Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling securityholders, could increase the volatility of the market price of Common Stock or adversely affect the market price of Common Stock.

In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of approximately 27.9 million shares of Common Stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements, exercise of options and settlement of restricted stock units.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

In connection with the RSVAC IPO, RSVAC issued to the Sponsor (as defined under the heading “Common Stock Warrants” in Note 9 “Common Stock, Convertible Preferred Stock and Warrants” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) Private Placement Warrants to purchase 6,000,000 shares of Common Stock. Each Warrant is exercisable to purchase one share of Common Stock at $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock. The Warrants become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of the RSVAC IPO, and they expire five years after the completion of the Business Combination or earlier upon redemption or liquidation, as described in our Registration Statement on Form S-1, filed with the SEC on August 2, 2021, as may be amended.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of RSVAC Common Stock in the IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in the Quarterly Report on Form 10-Q and our periodic reports and proxy statements. Investors may find our Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Common Stock and its price may be more volatile.

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
•
any action or proceeding as to which the General Corporation Law of the State of Delaware (the “DGCL”) confers jurisdiction to the Court of Chancery of the State of Delaware; and
•
any action asserting a claim against us or any of our current or former directors, officers or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

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

General Risk Factors

We have been, and may in the future be, involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. For example, on January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest, and reasonable costs and attorney fees.

It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.

Global conflicts could adversely impact our business, costs, supply chain, sales, financial condition or results of operations.

In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response, is likely to cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on the Company, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Highly publicized incidents of laptop computers and cell phones bursting into flames have focused attention on the safety of lithium-ion batteries. If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation leading to a fire or other hazardous condition, we may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Our batteries and our website, systems and data we maintain may be subject to intentional disruption, other security incidents or alleged violations of laws, regulations or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, an increased level of expertise of hackers, and new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information and other data. There can be no guarantee that our efforts to secure our computer systems against intrusion or exfiltration will be successful.

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

In general, under Sections 382 and 383 of the Code and corresponding provisions under state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset future taxable income and taxes. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If Legacy Enovix has experienced an ownership change at any time since its incorporation, we may already be subject to limitations on our ability to utilize Legacy Enovix’s existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination and future changes in the our stock ownership, which may be outside of the our control, may have triggered or may trigger an ownership change. Similar provisions of state tax law may also apply to suspend or otherwise limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Enovix’s NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

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

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents and business partners could engage in improper conduct for which we may be held responsible.

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

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, engineering and manufacturing space is located in Fremont, California, where we lease approximately 68,500 square feet under a single non-cancelable lease with an expiration date of August 31, 2030. Additionally, we have a leased office space in Fremont, California with an expiration date of April 30, 2026.

Most of the facility is used for our research and development, sales, training, services, support functions, engineering and manufacturing operations.

Item 3. Legal Proceedings

The information included under the heading “Litigations” in Note 8 “Commitments and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the Nasdaq Stock Market LLC under the symbol “ENVX.” As of March 21, 2022, there were 200 holders of record of our Common Stock shares. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of Common Stock are held in street name by banks, brokers and other nominees. Additionally, there were 7 holders of record of 6,000,000 Private Placement Warrants, each exercisable for one share of our Common Stock at a price of $11.50 per share.

Dividends

We have not declared or paid any dividends on our Common Stock and we currently do not anticipate to pay any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2020, RSVA consummated its initial public offering of 23,000,000 units (the “Units”), each Unit consisting of one share of Common Stock and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. We have applied all of the net proceeds from our initial public offering in accordance with the planned use of proceeds described in our final prospectus dated December 1, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated purchasers

During the three-month period ended January 2, 2022, we repurchased unvested shares of our Common Stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares. The table below summarizes repurchases of unvested shares of our Common Stock.

Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 - November 28, 2021	14,871	$0.06	—	—
November 29 - January 2, 2022	196,037	$0.06	—	—
Total	210,908		—	—

(1)	All of the shares repurchased were repurchases of unvested shares of our Common Stock that had been issued upon early exercise of stock options.
(2)	We did not have any announced plan or programs to repurchase our Common Stock during the fiscal year 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that the management of Enovix Corporation (referred to as the “Company,” “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s consolidated results of operations and financial condition as of January 2, 2022 and for the fiscal years 2021 and 2020 and should be read together with the consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We currently lease our headquarters, engineering and manufacturing space in Fremont, California. In 2020, we started procuring equipment for our Fab-1. The first of this equipment began arriving in early 2021. Fab-1 is now operational with first production revenue forecasted in the second quarter of 2022.

Impact of Coronavirus (“COVID-19”)

We closely monitor the impact of the pandemic of COVID-19 on all aspects of our business, including how it will impact our operations. We have considered potential impacts of the COVID-19 pandemic on our critical and significant accounting estimates and have not incurred any impairment losses in the carrying value of our assets as a result of the COVID-19 pandemic. For information on our operations and risks related to health epidemics, including the COVID-19 pandemic, please see the other risks and uncertainties set forth in Part I, Item 1A of this Annual Report on Form 10-K.

Change in Fiscal Year

On September 28, 2021, the audit committee of the Board of Directors of the Company approved a change in the fiscal year end from a year ending on December 31 to a fiscal year calendar typically consisting of four 13-week quarters, with the change to be effective for our third quarter beginning on July 1, 2021 and ending on October 3, 2021. We made the fiscal year change on a prospective basis and would not adjust operating results for prior periods. Our current fiscal year was ended on January 2, 2022 and our 2022 fiscal year will be comprised of four fiscal quarters ending on April 3, 2022, July 3, 2022, October 2, 2022 and January 1, 2023, respectively.

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

While the legal acquirer in the merger agreement is RSVAC, for financial accounting and reporting purposes under accounting principles generally accepted in the United States (“GAAP”), Legacy Enovix is the accounting acquirer and the merger has been accounted for as a “reverse recapitalization.” A reverse recapitalization did not result in a new basis of accounting, and the financial statements of Enovix represents the continuation of the consolidated financial statements of Legacy Enovix. Under this method of accounting, RSVAC was treated as the “acquired” company for financial reporting purposes. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Enovix become the historical financial statements of Enovix, and RSVAC’s assets, liabilities and results of operations were consolidated with Legacy Enovix beginning on the acquisition date. Operations prior to the closing of the merger were presented as those of Enovix in future reports. The net assets of RSVAC were recognized at historical cost (consistent with carrying value), with no goodwill or other intangible assets recorded related to the Business Combination. The most significant changes in Enovix’s reported financial position as a result of the merger are an increase in cash and cash equivalents and a net impact in total stockholders' deficit (as compared to Legacy Enovix’s Condensed Consolidated Balance Sheet as of June 30, 2021). Please refer to Note 3 “Business Combination” of Part II, Item 8 of this Annual Report on Form 10-K for further details of the Business Combination.

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

Key Trends, Opportunities and Uncertainties

We generate revenue from payments received from our customers based on executed engineering revenue contracts (the “Service Revenue”) for the development of silicon-anode lithium-ion battery technology. We have not commenced commercial manufacturing of our batteries, and thus, no product revenue has been generated to date. Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges as described in Part I, Item 1A of this Annual Report on Form 10-K.

In the fourth quarter of 2021, our revenue funnel increased to $1.5 billion. Our revenue funnel is defined as the potential value of a full production year for all of the customer projects for which we have been engaged. The components of the revenue funnel are:

•
Engaged Opportunities: Consists of engaged customers that have determined that our battery is applicable to their product and are evaluating our technology.
•
Active Designs: Consists of customers that have completed evaluation of our technology, identified the end-product and started design work.
•
Design Win: Consists of customers that have funded a custom battery design or are qualifying one of our standard batteries for a formally approved product that will use an Enovix cell.

The speed by which we capture these indications of demand will ultimately be governed by how fast we qualify customers, improve our manufacturing processes and bring on additional capacity.

Product Development

We have developed and delivered standardized sample (i.e., prototype) batteries to multiple, industry leading consumer electronics manufacturers. External validation of the performance of these samples has led to several Service Revenue contracts between us and these customers. Pursuant to each of these agreements, we are developing custom 3D silicon lithium-ion batteries for specific wearable, mobile computing and communication device applications. The design and development phases and the manufacturing of these custom samples are performed at our headquarters in Fremont, California. In January 2022, we began shipping 3D silicon lithium-ion batteries for qualification to customers. We continue to expect recognizing first product revenue in the second quarter of 2022. Additionally, in 2022, we plan to order a new pilot line based on this design to respond to increasing customer engagement and a desire to shorten custom-cell qualification timelines. Shortly thereafter, we plan to order the first next-generation production line, which is currently scheduled for commercial production by mid-2023.

Commercialization

Currently, we are building out our Fab-1 at our headquarters in Fremont, California. We have commenced deliveries of qualification cells from Fab-1. Challenges associated with building out Fab-1 include extended shipping times, supply chain constraints and intermittent vendor support during equipment bring-up resulting from COVID travel restrictions imposed on certain countries in Asia. Fab-1 features a first-of-its-kind line for battery production. As a result, every day we solve problems needed to improve yield and output. Simultaneously, this work is providing valuable learning, improving our processes and equipment for future lines. In 2022, we plan to incrementally scale up output from Fremont to produce batteries for the wearables market while also making larger cells for customer qualification in the mobile communications and laptop markets.

The net proceeds from the Merger enables us to complete and further expand Fab-1, pursue Fab-2, accelerate research and development, and undertake additional initiatives.

Market Focus and Market Expansion

Our near-term focus is on the following market applications: wearables (smartwatches, AR/VR, headsets, etc.), computing and mobile communications. We estimate the total addressable market for Lithium-ion batteries in these markets to be $13 billion in 2025. We are actively sampling to potential customers across all three of these markets and have design wins in each. We believe this strategy will allow us to deliver energy densities years ahead of the competition and provide a meaningful head start to reach scale and benefit from manufacturing learning curves.

We believe our focus on these initial categories will prepare us to address the EV battery opportunity. Entering the EV market requires billions of dollars of capital to build Gigafactories, lower costs than conventional cells and long qualification cycles. We believe the best approach for our shareholders is to start in premium markets where we can prove out our technology and manufacturing process while driving toward profitability. At the same time, we are seeding our entry into the EV market by sampling batteries to EV OEMs and continuing work on our three-year grant with the U.S. Department of Energy to demonstrate batteries featuring our silicon anode paired with EV-class cathode materials. Our goal is to translate this work into partnerships (joint ventures or licensing) with EV OEMs or battery OEMs in order to commercialize our technology in this end market.

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

Operating Expenses

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

We are expanding our personnel headcount to support the ramping up of commercial manufacturing and being a public company. Accordingly, in addition to non-recurring costs associated with the Business Combination and anticipated costs of being a public company, we expect our selling, general and administrative expenses to increase significantly in the near term and for the foreseeable future.

Other Income (Expense), net

Other income and expenses, net primarily consist of interest expense, fair value adjustments for outstanding convertible preferred stock warrants, fair value adjustments for outstanding common stock warrants, and fair value adjustments for convertible promissory notes, the issuance of convertible preferred stock warrants, and loss on early debt extinguishment.

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

Results of Operations

Comparison of Fiscal Year Ended January 2, 2022 to Fiscal Year Ended December 31, 2020

The following table sets forth our consolidated operating results for the periods presented below (in thousands, except percentages):

	Fiscal Years
	2021	2020	Change ($)	% Change
Operating expenses:
Cost of revenue	$1,967	$3,375	$(1,408)	(42%)
Research and development	37,850	14,442	23,408	162%
Selling, general and administrative	29,705	5,713	23,992	420%
Total operating expenses	69,522	23,530	45,992	195%
Loss from operations	(69,522)	(23,530)	(45,992)	195%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	(56,141)	(13,789)	(42,352)	307%
Issuance of convertible preferred stock warrants	—	(1,476)	1,476	N/M
Change in fair value of convertible promissory notes	—	(2,422)	2,422	N/M
Gain on extinguishment of paycheck protection program loan	—	1,628	(1,628)	N/M
Interest expense, net	(187)	(107)	(80)	75%
Other income (expense), net	(24)	46	(70)	N/M
Total other expense, net	(56,352)	(16,120)	(40,232)	250%
Net loss	$(125,874)	$(39,650)	$(86,224)	217%

N/M – Not meaningful

Cost of Revenue

Cost of revenue for the fiscal year 2021 was $2.0 million, compared to $3.4 million for fiscal year 2020. From time to time, we enter into Service Revenue customer contracts. Service Revenue from these customer contracts was deferred as of January 2, 2022 because we had not delivered the final working prototype (the single performance obligation) nor had the customer taken control of the deliverable. The estimated delivery date of these Service Revenue contracts is within the next twelve to twenty-four months.

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

The decrease in cost of revenue of $1.4 million, or 42% was due to the timing of when costs attributable to a specific contract with a customer were incurred. As of January 2, 2022 and December 31, 2020, we had $4.6 million and $3.5 million, respectively, of deferred contract costs and $7.9 million and $5.5 million, respectively, of deferred revenue on our Consolidated Balance Sheets.

Research and Development Expenses

Research and development expenses for the fiscal year 2021 were $37.9 million, compared to $14.4 million for the fiscal year 2020. The increase of $23.4 million, or 162% was primarily attributable to an increase in our research and development employee headcount resulting in a $10.9 million increase in salaries and employee benefits, and a $5.7 million increase in stock-based compensation expenses. The remaining increase of $6.9 million was primarily due to the increased facility, tooling costs, research and development materials, telecommunication and IT costs, and other miscellaneous research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year 2021 were $29.7 million, compared to $5.7 million during the fiscal year 2020. The increase of $24.0 million, or 420% was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $6.4 million increase in salaries and employee benefits, and a $4.2 million increase in stock-based compensation expenses. The remaining increase of $13.4 million is primarily comprised of a $6.3 million increase in professional fees, training and recruiting expenses, a $2.3 million increase in legal fees, which partially was incurred in connection with the Business Combination, a $1.2 million increase in marketing expenses, and a $1.2 million increase in insurance expenses.

Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants

The change in fair value of convertible preferred stock warrants and common stock warrants of $56.1 million for the fiscal year 2021 was comprised of a change in fair value of $51.4 million of Private Placement Warrants assumed in the Business Combination during the second half of fiscal year 2021 and a change in fair value of $4.8 million of Legacy Enovix's convertible preferred stock warrants. The increase in fair value of Private Placement Warrants was primarily due to an increase in Enovix's common stock price during the second half of fiscal 2021.

For fiscal year 2020, there was an increase in fair value of $13.8 million of the Legacy Enovix's convertible preferred stock warrants resulting from an increase in Legacy Enovix’s enterprise value in the fiscal year 2020. On February 22, 2021, all 10,160,936 Legacy Enovix's Series D convertible preferred stock warrants were exercised at $0.01 per share for a total of $0.1 million. The change in fair value of Legacy Enovix's convertible preferred stock warrants and common stock warrants was recorded as other income (expense), net.

Issuance of Convertible Preferred Stock Warrants

On March 25, 2020, 7,000,000 Legacy Enovix's Series D convertible preferred stock warrants were issued at $0.01 per share for a total of $0.1 million. The fair value of the convertible preferred stock warrants of $1.5 million was recorded as other expense for the fiscal year 2020.

Change in Fair Value of Convertible Promissory Notes

The change in fair value of the convertible promissory notes of $2.4 million for the fiscal year 2020 was due to the fair value adjustment of the convertible promissory note in connection with the note conversion into 19,001,815 shares of Legacy Enovix Series P-2 convertible preferred stock in March 2020. No such event occurred during the fiscal year 2021.

Non-GAAP Financial Measures

While we prepare our consolidated financial statements in accordance with GAAP, we also utilize and present certain financial measures that are not based on GAAP. We refer to these financial measures as “Non-GAAP” financial measures. In addition to our financial results determined in accordance with GAAP, we believe that EBITDA, and Adjusted EBITDA, and Free Cash Flow (each as defined below), are useful measures in evaluating our financial and operational performance distinct and apart from financing costs, certain non-cash expenses and non-operational expenses.

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

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings (net loss) adjusted for interest expense; income taxes; depreciation expense, and amortization expense. “Adjusted EBITDA” includes additional adjustments to EBITDA such as stock-based compensation expense; change in fair value of convertible preferred stock warrants, common stock warrants and convertible promissory notes; loss on early debt extinguishment and other non-recurring items as determined by management which it does not believe to be indicative of its underlying business trends. EBITDA and Adjusted EBITDA are intended as supplemental financial measures of our performance that are neither required by, nor presented in accordance with GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results, trends, and in comparing our financial measures with those of comparable companies, which may present similar Non-GAAP financial measures to investors.

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

Below is an unaudited reconciliation of net loss on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands):

	Fiscal Years
	2021	2020
Net loss	$(125,874)	$(39,650)
Interest expense, net	187	107
Depreciation and amortization	1,515	579
EBITDA	(124,172)	(38,964)
Stock-based compensation	10,711	666
Change in fair value of convertible preferred stock warrants and common stock warrants	56,141	13,789
Issuance of convertible preferred stock warrants	—	1,476
Change in fair value of convertible promissory notes	—	2,422
Loss (gain) on early debt extinguishment	60	(1,628)
Adjusted EBITDA	$(57,260)	$(22,239)

Free Cash Flow

Below is an unaudited reconciliation of Net cash used in operating activities to the Free Cash Flow financial measures for the periods presented below (in thousands):

	Fiscal Years
	2021	2020
Net cash used in operating activities	$(51,306)	$(20,050)
Capital (expenditures)	(43,584)	(26,953)
Free Cash Flow (1)	$(94,890)	$(47,003)

(1)

We define “Free Cash Flow” as (i) Net cash from operating activities less (ii) capital expenditures, net of proceeds from disposals of property and equipment, all of which are derived from our Consolidated Statements of Cash Flow. The presentation of non-GAAP Free Cash Flow is not intended as an alternative measure of cash flows from operations, as determined in accordance with GAAP. We believe that this financial measure is useful to investors because it provides investors to view our performance using the same tool that we use to gauge our progress in achieving our goals and it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative cash flows from operations since inception through January 2, 2022 and expect to incur operating losses for the foreseeable future. As of January 2, 2022, we had cash and cash equivalents of $385.3 million, a working capital of $377.5 million and an accumulated deficit of $333.2 million. Prior to the Business Combination, we had financed our operations primarily from the sales of convertible preferred stock, borrowing from convertible promissory notes, and borrowing from a secured promissory note (the “Secured Promissory Note”). In connection with the Business Combination in July 2021, we raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” included elsewhere in this Annual Report on Form 10-K for further details of the Business Combination. In December 2021, we received $77.2 million of gross proceeds from the exercises of the Public Warrants, which were being traded in the Nasdaq Stock Market LLC. We received additional $52.8 million of gross proceeds from the exercise of the Public Warrants in the January 2022. We plan to use the proceeds from the exercises of the Public Warrants for general corporate purposes.

For the fiscal year 2021, we purchased $43.6 million for property and equipment. We will continue to increase our property and equipment purchases in the near future for supporting the build-out of our manufacturing facility and our battery manufacturing production.

Based on the anticipated spending, cash received from the Business Combination and gross proceeds from the exercises of the Public Warrants, and timing of expenditure assumptions, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, and access to other public or private equity offerings. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may be differ from our estimates, and we could utilize our available capital resources sooner than we expect.

The following table provides a summary of cash flow data for the periods presented below (in thousands):

	Fiscal Years
	2021	2020	Change ($)
Net cash used in operating activities	$(51,306)	$(20,050)	$(31,256)
Net cash used in investing activities	(43,584)	(26,953)	(16,631)
Net cash provided by financing activities	451,090	65,920	385,170
Change in cash, cash equivalents and restricted cash	$356,200	$18,917	$337,283

Comparison of Fiscal Year Ended January 2, 2022 to Fiscal Year Ended December 31, 2020

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

Net cash used in operating activities was $51.3 million for the fiscal year 2021. Net cash used in operating activities consists of net loss of $125.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include stock-based compensation expense of $10.7 million, depreciation and amortization expense of $1.5 million and the change in fair value of convertible preferred stock warrants and common stock warrants of $56.1 million.

Net cash used in operating activities was $20.1 million for the fiscal year 2020. Net cash used in operating activities consists of net loss of $39.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in the fair value of convertible preferred stock warrants of $13.8 million, change in the fair value of the convertible promissory notes of $2.4 million, gain on extinguishment of the paycheck protection program loan of $1.6 million, the non-cash issuance of convertible preferred stock warrants of $1.5 million, stock-based compensation expense of $0.7 million, depreciation expense of $0.6 million, and non-cash interest expense of $0.1 million.

Investing Activities

Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. We expect the costs to acquire property and equipment to increase substantially in the near future as we complete the build-out of our manufacturing facility for our battery manufacturing production. Net cash used in investing activities, which were primarily related to equipment purchases, was $43.6 million and $27.0 million for the fiscal years 2021 and 2020, respectively.

Financing Activities

Prior to the Business Combination, we had financed our operations primarily through the sale of convertible preferred stock, borrowing from convertible promissory notes, and borrowing from the Secured Promissory Note with a member of the board of directors. There were no sales of convertible preferred stock for the fiscal year 2021.

Net cash provided by financing activities was $451.1 million for the fiscal year 2021, which primarily consisted of $405.2 million of proceeds from the Business Combination and the PIPE financing, $77.2 million of proceeds from the exercises of common stock warrants, $15.0 million of proceed from the borrowing of the Secured Promissory Note and $0.3 million of proceeds from the exercise of stock options and proceeds from the exercise of the convertible preferred stock warrants, which were offset by $31.4 million related to the transaction costs incurred in connection with the Business Combination and PIPE financing, $15.0 million repayment of Secured Promissory Note, and $0.1 million of debt issuance costs.

Net cash provided by financing activities was $65.9 million for fiscal year 2020, which was primarily related to $63.9 million of proceeds from the issuance of Series P-2 convertible preferred stock, $1.6 million of proceeds from borrowing of the Paycheck Protection Program Loan and proceeds of $0.4 million from the exercise of stock options.

Contractual Obligations and Commitments

We lease our headquarters, engineering, and manufacturing space in Fremont, California under a single non-cancelable operating lease with an expiration date of August 31, 2030. We also lease a small office in Fremont, California under a noncancelable operating lease that expires in April 2026 with an option to extend the lease for five years. For the lease payment schedule, please see Note 6 “Leases,” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

In addition, we enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of January 2, 2022, our commitments included an estimated amount of approximately $17.4 million relating to our open purchase orders and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 8 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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

Off-Balance Sheet Arrangements

As of January 2, 2022 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, an EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

In addition, we intend to rely on the other exemptions and reduce reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the first sale of our Common Stock in our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Other than the adoption of Accounting Standards Codification (“ASC”) 842, Leases, and ASC Topic, Revenue from Contracts with Customers, we elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. We elected to continue to utilize the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation and estimates to fair value preferred and common stock warrants.

Certain accounting policies have a more significant impact on our financial statements due to the size of the financial statement elements and prevalence of their application. The following is a summary of some of the more critical accounting policies and estimates. For further information, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenue Recognition -

We determine revenue recognition through the following five-step framework:

•
identification of the contract, or contracts, with a customer;
•
identification of the performance obligations in the contract;
•
determination of the transaction price;
•
allocation of the transaction price to the performance obligations in the contract; and
•
recognition of revenue when, or as, we satisfy a performance obligation.

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

Convertible Preferred Stock Warrant Liabilities

Convertible preferred stock warrants issued by Legacy Enovix for the purchase of shares of its convertible preferred stock are classified as liabilities on its Consolidated Balance Sheets at fair value. The fair value of the convertible preferred stock warrants was determined as of December 31, 2020 using the Black-Scholes option pricing model, which incorporate assumptions and estimates, to value the convertible preferred stock warrants. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of Legacy Enovix’s Series C and D convertible preferred stock, risk free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock and a probability weighted expected term of the warrants. The most significant assumption impacting the fair value of the convertible preferred stock warrants is the fair value of Legacy Enovix’s Series D convertible preferred stock as of each re-measurement date. Legacy Enovix determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its convertible preferred stock, results obtained from third-party valuations and additional factors that were deemed relevant.

The initial liability recorded is adjusted for changes in the fair value at each reporting date and recorded in our Consolidated Statement of Operations. The convertible preferred stock warrants are subject to re-measurement at each balance sheet date until they were expired or exercised during fiscal years 2021 and 2020. For further information, see Note 4 “Fair Value Measurement and Fair Value of Financial Instruments” to Enovix’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Common Stock Warrant Liabilities

In connection with the Business Combination on July 14, 2021, we assumed outstanding warrants of 17.5 million to purchase Common Stock at a price of $11.50 per share. The warrants expire five years from the completion of the Business Combination and are exercisable starting December 5, 2021. A portion of the outstanding warrants are held by the sponsor and members of Rodgers Capital LLC (the “Private Placement Warrants”) and the Public Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability.

We use the Black-Scholes option pricing model to determine the fair value of the Private Placement Warrants as of January 2, 2022 with assumptions and estimates. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of our Common Stock, risk free interest rate, expected dividend yield, expected volatility of the price of the underlying

Common Stock and a probability weighted expected term of the warrants. The most significant assumptions impacting the fair value of the Private Placement Warrants are the fair value of our common stock warrants as of each re-measurement date and expected price volatility of our Common Stock, which included consideration the most recent sales of the Public Warrants and expected price volatility of our Common Stock, results obtained from third-party valuations and additional factors that were deemed relevant. The initial liability recorded is adjusted for changes in the fair value at each reporting date and recorded in the Consolidated Statement of Operations. The Private Placement Warrants are subject to re-measurement at each balance sheet date until they are exercised or expired. For further information, see Note 4 “Fair Value Measurement and Fair Value of Financial Instruments” to Enovix’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation

Accounting for stock-based compensation is a critical accounting policy due to the broad-based equity awards provided to our employees at all levels and the use of equity awards as part of the strategy to retain employees as a result of change of control events. We issue stock-based compensation to employees and nonemployees generally in the form of stock options or restricted stock units (“RSUs”). Starting in the fourth quarter of 2021, we also offer employee stock purchase plan (the “2021 ESPP”) to our employees. For further information, see Note 10 “Stock-based Compensation” to Enovix’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Stock-based compensation cost is measured at the grant date for all stock-based awards made to employees, consultants and directors based on the fair value of the award. We generally recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Forfeitures are accounted for when they occur. We determine the grant date fair value of the equity awards as follows:

•
The grant date fair value of RSUs is the last reported sales price of our Common Stock on the grant date.
•
The fair value of shares to be purchased under the ESPP is based on the grant date fair value using the Black-Scholes option pricing model with several assumptions and estimates, including our stock price volatility, projected employee stock purchase contributions, and others.
•
The fair value of stock options is based on the grant date fair value using the Black-Scholes option pricing model with several significant assumptions and estimates, including the grant date fair value of Legacy Enovix common stock prior to the Business Combination, our stock price volatility, expected life and others.

Common Stock Valuations

The fair value of Legacy Enovix common stock underlying stock options was determined by the board of directors. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the fair value of Legacy Enovix’s common stock at each board of directors meeting in which stock awards were approved. These factors included, but were not limited to: (i) contemporaneous third-party valuations of common stock; (ii) the rights, preferences and privileges of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) stage and development of Legacy Enovix’s business; (v) general economic conditions; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of Legacy Enovix, given prevailing market conditions. Legacy Enovix determined the fair value per share of the underlying common stock by taking into consideration results obtained from third-party valuations and additional factors that were deemed relevant.

Recent Accounting Pronouncements

See section “Recently Adopted Accounting Pronouncements” of Note 2 “Summary of Significant Accounting Policies” within our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of January 2, 2022, we had cash and cash equivalents of $385.3 million, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. As of January 2, 2022, we had no outstanding interest bearing debt.

Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.

Foreign Currency Risk

There was no material foreign currency risk for the fiscal years 2021 and 2020. Our activities to date have been limited and were conducted primarily in the U.S.

The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Inflation Risk

There was no material inflation risk for the fiscal years 2021 and 2020 as our activities to date have been primarily related to research and development activities, as well as our Fab-1 construction.

Item 8. Financial Statements and Supplementary Data

Enovix Corporation

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	45
Consolidated Balance Sheets of January 2, 2022 and December 31, 2020	46
Consolidated Statements of Operations for the Years ended January 2, 2022 and December 31, 2020	47
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for years ended January 2, 2022 and December 31, 2020	48
Consolidated Statements of Cash Flows for the years ended January 2, 2022 and December 31, 2020	49
Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Enovix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enovix Corporation and subsidiaries (the “Company”) as of January 2, 2022 and December 31, 2020, the related consolidated statements of operations, changes in convertible preferred stock and shareholders’ (deficit) equity, and cash flows, for each of the two years in the period ended January 2, 2022 and December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and December 31, 2020, and the results of its operations and its cashflows for each of the two years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2021 due to adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 25, 2022

We have served as the Company’s auditor since 2021.

ENOVIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	January 2,	December 31,
	2022	2020
Assets
Current assets:
Cash and cash equivalents	$385,293	$29,143
Deferred contract costs	4,554	2,955
Prepaid expenses and other current assets	8,274	946
Total current assets	398,121	33,044
Property and equipment, net	76,613	31,290
Operating lease, right-of-use assets	6,669	—
Deferred contract costs, non-current	—	495
Other assets, non-current	1,162	135
Total assets	$482,565	$64,964
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,144	$2,083
Accrued expenses	7,109	1,999
Accrued compensation	4,101	1,268
Deferred revenue	5,575	5,410
Other liabilities	707	108
Total current liabilities	20,636	10,868
Deferred rent, non-current	—	1,567
Warrant liability	124,260	15,995
Operating lease liabilities, non-current	9,071	—
Deferred revenue, non-current	2,290	85
Other liabilities, non-current	191	233
Total liabilities	156,448	28,748
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 152,272,287 and 100,016,559 as of January 2, 2022 and December 31, 2020, respectively	15	10
Preferred stock, $0.0001 par value; authorized shares of 10,000,000 and none as of January 2, 2022 and December 31, 2020; none issued and outstanding shares as of January 2, 2022 and December 31, 2020, respectively	—	—
Additional paid-in-capital	659,254	243,484
Accumulated deficit	(333,152)	(207,278)
Total stockholders’ equity	326,117	36,216
Total liabilities, convertible preferred stock and stockholders’ equity	$482,565	$64,964

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Fiscal Years
	2021	2020
Operating expenses:
Cost of revenue	$1,967	$3,375
Research and development	37,850	14,442
Selling, general and administrative	29,705	5,713
Total operating expenses	69,522	23,530
Loss from operations	(69,522)	(23,530)
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	(56,141)	(13,789)
Issuance of convertible preferred stock warrants	—	(1,476)
Change in fair value of convertible promissory notes	—	(2,422)
Gain on extinguishment of paycheck protection program loan	—	1,628
Interest expense, net	(187)	(107)
Other income (expense), net	(24)	46
Total other expense, net	(56,352)	(16,120)
Net loss	$(125,874)	$(39,650)

Net loss per share, basic and diluted	$(1.07)	$(0.49)
Weighted average number of common shares outstanding, basic and diluted	117,218,893	80,367,324

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2019 (as previously reported)	153,758,348	$129,921	65,196,490	$59	$40,626	$(167,628)	$(126,943)
Retroactive application of recapitalization	(153,758,348)	(129,921)	(1,992,064)	(53)	129,974	—	129,921
Balance as of December 31, 2019, effect of reverse acquisition (Note 3)	—	—	63,204,426	6	170,600	(167,628)	2,978
Net loss	—	—	—	—	—	(39,650)	(39,650)
Issuance of common stock upon exercise of stock options	—	—	5,318,139	1	65	—	66
Vesting of early exercised stock options	—	—	—	—	21	—	21
Issuance of Series P-2 convertible preferred stock	—	—	27,989,240	3	63,929	—	63,932
Conversion of promissory notes to Series P-2 convertible preferred stock	—	—	3,507,984	—	8,203	—	8,203
Stock-based compensation	—	—	—	—	666	—	666
Repurchase of unvested restricted common stock	—	—	(3,230)	—	—	—	—
Balance as of December 31, 2020	—	—	100,016,559	10	243,484	(207,278)	36,216
Net loss	—	—	—	—	—	(125,874)	(125,874)
Business combination, net of redemptions and equity issuance costs and PIPE financing, net	—	—	41,249,985	4	300,741	—	300,745
Issuance of common stock upon exercise of common stock warrants	—	—	7,177,885	1	82,545	—	82,546
Issuance of common stock upon exercise of stock options	—	—	2,180,168	—	62	—	62
Issuance of Series D convertible preferred stock upon exercise of warrants	—	—	2,020,034	—	20,877	—	20,877
Vesting of restricted stock units	—	—	61,015	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	111	—	111
Stock-based compensation	—	—	—	—	11,434	—	11,434
Repurchase of unvested restricted common stock	—	—	(433,359)	—	—	—	—
Balance as of January 2, 2022	—	$—	152,272,287	$15	$659,254	$(333,152)	$326,117

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	2021	2020
Cash flows from operating activities:
Net loss	$(125,874)	$(39,650)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	995	579
Amortization of right-of-use assets	520	—
Stock-based compensation expense	10,711	666
Changes in fair value of convertible preferred stock warrants and common stock warrants	56,141	13,789
Issuance of convertible preferred stock warrants (non-cash)	—	1,476
Change in fair value of convertible promissory notes	—	2,422
Loss (gain) on early debt extinguishment	60	(1,628)
Interest expense (non-cash)	—	107
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,497)	(577)
Deferred contract costs	(967)	(2,482)
Accounts payable	1,523	1,826
Accrued expenses and compensation	5,193	2,617
Deferred revenue	2,370	185
Deferred rent	—	681
Other liabilities	519	(61)
Net cash used in operating activities	(51,306)	(20,050)
Cash flows from investing activities:
Purchase of property and equipment	(43,584)	(26,953)
Net cash used in investing activities	(43,584)	(26,953)
Cash flows from financing activities:
Proceeds from Business Combination and PIPE financing	405,155	—
Payments of transaction costs related to Business Combination and PIPE financing	(31,410)	—
Proceeds from issuance of convertible preferred stock, net	—	63,932
Proceeds from exercise of common stock warrants	77,170	—
Proceeds from secured promissory notes, converted promissory notes and paycheck protection program loan	15,000	—
Proceeds from paycheck protection program loan	—	1,628
Repayment of secured promissory note	(15,000)	—
Payment of debt issuance costs	(90)	—
Proceeds from exercise of convertible preferred stock warrants	102	—
Proceeds from the exercise of stock options	190	360
Repurchase of unvested restricted common stock	(27)	—
Net cash provided by financing activities	451,090	65,920
Change in cash, cash equivalents, and restricted cash	356,200	18,917
Cash and cash equivalents and restricted cash, beginning of period	29,218	10,301
Cash and cash equivalents and restricted cash, end of period	$385,418	$29,218

Supplemental cash flow data (Non-cash):
Net liabilities assumed from Business Combination	$73,400	$—
Accrued purchase of property and equipment	5,488	3,181
Conversion of promissory notes to convertible preferred stock	—	8,073
Settlement of accrued interest expense through conversion of promissory notes to convertible preferred stock	—	130
Issuance of convertible preferred stock warrants	—	1,476
Gain on extinguishment of the paycheck protection program loan	—	1,628

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets:

	Fiscal Years
	2021	2020
Cash and cash equivalents	$385,293	$29,143
Restricted cash included in prepaid expenses and other current assets	125	75
Total cash, cash equivalents, and restricted cash	$385,418	$29,218

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Enovix Corporation (“Enovix” or the “Company”) was incorporated in Delaware in 2006. The Company designs, develops, and manufactures an advanced silicon-anode lithium-ion battery using proprietary 3D cell architecture that increases energy density and maintains a high cycle life. The Company is headquartered in Fremont, California.

The Company is focused on the development and commercialization of its silicon-anode lithium-ion batteries. Planned principal operations of commercial manufacturing have not yet commenced. As of January 2, 2022, the Company has not generated product revenue from its planned principal business activities.

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

Change in Fiscal Year

On September 28, 2021, the audit committee of the Board of Directors of the Company approved a change in the fiscal year end from a year ending on December 31 to a fiscal year calendar typically consisting of four 13-week quarters, with the change to be effective for the Company’s third quarter beginning on July 1, 2021 and ending on October 3, 2021. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. The Company’s current fiscal year was ended on January 2, 2022. The Company’s 2022 fiscal year will be comprised of four fiscal quarters ending on April 3, 2022, July 3, 2022, October 2, 2022 and January 1, 2023, respectively.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Business Combination from the Closing Date. All intercompany balances and transactions have been eliminated in consolidation.

The Business Combination has been accounted for as a reverse recapitalization under GAAP. This determination is primarily based on Legacy Enovix stockholders comprising a relative majority of the voting power of Enovix and having the ability to nominate the members of the Board, Legacy Enovix’s operations prior to the acquisition comprising the only ongoing operations of Enovix, and Legacy Enovix’s senior management comprising a majority of the senior management of Enovix. Under this accounting method, RSVAC was treated as the “acquired” company and Legacy Enovix was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Enovix represent a continuation of the financial statements of Legacy Enovix with the Business Combination being treated as the equivalent of Enovix issuing common stock for the net assets of RSVAC, accompanied by a recapitalization. The net liabilities of RSVAC, other than its warrant liabilities, were stated at historical cost, which approximates to its fair value. Its warrant liabilities were stated at its fair values and no goodwill or other intangible assets were recorded. Results of operations prior to the Business Combination are presented as those of Enovix. Beginning in the third quarter of 2021, historical shares and corresponding capital amounts, as well as for net loss per share, prior to the Business Combination, were retrospectively adjusted using the exchange ratio as defined in the Business Combination for the equivalent number of shares outstanding immediately after the Business Combination to the effect the reverse recapitalization.

The Company did not have any other comprehensive income or loss for the periods presented. Accordingly, net loss and comprehensive loss are the same for the periods presented. Additionally, the Company did not have any income tax expenses for the periods presented.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

The Company has incurred recurring operating losses and negative cash flows from operations since its inception through January 2, 2022 and expects to incur operating losses for the foreseeable future. As of January 2, 2022, the Company had a working capital of $377.5 million and an accumulated deficit of $333.2 million. Prior to the Business Combination, the Company had financed its operations primarily from the sales of convertible preferred stock, borrowing from convertible promissory notes, and borrowing from a secured promissory note (the “Secured Promissory Note”). In connection with the Business Combination in July 2021, the Company raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” for further details of the Business Combination.

Based on the anticipated spending, cash received from the Business Combination and proceeds from the exercise of the Public Warrants, as well as the timing of expenditure assumptions, the Company currently expects that its cash will be sufficient to meet its funding requirements over the next twelve months. Going forward, the Company may require additional financing for its future operation expansion. If the Company is unsuccessful in its efforts to raise additional financing, the Company could be required to significantly reduce operating expenses and reduce its future commercialization efforts and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the consolidated financial statements and accompanying notes as well as reported amounts of expenses during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities, and estimates to fair value convertible preferred stock warrants and common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

In the preparation of the Company's consolidated financial statements, the Company has considered potential impacts of the COVID-19 pandemic on its critical and significant accounting estimates. There was no significant impact to its consolidated financial statements. The Company will continue to evaluate the nature and extent of the potential impacts to its business and its consolidated financial statements.

Summary of Significant Accounting Policies

Segment Reporting

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM. To date, the Company’s CODM has made such decisions and assessed performance at the Company level. As a pre-production revenue business with no commercial operations, the Company’s activities to date have been limited and were conducted primarily in the United States (“U.S.”). The Company does not have material activity or assets located outside of the U.S.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities from the date of purchase of 90 days or less to be cash equivalents. Restricted cash as of both January 2, 2022 and December 31, 2020 is comprised of a $0.1 million minimum cash balance required by the Company’s credit card merchant that can be cancelled with thirty days’ notice and is classified within Prepaid expenses and other current assets.

Property and Equipment

Property and equipment are stated at the Company’s original cost, net of accumulated depreciation. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Depreciation is calculated using the straight-line method over the estimated useful lives of the following assets below. Leasehold improvements at the leased locations are amortized over the shorter of its lease term or its estimated useful lives.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Useful Life (Years)
Process equipment	5
Office equipment	5
Furniture and fixtures	5
Leasehold improvements	Shorter of the economic life or the remaining lease term

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the Consolidated Statement of Operations in the period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense in the period incurred.

Capitalized Software Costs for Internal Use

The Company capitalizes direct costs associated with developing or obtaining internal use software, including enterprise-wide business software, that are incurred during the application development stage. These capitalized costs are recorded as capitalized software within property and equipment. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Once the software is ready for its intended use, amounts capitalized are amortized over an estimated useful life of up to five years, generally on a straight-line basis. Capitalized software costs for internal use is included in office equipment category of the property and equipment on the Consolidated Balance Sheet.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. No impairment charges have been recorded in the periods presented above.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The Company early adopted the ASU 2016-02 on January 1, 2021. Results and disclosure requirements for reporting periods beginning after January 1, 2021 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the legacy lease accounting guidance Topic 840, Leases. See more discussion under “Recent Adopted Accounting Pronouncements.”

Topic 842

Under Topic 842, the Company determines if an arrangement contains a lease and its lease classification at inception. For arrangements, with lease terms greater than 12 months and the Company is the lessee, right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Currently, the Company only has operating leases.

ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. The Company combines the lease and non-lease components in determining the operating lease ROU assets and liabilities. Lease expense is recognized on a straight-line basis over the lease term. The lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes or other costs. Such variable lease costs are expensed as incurred on the Consolidated Statement of Operations. See Note 6 “Leases” for more information.

Legacy Topic 840

Rent expense for non-cancelable operating leases, including rent escalation clauses, tenant improvement allowances, and rent-free periods when applicable, is recognized on a straight-line basis over the term of the lease with the difference between required lease

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

payments and rent expense recorded as deferred rent. The lease term begins on the commencement date as defined in the lease agreement or when the Company takes possession of or begins to control the physical use of the property, whichever is earlier.

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

Convertible Promissory Notes

In December 2019, the Company issued promissory notes that were convertible into preferred stock which were recorded at fair value at issuance and subject to re-measurement to fair value at each reporting date, with any change in fair value recognized as a separate line item within other income (expense) in the Consolidated Statement of Operations. See Note 4 “Fair Value Measurement and Fair Value of Financial Instruments” and Note 7 “Debt” for more information.

Convertible Preferred Stock Warrants

The Company evaluated whether its warrants for shares of convertible preferred stock are freestanding financial instruments. The warrants were separately exercisable as the exercise of the warrants did not settle or extinguish the related convertible preferred stock. Additionally, the warrants were legally detachable from the related convertible preferred stock because the warrants might be transferred to another unaffiliated party without also transferring the related convertible preferred stock. As the warrants were freestanding financial instruments, they were liability classified.

The warrants were recorded at fair value upon issuance as a non-current liability with a corresponding expense recorded as a change in the fair value of convertible preferred warrants in the Consolidated Statement of Operations. The warrants are subject to re-measurement at each balance sheet date until the earlier of the exercise or expiration, the completion of a deemed liquidation event, or the completion of an initial public offering or sale of the Company. Any change in fair value is recognized in the change in fair of convertible preferred stock warrants in the Consolidated Statement of Operations. See Note 9 “Common Stock, Convertible Preferred Stock and Warrants” for more information on preferred stock warrants.

Convertible Preferred Stock

The Company recorded shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The convertible preferred stock was recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock would become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation. The Company did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. See Note 9 “Common Stock, Convertible Preferred Stock and Warrants” for more information on convertible preferred stock.

Common Stock Warrants

In connection with the Business Combination, the Company has issued and outstanding warrants of 17.5 million to purchase common stock at a price of $11.50 per share. The warrants expire five years from the completion of the Business Combination and are exercisable starting December 5, 2021. A portion of the outstanding warrants are held by the sponsor and members of Rodgers Capital LLC (the “Private Placement Warrants”) and the remaining warrants are held by other third-party investors (the “Public Warrants”).

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

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Public Warrants met the criteria for equity classification and were recorded as additional paid-in capital on the Consolidated Balance Sheet at the completion of the Business Combination. The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being indexed to the Company’s own stock, and therefore the Private Placement Warrants are precluded from being classified within equity and are accounted for as derivative liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations at each reporting date.

Fair Value of Financial Instruments

The Company’s assets and liabilities, which require fair value measurement on a recurring basis, consist of Private Placement Warrants, convertible preferred stock warrants and convertible promissory notes recorded at fair value. Fair value principles require disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered fair value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•
Level 1 — Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date;
•
Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of January 2, 2022 and December 31, 2020, the carrying values of cash and cash equivalents, accounts payable, accrued liabilities, and the convertible promissory notes approximated the fair value based on the short maturity of those instruments. As of December 31, 2020, convertible preferred stock warrants and convertible promissory notes were carried at fair value and were categorized as Level 3 measurements within the fair value hierarchy. As of January 2, 2022, Private Placement Warrants were carried at fair value and were categorized as Level 3 measurements. See Note 4 “Fair Value Measurement and Fair Value of Financial Instruments” for more information.

Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalent balances in checking, savings, and money market accounts at financial institutions. Amounts held in these accounts may exceed federally insured limits. As of January 2, 2022 and December 31, 2020, the Company has not experienced any losses on such deposits. For the fiscal years ended 2021 and 2020, one individual customer represented 64% and 91%, respectively, of the Company’s total deferred revenue.

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers except for contracts that are within the scope of other accounting standards.

Overall

The Company generates revenue from payments received from its customers based on executed engineering revenue contracts (the “Service Revenue”) for the development of silicon-anode lithium-ion battery technology. The Company has not commenced commercial manufacturing of its product, and thus, no product revenue has been generated to date.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Service Revenue contracts generally include the design and development efforts to conform the Company’s existing battery technology with the customer’s required specifications. Consideration for Service Revenue contracts generally becomes payable when the Company meets specific contractual milestones, which include the design and approval of custom cells, procurement of fabrication tooling to meet the customer’s specifications, and fabrication and delivery of custom cells from the Company's pilot production line. Within the existing Service Revenue contracts, the amount of consideration is fixed, the contracts contain a single performance obligation, and revenue is recognized at the point in time the final milestone is met (i.e., a final working prototype meeting all required specifications) and the customer obtains control of the deliverable. For the fiscal years 2021 and 2020, the Company did not recognize any Service Revenue as final milestones were not yet met.

The Company does not recognize Service Revenue over-time because: (a) the customer does not simultaneously receive and consume the benefits of the Company’s efforts (only once the final prototype is delivered does the customer consume the benefits); (b) the Company’s performance does not create or enhance an asset that the customer controls as the asset is created or enhanced (because the customer does not have rights to the intellectual property); and (c) the Company’s performance creates an asset with an alternative use to the Company, as the Company could repurpose the work performed for other similar customers with little incremental effort. The amount and timing of revenue recognized is intended to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following steps:

1.
Identify the contract with the customer

The Company determines a contract with a customer to exist when (i) the contract is approved by the parties to the contract, (ii) each party’s rights regarding the goods or services to be transferred can be identified, (iii) the payment terms for the goods or services can be identified, (iv) the Company has been determined its customer has the intent and ability to pay, and (v) the contract has commercial substance (its expected future cash flows are expected to change as a result of the contract). The term of the Service Revenue contracts generally last from one to three years beginning at the effective date of the contract.

2.
Identify the performance obligations in the contract

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Service Revenue contracts generally contain promises, which include (a) designing battery prototypes to customer specifications (b) status updates (c) testing (d) prototype milestones, and (e) delivery of final battery protypes per the customers specifications. Generally, the Company will own all intellectual property that is developed and directed toward the Company’s silicon-anode lithium-ion battery technology. Accordingly, the customer will only receive prototype units of the Company’s battery technology as well as any design reports that are submitted to them as part of the contract. Prototype units that are delivered throughout the term of the contract provide marginal value to the customers as they are contractually limited in their ability to derive benefit from the prototype units should the contract be terminated. The Company concludes that its performance obligation is the delivery of final protype units, which meet the ultimate specifications set forth by the customer.

3.
Determine the transaction price

Transaction price is determined based on the amount of consideration to which the Company expects to be entitled in exchange for the promised goods or services. Service Revenue contracts are for a fixed amount that will be paid to the Company assuming it fulfills milestone obligations under the contract. Generally, there is no consideration within the Service Revenue contracts that are variable.

4.
Allocate the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. As the Service Revenue contracts only contains a single performance obligation, the Company will allocate 100% of the contract consideration to the single performance obligation.

5.
Recognize revenue when, or as, a performance obligation is satisfied

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Service Revenue is recognized when control of the goods or services is transferred to the customer. For Service Revenue contracts, control transfers upon the shipment of the final production ready prototype unit. Although the Company is entitled to milestone payments as it meets each milestone and such payments are non-refundable, the delivery of the Company’s defined performance obligation does not occur until the final milestone of the contract is met and the final product is accepted by the customer. At that point in time, the Company has generally met all five of the control transfer indicators. Any proceeds received prior to completing the final deliverable are recorded as deferred revenue.

Sales and Transaction Taxes

Sales and other taxes collected from customers and remitted to governmental authorities on revenue-producing transactions are reported on a net basis and are therefore excluded from revenues in the Consolidated Statement of Operations.

Deferred Revenue

Deferred revenue represents situations where the Company has the contractual right to invoice, or cash is collected, but the related revenue has not yet been recognized. Revenue is subsequently recognized when the revenue recognition criteria are met. Service Revenue is generally invoiced based on pre-defined milestones and Service Revenue per the contract is generally recognized upon completion of the final milestone. At this time, the Company has not commenced commercial manufacturing. As of January 2, 2022 and December 31, 2020, total deferred revenue was $7.9 million and $5.5 million, respectively.

Costs to Fulfill a Customer Contract

The revenue recognition standard requires capitalization of certain costs to fulfil a customer contract, such as certain employee compensation for design and development services that specifically relate to customer contracts. Costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred costs are recognized as cost of revenue in the period when the related revenue is recognized. As of January 2, 2022 and December 31, 2020, total deferred contract costs were $4.6 million and $3.5 million, respectively.

Cost of Revenues

Cost of revenues includes materials, labor, allocated depreciation expense, and other direct costs related to Service Revenue contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation. Cost of revenue represents costs incurred on certain Service Revenue contracts that was in excess of the amount expected to be recovered.

Research and Development Costs

Research and development costs consist of engineering services, allocated facilities costs, depreciation, development expenses, materials, labor and stock-based compensation related primarily to the Company’s (i) technology development, (ii) design, construction, and testing of preproduction prototypes and models, and (iii) certain costs related to the design, construction, and operation of its pilot plant that is not of a scale economically feasible to the Company for commercial production. Research and development costs are expensed as incurred.

Selling, General and Administrative Expenses

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

Merger Transaction Costs

During the year ended January 2, 2022, the Company incurred significant direct and incremental transaction costs related to the recently completed merger with RSVAC. These transaction costs were first deferred and capitalized to the deferred transaction costs, non-current line item in the Consolidated Balance Sheet. After the completion of the Business Combination, these costs were reclassed to and recorded as a reduction of additional paid-in capital. Cash payments for the transaction costs related to the Business Combination and PIPE financing are classified in the Consolidated Statement of Cash Flows as a financing activity. See Note 3 “Business Combination” for more information.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Government Grant

In September 2020, the Company entered into a financial assistance agreement totaling $6.5 million with the Office of Energy Efficiency and Renewable Energy (“EERE”), an office within the U.S. Department of Energy. Under the agreement, the Company will perform research and development under a joint project with the EERE, and the EERE will reimbursee the Company for 49.8% of allowable project costs. The remaining 50.2% in costs would be incurred by the Company. The Company accounts for funds which are probable of being received in the same period in which the costs were incurred as an offset to the related expense (Research and development) or capitalized asset (Property and equipment, net). As of January 2, 2022 and December 31, 2020, the Company had a reimbursement receivable from the assistance agreement of $0.3 million and $0.2 million, which is included in Prepaid expenses and other current assets.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, issued by FASB. Under the asset and liability method specified by ASC 740, deferred tax assets and liabilities are recognized for the future consequences of differences between the carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

In addition, ASC 740 provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The benefit from an uncertain tax position must meet a more-likely-than-not recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The Company’s policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense.

Stock-Based Compensation

The Company issues stock-based compensation to employees and non-employees in the form of stock options or restricted stock units (“RSUs”).

Restricted Stock Units

Starting in fiscal year 2021, the Company began to grant RSUs to its employees and non-employees and these RSUs generally have a service vesting condition over four or five years. The Company uses its common stock price, which is the last reported sales price on the grant date to value its RSUs. Stock-based compensation expense is recognized using the straight-line attribution method. Forfeitures are recorded when they occur.

Stock options

Generally, the stock options have a maximum contractual term up to 10 years. The fair value of stock options is based on the date of the grant using the Black-Scholes valuation method. The awards are accounted for by recognizing the fair value of the related award over the period during which services are provided in exchange for the award (referred to as the requisite service period, which typically equals the vesting period of the award). The vesting period is generally four or five years. No stock awards have been issued with a market condition or other performance vesting condition. In accordance with ASU 2018-07 Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the measurement of equity-classified non-employee awards is fixed at the grant date. Stock-based compensation expense is recognized using the straight-line attribution method. Forfeitures are recorded when they occur.

Fair Value of Common Stock and Stock Option

Prior to the completion of the Business Combination, the fair value of the Company’s common stock underlying stock options was determined by the Company’s board of directors. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each board of directors meeting in which stock awards were approved. These factors included, but were not limited to: (i) contemporaneous third-party valuations of common stock; (ii) the rights, preferences, and privileges of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) stage and development of the Company’s business; (v) general economic conditions; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering, or sale of the Company, given prevailing market conditions.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on the valuation reports from the third-party and the relevant factors as discussed above, the Company determined the fair value per share of the underlying common stock of the stock options.

The following assumptions are used in the Black-Scholes valuation model for the fair value of stock options per share.

•
Expected Term — The expected term of the options represents the average period the share options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method. The Company uses the simplified calculation of the expected life, which takes into consideration the grant’s contractual life and vesting period and assumes that all options will be exercised between the vesting date and the contractual term of the option.
•
Risk-Free Interest Rate — The risk-free interest rate is based on the yield of U.S. Treasury notes as of the grant date with terms commensurate with the expected term of the option.
•
Dividend Yield — The expected dividends assumption is based on the Company’s expectation of not paying dividends in the foreseeable future, as well as the Company did not pay any dividends in the past.
•
Volatility — Prior to the Business Combination, Legacy Enovix was a private company and did not have any trading history for its ordinary shares, the expected volatility was based on the historical volatilities of the common stock of comparable publicly traded companies that Legacy Enovix selected with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the Legacy Enovix’s stock options.

Net Loss per Share of Common Stock

Basic net loss per share of common stock is calculated using the two-class method under which earnings are allocated to both common shares and participating securities. The Company considers participating securities including outstanding stock options, outstanding RSUs, estimated ESPP shares and convertible preferred stocks. Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss is not allocated to the convertible preferred stock as the holders of the convertible preferred stock do not have a contractual obligation to share in any losses.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.

Diluted earnings per share (“EPS”) attributable to common stockholders adjusts basic EPS for the potentially dilutive impact of the participating securities. As the Company has reported losses for the periods presented, all potentially dilutive securities including convertible preferred stock, stock options and warrants, are generally antidilutive and accordingly, basic net loss per share equals diluted net loss per share, except when there were changes in fair value of the Private Placement Warrants recorded in earnings. With changes in fair value recorded in earnings, an adjustment would be made to both the diluted EPS numerator and denominator to eliminate such effects.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC’s can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other than the adoption of ASC 842, Leases, as discussed below, and ASC 606, Revenue from Contracts with Customers, the Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance as of January 1, 2021, which did not have an impact to the consolidated financial statements upon adoption.

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

The effect of the adoption of ASC 842 on the Consolidated Balance Sheet as of January 1, 2021 was as follows (in thousands):

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

Recent Accounting Pronouncement Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Additionally, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 in April 2019 and ASU 2019-05, Financial Instruments — Credit Losses (Topic 326) — Targeted Transition Relief in May 2019. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of these amendments on its financial statements and related disclosures.

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

At the Business Combination, eligible Legacy Enovix equity holders received or have the right to receive shares of Enovix common stock (“Common Stock”), with par value $0.0001 per share, at a deemed value of $10.00 per share after giving effect to the exchange ratio of approximately 0.1846 as defined in the Merger Agreement (“Exchange Ratio”). Accordingly, immediately following the consummation of the Business Combination, Legacy Enovix common stock was exchanged into 103,995,643 shares of Common Stock, 5,547,327 shares were reserved for the issuance of Common Stock upon the potential future exercise of Legacy Enovix's stock options that were exchanged into Enovix's stock options.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(1)

The number of Legacy Enovix common shares was determined from the 563,316,738 shares of Legacy Enovix common stock outstanding immediately prior to the closing of the Business Combination converted at the exchange ratio of approximately 0.1846. All fractional shares were rounded.

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, RSVAC was treated as the “acquired” company and Legacy Enovix is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Enovix issuing stock for the net assets of RSVAC, accompanied by a recapitalization. The net assets of RSVAC were stated at historical cost, with no goodwill or other intangible assets recorded.

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

Note 4. Fair Value Measurement and Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements, issued by the FASB. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

transaction between market participants on the measurement date. The fair value hierarchy of ASC 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

Our financial instruments consist primarily of cash and cash equivalents, accounts payable and the warrant liabilities.

Cash and cash equivalents are reported at their respective fair values on our balance sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company will classify commercial paper, corporate debt securities and asset-backed securities as Level 2. As of January 2, 2022 and December 31, 2020, the Company did not have short-term and long-term investments that are classified available-for-sale. As of January 2, 2022 and December 31, 2020, the Company had cash and cash equivalents of $385.3 million and $29.1 million, respectively.

The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of January 2, 2022 and December 31, 2020 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of January 2, 2022
Liabilities:
Private Placement Warrants	$—	$—	$124,260	$124,260

As of December 31, 2020
Liabilities:
Convertible preferred stock warrants	$—	$—	$15,995	$15,995

The Company’s liabilities are measured at fair value on a non-recurring basis, including its Private Placement Warrants. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. As of January 2, 2022, the fair value of the Private Placement Warrant was $20.71 per share with an exercise price of $11.50. The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows (in thousands):

	Private Placement Warrants	Convertible Preferred Stock Warrants
Fair value as of December 31, 2020	$—	$15,995
Acquired from the Business Combination	72,900	—
Settlements	—	(20,776)
Change in fair value	51,360	4,781
Fair value as of January 2, 2022	$124,260	$—

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Convertible Promissory Notes	Convertible Preferred Stock Warrants
Fair value as of December 31, 2019	$5,651	$730
Additions	—	1,476
Settlements	(8,073)	—
Change in fair value	2,422	13,789
Fair value as of December 31, 2020	$—	$15,995

As discussed further in Note 7 “Debt,” the Company elected to measure the convertible promissory notes at fair value in accordance with the fair value option. The convertible promissory notes are each a debt host financial instrument containing embedded features and/or options which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. See Note 7 “Debt” for additional information.

The following table summarizes the key assumptions used for determining the fair value of convertible preferred stock warrants and common stock warrants.

	Private Placement Warrants outstanding as of January 2, 2022	Private Placement Warrants acquired on July 14, 2021	Convertible preferred stock warrants exercised on February 22, 2021	Convertible preferred stock warrants outstanding as of December 31, 2020
Expected term (in years)	4.5	5.0	2.5 - 4.1	2.6 - 4.2
Expected volatility	77.5%	50.0%	75.0%	63.6%
Risk-free interest rate	1.2%	0.8%	0.2% - 0.4%	0.2% - 0.3%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%

Note 5. Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of January 2, 2022 and December 31, 2020, consisted of the following (in thousands):

	January 2, 2022	December 31, 2020
Process equipment	$6,636	$4,085
Office equipment	918	369
Furniture and fixtures	639	65
Leasehold improvements	1,878	921
Construction in progress	71,133	29,568
Total property and equipment	81,204	35,008
Less: Accumulated depreciation	(4,591)	(3,718)
Property and equipment, net	$76,613	$31,290

Depreciation and amortization expenses related to property and equipment for fiscal years 2021 and 2020 were $1.0 million and $0.6 million, respectively.

Note 6. Leases

The Company leases its headquarters, engineering and manufacturing space in Fremont, California under a single non-cancelable operating lease, right of use asset with an expiration date of August 31, 2030. In March 2021, the Company entered into a new agreement

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to lease office space in Fremont, California under a noncancelable operating lease that expires in April 2026 with an option to extend for five years.

The components of lease costs were as follows (in thousands):

Year Ended January 2, 2022
Operating lease cost	$1,535

Supplemental lease information:

Operating leases	January 2, 2022
Weighted-average remaining lease term	8.7 years
Weighted-average discount rate	6.8%

Supplemental cash flow information related to leases are as follows (in thousands):

Year Ended January 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,418
Lease liabilities arising from obtaining ROU assets:
Operating leases	8,763

Maturities of Lease Liabilities

The following is a schedule of maturities of lease liabilities as of January 2, 2022 (in thousands).

Operating lease
2022	$1,366
2023	1,406
2024	1,449
2025	1,492
2026	1,491
Thereafter	5,774
Total	12,978
Less: imputed interest	(3,375)
Present value of lease liabilities	$9,603

Prior Year Lease Disclosure under ASC 840

Under the legacy accounting guidance ASC 840, rent expense for the fiscal year 2020 was $1.4 million.

Minimum commitments under noncancelable operating lease agreements as of December 31, 2020 is as follows (in thousands):

Operating lease
2021	$1,267
2022	1,305
2023	1,344
2024	1,384
2025	1,426
Thereafter	7,243
Total	$13,969

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On July 14, 2021, the Company repaid all amounts outstanding under the Secured Promissory Note, which totaled $15.2 million in principal and interest. In the connection with the note repayment, the Company incurred $0.1 million of loss on early debt extinguishment related to the write-off of unamortized debt issuance costs in the third quarter of 2021. The Company paid $0.2 million of interest for the year ended January 2, 2022. As of January 2, 2022, the Company had no outstanding debt.

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

On March 25, 2020, all outstanding principal and accrued interest of $0.1 million were converted into 19,001,815 shares of Series P-2 preferred stock at a conversion price equal to the cash price paid per shares and a 30% discount. Upon conversion, the Company recorded a change in the fair value of the promissory notes of $2.4 million, which is included in other income, net in the Consolidated Statement of Operations for the fiscal year 2020. As of January 2, 2022 and December 31, 2020, the Company had no outstanding convertible promissory notes.

Note 8. Commitments and Contingencies

Purchase Commitments

As of January 2, 2022, the Company’s commitments included an estimated amount of approximately $17.4 million relating to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 6 “Leases” for more details.

Litigations

Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536, Superior Court of California, San Mateo County

On March 22, 2021, Michael Costello filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the RSVAC directors breached their fiduciary duties in

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

connection with the terms of a proposed transaction, and that the disclosures in RSVAC’s registration statement regarding the proposed transaction were materially deficient. The plaintiff sought, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the Business Combination. The case was voluntarily dismissed on August 24, 2021.

Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)

On April 5, 2021, Derek Boxhorn filed a complaint in the United States District Court for the Southern District of New York against RSVAC and RSVAC’s board of directors. The plaintiff alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. The plaintiff sought, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the Business Combination. The case was voluntarily dismissed on October 19, 2021. After the dismissal and on December 3, 2021, the plaintiff filed a motion for attorneys’ fees and costs, which is pending before the court.

Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County

On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest, and reasonable costs and attorney fees.

From time to time, the Company may become, involved in various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any other potentially material legal proceedings, and the Company is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on the Company's business, operating results or financial condition.

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

Note 9. Common Stock, Convertible Preferred Stock and Warrants

As of January 2, 2022, 1,000,000,000 shares of common stock, $0.0001 par value per share and 10,000,000 shares of convertible preferred stock, $0.0001 par value per share are authorized.

Common Stock

The Company had authorized 1,000,000,000 shares of common stock, par value $0.0001 and issued and outstanding of 152,272,287 shares as of January 2, 2022. Each holder of a share of common stock is entitled to one vote for each share held and is entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to preferential rights of holders of other classes of stock outstanding. Such dividends shall be payable only when, as and if declared by the board of directors and shall be non-cumulative.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock

The Company had authorized 10,000,000 shares of convertible preferred stock, par value $0.0001 and there was no share issued and outstanding as of January 2, 2022.

Legacy Enovix Convertible Preferred Stock

Prior to the Business Combination, Legacy Enovix had designated eight outstanding series of convertible preferred stock (“Series A”, “Series B”, “Series C”, “Series D”, “Series E”, “Series E-2”, “Series F”, and “Series P-2”, collectively the “convertible preferred stock”). Details related to Legacy Enovix's convertible preferred shares, as of December 31, 2020, prior to the Business Combination were as follows:

Series	Authorized	Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference
Series A	705,000	705,000	$226	$235
Series B	66,300	66,300	50	50
Series C	181,844	—	—	—
Series D	58,016,741	47,855,805	84,927	85,100
Series E	4,862,376	4,862,376	4,783	4,862
Series E-2	18,035,000	18,035,000	17,063	18,035
Series F	82,233,867	82,233,867	22,872	23,437
Series P-2	170,612,076	170,612,076	72,135	73,653
Total Legacy Enovix convertible preferred stock	334,713,204	324,370,424	$202,056	$205,372

Upon the closing of the Business Combination, the holders of Legacy Enovix’s Series F convertible preferred stock received an additional 119,728,123 shares of Legacy Enovix Series F convertible preferred stock pursuant to the automatic conversion provision of Legacy Enovix’s certificate of incorporation, as amended and as in effect at the closing. The net effect of these additional shares had no impact to the additional paid in capital as part of the Business Combination. Immediately prior to the closing of the Business Combination, all outstanding Legacy Enovix’s convertible preferred stock was converted into Legacy Enovix common stock and recapitalized into Common Stock using the applicable Exchange Ratio at close. As of January 2, 2022, there was no convertible preferred stock outstanding.

For the year ended December 31, 2020, the Company issued 151,610,261 shares of Legacy Enovix Series P-2 convertible preferred stock for cash at a purchase price of $0.43 per share. The Series P-2 issuance resulted in $63.9 million cash proceeds, net of $1.5 million of issuance costs. In conjunction with the Series P-2 issuance, the convertible promissory notes converted to 19,001,815 shares of Series P-2. See Note 7 “Debt” for additional information.

The conversion, liquidation preference, dividend, voting terms of the convertible preferred stock Series A, Series B, Series C, Series D, Series E, Series E-2, Series F, and Series P-2, as of December 31, 2020 are discussed below.

Conversion

Any shares of convertible preferred stock may, at the option of the holder, be converted at any time into fully-paid and nonassessable shares of common stock. The number of shares of common stock to which a holder of convertible preferred stock shall be entitled upon conversion shall be the product obtained by multiplying the Series Preferred Conversion Rate (defined below) then in effect for such series by the number of shares of Series Preferred being converted.

The conversion rate in effect at any time for conversion of any series of Series Preferred (the “Series Preferred Conversion Rate”) shall be the quotient obtained by dividing the original issue price of such series of convertible preferred stock by the applicable Series Preferred Conversion Price (define below).

The Series Preferred Conversion Price for Series A shall initially be $0.3333, Series B shall initially be $0.7541, Series C shall be $1.0829, Series D shall be $1.6411, Series E shall be $1.00, Series E-2 shall be $1.00, Series F shall be $0.2850, and Series P-2 shall be $0.4317.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liquidation Preference

In a liquidation event, after payments in satisfaction of creditors and the management incentive plan, the proceeds would be distributed first, to the holders of the Series P-2 who shall be entitled to receive an amount equal to the greater of their (i) original purchase price per share plus any declared but unpaid dividends or (ii) the amount per share calculated by dividing the net proceeds into the total fully diluted shares outstanding on an as-if-converted to common stock basis.

After the payment of full liquidation preference of the Series P-2, the holders of Series E and Series F (the “Senior Preferred”) would be entitled to be paid on a pari passu basis an amount per share equal to the applicable original purchase price per share plus all declared and unpaid dividends.

After the payment of full liquidation preference of Series P-2 and Senior Preferred set forth above, the holders of the Series F shall be entitled to receive an amount per share equal to the legal proceeds multiplied by the Series F percentage. After the payment of full liquidation preference of the Series P-2, Senior Preferred, and Series F, the holders of Series A, Series B, Series C, Series D, and Series E-2 (the “Junior Preferred”) would be entitled to be paid on a pari passu basis an amount per share equal to the applicable original purchase price per share plus all declared and unpaid dividends.

After the payment of the full liquidation preference of the Series P-2, the Senior Preferred, the Series F and the Junior Preferred, the assets available for distribution shall be distributed ratably to the holders of the common stock, Senior Preferred and Junior Preferred on an as-if-converted to common stock basis, until such time as when, (i) the holders of the Series A have received an aggregate amount per share of Series A equal to three times their applicable original issue price; and (ii) the holders of Series B, the Series C, Series D, Series E and Series E-2 have received an aggregate amount per share of the Series A, Series B, Series C, Series D, Series E and Series E-2, as the case may be, equal to two times the respective original issue price; thereafter, the remaining assets available for distribution shall be ratably distributed to the holders of common stock, on a per share basis and Series F on an as-if converted to common stock basis.

Dividends

Holders of convertible preferred stock, in preference to the holders of the common stock, shall be entitled to receive, when, as and if declared by the board of directors, but only out of funds that are legally available therefor, cash dividends at the rate of 8% of the original series share issue price per annum on each outstanding share of convertible preferred stock, respectively. Such dividends shall be payable only when, as and if declared by the board of directors and shall be non-cumulative. As of January 2, 2022 and December 31, 2020, the Company had not declared any dividends.

Voting

Each holder of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted.

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

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Detail related to warrant activity for the year ended December 31, 2020, is as follows:

Convertible Preferred Stock Warrants	Number of Warrants	Weighted Average Exercise Price
Balances as of January 1, 2020	3,342,780	$0.07
Granted	7,000,000	0.01
Exercised	—	—
Cancelled	(181,844)	1.10
Balances as of December 31, 2020	10,160,936	$0.01

On February 22, 2021, in a transaction separate from the Merger Agreement, the then outstanding Legacy Enovix Series D convertible preferred stock warrants were exercised at $0.01 per share, resulting in the issuance of 10,160,936 shares of Legacy Enovix Series D convertible preferred stock to the holders of such warrants, for a total of $0.1 million. As of January 2, 2022, there were no convertible preferred stock warrants outstanding.

Common Stock Warrants

In connection with the Business Combination, the Company has assumed 17,500,000 Common Stock Warrants outstanding, which consisted of 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability.

Public Warrants

As of January 2, 2022, the Company had 4,322,106 Public Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of the Company's Common stock at a price of $11.50 per share, subject to the following conditions discussed below. The Public Warrants became exercisable on the later of (a) 30 days after the completion of the Business Combination or (b) 12 months from the closing of the initial public offering (“IPO”) of RSVAC. The common stock warrants expired five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company filed with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and has caused the same to become effective. The Company used its best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement.

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

The right to exercise was forfeited unless the Public Warrants were exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a Public Warrant had no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

If the Company called the Common Stock Warrants for redemption as described above, management would have the option to require all holders that wish to exercise the Common Stock Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the Common Stock Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Common Stock Warrants, multiplied by the difference between the exercise price of the Common Warrants and the “fair market value” as defined below by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of its Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Common Stock Warrants. Whether the Company exercised its option to require all holders to exercise the Common Stock Warrants on a “cashless basis” depended on a variety

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of factors including the price of its Common Stock at the time the Common Stock Warrants were called for redemption, the Company's cash needs at such time and concerns regarding dilutive share issuances.

The exercise price and number of shares of Common Stock issuable upon exercise of the Common Stock Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or the Company's recapitalization, reorganization, merger or consolidation. However, the Common Stock Warrants would not be adjusted for issuances of shares of Common Stock at a price below their respective exercise prices.

On December 7, 2021, the Company delivered the notice of redemption to the holders of the outstanding Public Warrants to redeem all of its outstanding Public Warrants. The holders of the Public Warrants had until January 7, 2022 to exercise their Public Warrants. Any pubic warrants that remained unexercised after 5:00 pm, New York City Time, on January 7, 2022 were voided and were no longer exercisable, and the holders of the Public Warrants would be entitled to receive $0.01 per warrant.

Detail related to Public Warrant activity for the year ended January 2, 2022, is as follows:

Public Warrants	Number of Warrants	Weighted Average Exercise Price
Balances as of January 1, 2021	—	$—
Assumed through the Business Combination	11,499,991	11.50
Exercised	(7,177,885)	11.50
Balances as of January 2, 2022	4,322,106	$11.50

For the fiscal year 2021, 7,177,855 Public Warrants were exercised with the gross proceeds of $82.5 million, of which the Company received payments of $77.2 million and the remaining $5.3 million was considered as other receivable included in Prepaid and Other Current Assets of the Consolidated Balance Sheet as of January 2, 2022. See Note 15 “Subsequent Events" for more information on exercises of the Public Warrants after January 2, 2022.

Private Placement Warrant

The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of Rodgers Capital, LLC (the “Sponsor”) in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of January 2, 2022, the Company had 6,000,000 Private Placement Warrants outstanding.

The Private Placement Warrants are identical to the Public Warrants underlying the units except that such Private Placement Warrants will be exercisable on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Placement Warrants purchased by our Sponsor will not be exercisable more than five years from the effective date of the RSVAC IPO registration statement, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Rodgers Capital, LLC or any of its related persons beneficially own these Private Placement Warrants. On September 8, 2021, the Sponsor made an in-kind distribution of the Private Placement Warrants to certain members of Rodgers Capital LLC. Please refer to Note 4 “Fair Value Measurement and Fair Value of Financial Instruments” for further details of the Private Placement Warrants.

As of January 2, 2022, the remaining contractual term for the outstanding Private Placement Warrants to purchase our common stock is 4.5 years.

Note 10. Stock-based Compensation

Equity Incentive Plans

As of January 2, 2022, the Company's equity compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

2021 Equity Incentive Plan

The 2021 Plan was approved by the Company's stockholders in July 2021. The 2021 Plan is intended as the successor to and continuation of the 2016 Equity Incentive Plan (the “2016 Plan”). Under the 2021 Plan, employees, directors and consultants of the

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company (“Participants”), are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and performance awards, collectively referred to as “Stock Awards”. Incentive stock and non-statutory stock options are collectively referred to as “Option(s).”

Under the 2021 Plan, the maximum number of shares of common stock that may be issued is 16,850,000 shares. The number of shares reserved for issuance under the 2021 Plan will automatically increase on January 1st each year, starting on January 1, 2022 and continuing through January 1, 2031, by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the immediately preceding fiscal year or (b) a lesser number determined by the Company’s board of directors prior to the applicable January 1st.

2016 Equity Incentive Plan

The 2016 Plan was terminated when 2021 Plan became effective in July 2021. The 2016 Plan was originally adopted by its board of directors on April 6, 2016 and was most recently amended by its board of directors on December 17, 2020. The 2016 Plan is intended as the successor to and continuation of the Company’s 2006 Equity Incentive Plan.

2021 Employee Stock Purchase Plan

The 2021 ESPP was adopted by the Company's board of directors in June 2021 and approved by the Company's stockholders in July 2021. Under the 2021 ESPP, 5,625,000 shares of common stock was reserved for future issuance. The number of shares reserved for issuance under the 2021 ESPP will automatically increase on January 1st each year, starting on January 1, 2022 and continuing through January 1, 2031, by the lesser of (a) 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, (b) 2,000,000 shares of the Registrant’s common stock or (c) a lesser number determined by the Company’s board of directors.

The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through periodic payroll deductions of up to 15% of base compensation, subject to individual purchase limits in any single purchase date or in one calendar year. The 2021 ESPP provides 18-month offering periods with three 6-month purchase periods with the purchase periods ending on May 7, 2022, November 4, 2022 and May 4, 2023. A new 18-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) on the offering period or (2) on the purchase date. As of January 2, 2022, the Company did not issue any shares under the 2021 ESPP.

Common stock

The following shares of common stock had been reserved for future issuance as of January 2, 2022:

Exercise of outstanding common stock options	5,753,005
Options and RSUs available for future grants	15,846,770
Outstanding restricted stock units for future vesting	535,449
Common stock employee purchase plan	5,625,000
27,760,224

Early Exercise of Options

The terms of the 2016 Plan and the 2021 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to the Company’s repurchase right, upon termination of employment, at the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original exercise price. The repurchase right lapses 90 days after the termination of the employee’s employment. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other current and non-current liabilities on the Consolidated Balance Sheets and is reclassified to common stock and additional paid in capital as such shares vest.

Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of January 2, 2022 and December 31, 2020, 5,086,572 and 5,383,935 shares, respectively, remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of both January 2, 2022 and December 31, 2020 were $0.3 million, which was recorded in other current and non-current liabilities in the Consolidated Balance Sheets.

Stock-Based Compensation

The Company issues stock-based compensation to employees and non-employees in the form of stock options and restricted stock units (“RSUs”). The Company uses Black-Scholes option pricing model to value its stock options granted and use its common stock price, which is the last reported sales price on the grant date to value its RSUs. Stock-based compensation expense is recognized using the straight-line attribution method. The Company records forfeitures as they occur. The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Consolidated Statements of Operations for the periods presented below (in thousands).

	Fiscal Years
	2021	2020
Cost of revenue	$274	$102
Research and development	6,175	485
Selling, general and administrative	4,262	79
Total stock-based compensation expense	$10,711	$666

For the fiscal year 2021, the Company capitalized $0.7 million of stock-based compensation as deferred contract costs and property and equipment, net in the Consolidated Balance Sheet. For the fiscal year 2020, the Company capitalized immaterial amounts of stock-based compensation as deferred contract costs and property and equipment, net in the Consolidated Balance Sheet. As of January 2, 2022, there was approximately $48.2 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.6 years.

There was no recognized tax benefit related to stock-based compensation expense for the fiscal years 2021 and 2020.

Stock Option Activity

Options granted under the 2021 Plan and the 2016 Plan to employees generally have a service vesting condition over four or five years. Other vesting terms are permitted and are determined by the Company’s board of directors. Options have a term of no more than ten years from the date of grant and vested options are generally cancelled three months after termination of employment if unexercised.

The following table summarized stock option activities for the fiscal years 2021 and 2020 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1) (2)
Balances as of January 1, 2021	1,428,980	$0.11
Granted	6,817,420	7.86
Exercised	(2,180,168)	0.09		$1,963
Forfeited	(313,227)	7.77
Balances as of January 2, 2022	5,753,005	$8.88	9.1	$105,898
Vested and expected to vest at January 2, 2022	10,839,577	$4.74	9.0	$244,342
Vested and exercisable at January 2, 2022	716,777	$5.23	7.9	$15,806
Unvested and exercisable at January 2, 2022	4,630,961	$8.75	9.3	$85,790

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1) (2)
Balances as of January 1, 2020	971,332	$0.16
Granted	5,779,591	0.06
Exercised	(5,318,139)	0.07		$6,889
Forfeited/expired	(3,804)	0.59
Balances as of December 31, 2020	1,428,980	$0.11	8.8	$4,042
Vested and expected to vest at December 31, 2020	6,812,915	$0.07	9.5	$11,190
Vested and exercisable at December 31, 2020	251,492	$0.34	5.8	$2,028
Unvested and exercisable at December 31, 2020	1,024,478	$0.06	9.8	$494

(1)	The aggregate intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)

The aggregate intrinsic value of the stock options outstanding as of December 31, 2021 represents the value of the Company’s closing stock price at $27.28 on December 31, 2021 in excess of the exercise price multiplied by the number of options outstanding.

The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock options with the following assumptions for the fiscal years 2021 and 2020.

	Fiscal Years
	2021	2020
Risk-free interest rate	0.5% - 1.3%	0.5%
Expected term (years)	5.0 - 6.9	6.0
Dividend yield	—%	—%
Volatility	48.1% - 49.8%	37.8%

The estimated weighted-average grant date fair value of stock options granted to employees during the fiscal years 2021 and 2020 were $4.43, and $0.59 per share, respectively. The fair value of stock options that vested during the fiscal years 2021 and 2020 were $6.6 million and $0.3 million, respectively.

Restricted Stock Unit Activity

Since September 2021, the Company primarily grants RSUs to its employees and non-employee directors. The Company generally grants RSUs with requisite service vesting condition over four or five years. Each RSU is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company's common stock upon vesting. The following table summarized RSUs activities for the fiscal year 2021 (in thousands, except share and per share amount).

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested RSUs Balances as of January 1, 2021	—	$—
Granted	608,168	23.12
Vested	(61,015)	21.26
Forfeited	(11,704)	20.56
Non-vested RSUs outstanding as of January 2, 2022	535,449	$23.38

The total fair value of RSUs vested during the fiscal year 2021 was $1.8 million.

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan Activity

2021 ESPP was approved by the stockholders on July 12, 2021. The first offering date of the 2021 ESPP was in November 2021 and the first purchase date will be in May 2022. The Company uses the Black-Scholes option-pricing model to determine the fair value of estimated shares under the 2021 ESPP with the following assumptions for the fiscal year 2021.

2021
Risk-free interest rate	0.1%
Expected term (years)	0.5
Dividend yield	—%
Volatility	71.5%

Note 11. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Additionally, the Company provides a match for employees who contribute. The Company’s matching contributions were $0.5 million and $0.1 million for the fiscal years 2021 and 2020, respectively.

Note 12. Net Loss per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock for the periods presented below (in thousands, except share and per share amount):

	Fiscal Years
	2021	2020

Numerator:
Net loss attributable to common stockholders - basic and diluted	$(125,874)	$(39,650)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic and diluted	117,218,893	80,367,324

Net loss per share of common stock:
Basic and diluted	$(1.07)	$(0.49)

The following table discloses shares of the securities as of January 2, 2022 and December 31, 2020 that could potentially have a dilutive effect to the basic earnings per share of common stock in the future. As the Company reported losses for the periods presented, all of these potentially dilutive securities were anti-dilutive and are excluded in the computation of diluted net loss per share. Accordingly, the diluted net loss per share equals to the basic net loss per share.

	As of
	January 2, 2022	December 31, 2020
Stock options outstanding	5,753,005	1,428,980
Restricted stock units	535,449	—
Private Placement Warrants	6,000,000	—
Public Warrants	4,322,106	—
Employee stock purchase plan estimated shares	47,379	—

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Income Tax

The following table discloses net loss before income taxes is attributable to the following geographic locations for the fiscal years 2021 and 2020 (in thousands).

	Fiscal Years
	2021	2020
United States	$(125,797)	$(39,637)
Foreign	(77)	(13)
Net loss before income taxes	$(125,874)	$(39,650)

During the fiscal years 2021, and 2020, there was no provision for income taxes recorded as the Company generated net operating losses. The difference between the effective tax rate and the U.S. federal statutory tax rate for the fiscal years 2021, and 2020 are as follows:

	Fiscal Years
	2021	2020
Federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.7%	4.3%
Change in fair value of convertible promissory notes	—%	(1.3%)
Non-deductible convertible preferred stock warrant expense	(9.4%)	(8.1%)
Federal tax credits	0.3%	0.5%
Share-based compensation	(0.8%)	(0.3%)
Extinguishment of PPP Loan	—%	0.9%
Impact of changes in valuation allowance	(14.6%)	(16.9%)
Other	(0.2%)	(0.1%)
Effective tax rate	—%	—%

Deferred tax assets (liabilities) as of January 2, 2022 and December 31, 2020 consist of the following:

	January 2, 2022	December 31, 2020
Gross deferred tax assets:
Deferred rent	$—	$442
Lease liabilities	2,687	—
Deferred revenue	2,201	1,538
Share-based compensation	1,769	346
Federal and state credit carryovers	4,604	3,994
Federal and state net operating losses	63,522	48,934
Transaction costs	1,656	—
Depreciation and amortization	250	—
Total gross deferred tax assets	76,689	55,254
Valuation allowance	(74,823)	(54,734)
Total deferred tax assets, net of valuation allowance	1,866	520
Deferred tax liabilities:
Depreciation and amortization	—	(520)
Right-of-use asset	(1,866)	—
Total deferred tax liabilities	(1,866)	(520)
Net deferred tax assets	$—	$—

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of January 2, 2022, the Company had $226.3 million of state and $227.2 million of federal loss carryovers that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were $20.0 million for state before federal effect, and $47.7 million for federal as of January 2, 2022. The Company also had $4.2 million of state research and development (“R&D”) tax credit carryovers and $5.9 million of federal R&D tax credit carryovers as of January 2, 2022.

The state losses expire between 2028 and 2041. Approximately $127.9 million of the federal losses expire between 2026 and 2037 and the remainder do not expire. The federal credit carryovers expire between 2027 and 2041. The state credit carryovers do not expire. Utilization of net operating losses and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined in current income tax regulations.

Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. Significant judgement is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event the Company changes its determination as to the amount of deferred tax assets that can be realized, it will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of January 2, 2022, the Company recognized a full valuation allowance against its U.S. federal and state net deferred tax assets, including operating loss carryovers and credit carryovers. The Company evaluated the realizability of its net deferred tax assets based on all available evidence, both positive and negative, which existed as of January 2, 2022. The Company’s conclusion to maintain a full valuation allowance against its net deferred tax assets was based upon the assessment of its ability to generate sufficient future taxable income in future periods.

The activity related to unrecognized tax benefits for the fiscal years 2021, and 2020 are as follows:

	Fiscal Years
	2021	2020
Balance at beginning of fiscal year	$4,368	$3,974
Increases related to current year tax positions	537	394
Increases related to the prior year tax positions	143	—
Balance at end of fiscal year	$5,048	$4,368

As of January 2, 2022 and December 31, 2020, none of the amounts of unrecognized tax benefits would favorably affect the effective income tax rate in future periods if recognized, since the tax benefits would increase a deferred tax asset that is currently offset by a full valuation allowance.

As of January 2, 2022, the Company has not identified any unrecognized that benefits where it is reasonably possible that it will recognize a decrease within the next 12 months. If the Company does recognize such a decrease, the net impact on the Consolidated Statement of Operations would not be material.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statement of Operations. For the fiscal years 2021, and 2020, no interest expense was recognized relating to income tax liabilities. There were no accrued interest or penalties related to income tax liabilities as of January 2, 2022 and December 31, 2020.

The Company files income tax returns in the U.S. federal jurisdiction and in the California state jurisdiction. In the normal course of business, the Company is subject to examination by taxing authorities in the U.S. The Company is not currently under examination by any taxing authority.

Note 14. Related Party

Founder Shares

On September 24, 2020, RSVAC issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) to the Sponsor, Rodgers Capital LLC, for an aggregate purchase price of $25,000 in cash. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of Business Combination

ENOVIX CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Company’s common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. On September 8, 2021, the Sponsor made an in-kind distribution of a portion of its Founder Shares to certain members of Rodgers Capital LLC, which had no impact to the consolidated financial statements.

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

Employment Relationship

The Company employs a family member of the Company's Chief Executive Officer as an equipment engineer in Fremont.

Note 15. Subsequent Events

Public Warrant Redemptions

During the period from January 3, 2022 through January 7, 2022, there were 4,126,466 shares of the Public Warrants exercised with gross proceeds of $47.5 million. As of January 7, 2022 after 5:00 pm New York City time, there were 195,640 warrant remained unexercised, which were voided and were no longer exercisable. Pursuant to the warrant agreement, the holders of the Public Warrants were entitled to receive $0.01 per warrant from the Company. On January 19, 2022, the Company received net proceeds of $52.8 million from the warrant exercises, including the $5.3 million of other receivable included in Prepaids and other current assets on the Consolidated Balance Sheet as of January 2, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on our Current Report on Form 8-K, dated July 19, 2021, the Audit Committee of the Board approved the engagement of Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ended January 2, 2022. Deloitte previously served as the independent registered public accounting firm of Legacy Enovix prior to the Business Combination. Accordingly, Marcum LLP (“Marcum”), RSVAC’s independent registered public accounting firm prior to the Business Combination, was informed on July 14, 2021 that it had been replaced by Deloitte as the Company’s independent registered public accounting firm following the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Marcum’s report of independent registered public accounting firm dated March 8, 2021, except for the effects of the restatement discussed in Note 2 to the financial statements in Amendment No. 3 to Registration Statement on Form S-4, dated June 21, 2021, filed by RSVAC with the SEC and the subsequent event discussed in Note 11B to the financial statements in Amendment No. 3 to Registration Statement on Form S-4, dated June 21, 2021, filed by RSVAC with the SEC, as to which the date is May 4, 2021, on the RSVAC Balance Sheet as of December 31, 2020, the related Statement of Operations, Statement of Changes in Stockholders’ Equity and Statement of Cash Flows for the period from September 23, 2020 (RSVAC’s inception) through December 31, 2020 and the related notes to the financial statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainties, audit scope or accounting principles.

During the period from September 23, 2020 (RSVAC’s inception) through December 31, 2020 and the subsequent interim period through July 14, 2021, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference thereto in its reports on RSVAC’s financial statements for such periods. During the period from September 23, 2020 (RSVAC’s inception) through December 31, 2020 and the subsequent interim period through July 14, 2021, there have been no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K), other than the material weakness in internal control identified by management related to the accounting for warrants issued in connection with RSVAC’s initial public offering, which resulted in the restatement of RSVAC’s financial statements as set forth in RSVAC’s Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 5, 2021.

During the period from September 23, 2020 (RSVAC’s inception) through December 31, 2020 and the subsequent interim period through July 14, 2021, (i) the Company did not (a) consult with Deloitte as to the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on the Company’s consolidated financial statements nor (b) did the Company receive a written report or oral advice that Deloitte concluded was an important factor considered by the Company in reaching a decision as to such accounting, auditing or financial reporting issue; and (ii) the Company did not consult Deloitte on any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the period of Marcum’s engagement by RSVAC, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports covering such periods. In addition, no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the period of Marcum’s engagement.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act) as of the end of the period covered by this report.

In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of January 2, 2022. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer,

as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Controls Over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on July 14, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. In addition, the design of internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. As a result, our management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of January 2, 2022. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Division of Corporation Finance’s Regulation S-K Compliance and Disclosure Interpretations.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to the Company's status as an EGC and is exempted from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

Other than as described below, there has been no change in our internal control over financial reporting during the quarter ended January 2, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019, and subsequent to the initial filing of the proxy statement/prospectus during the course of preparing for the Business Combination, we identified material weaknesses in our internal control over financial reporting resulting from (i) a lack of independent review of technical accounting matters and (ii) not having sufficient, qualified personnel to prepare and review complex technical accounting issues and effectively design and implement systems and processes that allow for the timely production of accurate financial information in accordance with internal financial reporting timelines to support our current size and complexity (e.g., acquisitions, divestitures and financings).

During the fiscal year 2021, we have undertaken specific remediation actions to address the control deficiencies in our financial reporting. We have established more robust processes related to the review of complex accounting transactions, the preparation of account reconciliations and the review of journal entries. These remediation actions included hiring a full time Chief Financial Officer in April 2021 and a Controller in November 2021. Both individuals have extensive experience in developing and implementing internal controls and executing plans to remediate control deficiencies. We added new control activities, modified existing controls, and enhanced the documentation that evidences that controls are performed. We concluded that the control deficiencies have been remediated as of January 2, 2022, as the applicable controls have operated for a sufficient period of time and we have concluded that these controls are operating effectively.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year ended January 2, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year ended January 2, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year ended January 2, 2022.

Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year ended January 2, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year ended January 2, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following are filed with this Annual Report on Form 10-K:

1.
Financial Statements: See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.
Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or the required information is otherwise included.
3.
Exhibits: The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger, dated February 22, 2021	8-K	001-39753	2.1	February 22, 2021
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Specimen Common Stock Certificate	S-4/A	333-253976	4.5	June 21, 2021
4.2	Specimen Warrant Certificate	S-1/A	333-250042	4.3	November 25, 2020
4.3	Warrant Agreement, dated July 13, 2021, by and between Computershare Inc. and Enovix Corporation	8-K	001-39753	4.3	July 19, 2021

4.4	Description of Securities					X
10.1	Form of PIPE Subscription Agreements	8-K	001-39753	10.1	February 22, 2021
10.2#	2021 Equity Incentive Plan	8-K	001-39753	10.2	July 19, 2021
10.3#	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.11	May 10, 2021
10.4#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.12	May 10, 2021
10.5#	2021 Employee Stock Purchase Plan	8-K	001-39753	10.5	July 19, 2021
10.6#	Enovix Corporation 2006 Equity Incentive Plan	S-4/A	333-253976	10.6	May 10, 2021
10.7#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2006 Stock Plan	S-4/A	333-253976	10.7	May 10, 2021
10.8#	Enovix Corporation 2016 Equity Incentive Plan	S-4/A	333-253976	10.8	May 10, 2021
10.9#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2016 Equity Incentive Plan	S-4/A	333-253976	10.9	May 10, 2021
10.10	Amended and Restated Registration Rights Agreement, dated July 14, 2021, by and among Enovix Corporation and certain other stockholders of Enovix Corporation party thereto	8-K	001-39753	10.10	July 19, 2021
10.11	Letter Agreement, dated December 1, 2020, by and among Enovix Corporation and its officers, directors and Initial Stockholders	8-K	001-39753	10.1	December 7, 2020
10.12	Amendment to Letter Agreement, dated July 14, 2021 by and among Enovix Corporation and its officers, directors and Initial Stockholders	8-K	001-39753	10.12	July 19, 2021
10.13	Investment Management Trust Agreement, dated December 1, 2020, by and between Continental Stock Transfer & Trust Company and Rodgers Silicon Valley Acquisition Corp.	8-K	001-39753	10.2	December 7, 2020
10.14†	Office Lease by and between M West Propco XX, LLC and Enovix Corporation	S-4/A	333-253976	10.21	May 10, 2021
10.15†	Amendment No. 1 to Office Lease	S-4/A	333-253976	10.22	May 10, 2021
10.16†	Amendment No. 2 to Office Lease	S-4/A	333-253976	10.23	May 10, 2021
10.17	Form of Lock-Up Agreement	8-K	001-39753	10.5	February 22, 2021
10.18	Form of Stockholder Lock-Up Agreement	8-K	001-39753	10.6	February 22, 2021
10.19	Form of Additional Lock-Up Agreement	8-K	001-39753	10.7	February 22, 2021
10.20#	Form of Indemnification Agreement	8-K	001-39753	10.19	July 19, 2021
10.21#	Amended and Restated Employment Agreement, dated May 28, 2021, by and between Enovix Corporation and Harrold Rust	8-K	001-39753	10.20	July 19, 2021

10.22#	Amended and Restated Employment Agreement, dated June 17, 2021, by and between Enovix Corporation and Gardner Cameron Dales	8-K	001-39753	10.21	July 19, 2021
10.23#	Amended and Restated Employment Agreement, dated June 11, 2021, by and between Enovix Corporation and Ashok Lahiri	8-K	001-39753	10.22	July 19, 2021
10.24#	Amended and Restated Employment Agreement, dated May 28, 2021, by and between Enovix Corporation and Steffen Pietzke	8-K	001-39753	10.23	July 19, 2021
10.25#	Amended and Restated Employment Agreement, dated June 11, 2021, by and between Enovix Corporation and Edward Hejlek	8-K	001-39753	10.24	July 19, 2021
10.26	Secured Promissory Note, dated May 24, 2021, by and between Enovix Corporation and Rodgers Massey Revocable Living Trust dtd 4/4/11	S-4/A	333-253976	10.25	June 21, 2021
10.27	Form of Company Support Agreement by and among Rodgers Silicon Valley Acquisition Corp., certain stockholders of Enovix Corporation and Enovix Corporation	8-K	001-39753	10.2	February 22, 2021
10.28	Form of Parent Support Agreement by and between Enovix Corporation, certain stockholders of Rodgers Silicon Valley Acquisition Corp. and Rodgers Silicon Valley Acquisition Corp.	8-K	001-39753	10.3	February 22, 2021
10.29	Private Placement Warrants Subscription Agreement, dated December 1, 2020, by and between Rodgers Silicon Valley Acquisition Corp. and the Sponsor	8-K	001-39753	10.6	December 7, 2020
10.30	Administrative Support Agreement, dated December 1, 2020	8-K	001-39753	10.4	December 7, 2020
16.1	Letter from Marcum LLP	8-K	001-39753	16.1	July 19, 2021
21.1	List of Subsidiaries	8-K	001-39753	21.1	July 19, 2021
23.1	Consent of Deloitte & Touche, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X

31.2*

Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	X
32.2*

Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

+

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.
†	Portions of this exhibit, as marked by asterisks, have been omitted in accordance with Regulation S-K Item 601.
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not deemed filed with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2022	Enovix Corporation

	By:	/s/ Harrold Rust
Harrold Rust
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Harrold Rust, Steffen Pietzke and Edward Hejlek, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	Harrold Rust	President and Chief Executive Officer and Director	March 25, 2022
	Harrold Rust	(Principal Executive Officer)

/s/	Steffen Pietzke	Chief Financial Officer	March 25, 2022
	Steffen Pietzke	(Principal Financial Officer and Principal Accounting Officer)

/s/	Thurman J. “T.J.” Rodgers	Chairman of the Board of Directors	March 25, 2022
Thurman J. “T.J.” Rodgers

/s/	Betsy Atkins	Director	March 25, 2022
Betsy Atkins

/s/	Pegah Ebrahimi	Director	March 25, 2022
Pegah Ebrahimi

/s/	Emmanuel T. Hernandez	Director	March 25, 2022
Emmanuel T. Hernandez

/s/	John D. McCranie	Director	March 25, 2022
John D. McCranie

/s/	Gregory Reichow	Director	March 25, 2022
Gregory Reichow