Form 10-Q
period 2022-04-03
Enovix Corp
filed 2022-05-18
CIK 1828318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

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

(510) 695-2350

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ENVX	The Nasdaq Global Select Market

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

As of May 13, 2022, 156,827,136 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about our:

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
•
service revenue and projections thereof;
•
ability to convert our revenue funnel to purchase orders and revenue;
•
placement of equipment orders for our next-generation manufacturing line, the speed of and space requirements for our next-generation manufacturing line relative to our existing lines at Fab-1 in Fremont; and
•
ability to attract and hire additional service providers, the strength of our brand, the build out of additional production lines, our ability to optimize our manufacturing process, our future product development and roadmap and the future demand for our lithium-ion battery solutions.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENOVIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

(Unaudited)

	April 3,	January 2,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$408,178	$385,293
Deferred contract costs	4,547	4,554
Prepaid expenses and other current assets	2,824	8,274
Total current assets	415,549	398,121
Property and equipment, net	83,102	76,613
Operating lease, right-of-use assets	6,535	6,669
Other assets, non-current	1,105	1,162
Total assets	$506,291	$482,565
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,535	$3,144
Accrued expenses	4,620	7,109
Accrued compensation	4,850	4,101
Deferred revenue	5,575	5,575
Other liabilities	875	707
Total current liabilities	17,455	20,636
Warrant liability	56,460	124,260
Operating lease liabilities, non-current	8,870	9,071
Deferred revenue, non-current	2,290	2,290
Other liabilities, non-current	162	191
Total liabilities	85,237	156,448
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 156,419,718 and 152,272,287 as of April 3, 2022 and January 2, 2022, respectively	15	15
Preferred stock, $0.0001 par value; authorized shares of 10,000,000; no shares issued or outstanding as of April 3, 2022 and January 2, 2022, respectively	—	—
Additional paid-in-capital	711,484	659,254
Accumulated deficit	(290,445)	(333,152)
Total stockholders’ equity	421,054	326,117
Total liabilities and stockholders’ equity	$506,291	$482,565

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	For the Quarters Ended
	April 3, 2022	March 31, 2021
Operating expenses:
Cost of revenue	$515	$1,631
Research and development	12,731	5,589
Selling, general and administrative	11,869	4,161
Total operating expenses	25,115	11,381
Loss from operations	(25,115)	(11,381)
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	67,800	(4,781)
Other income (expense), net	22	(3)
Total other income (expense), net	67,822	(4,784)
Net income (loss)	$42,707	$(16,165)

Net income (loss) per share, basic	$0.28	$(0.17)
Weighted average number of common shares outstanding, basic	151,648,439	95,816,889
Net loss per share, diluted	$(0.16)	$(0.17)
Weighted average number of common shares outstanding, diluted	153,338,462	95,816,889

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance as of January 2, 2022	152,272,287	$15	$659,254	$(333,152)	$326,117
Issuance of common stock upon exercise of stock options	91,910	—	200	—	200
Issuance of common stock upon exercise of common stock warrants	4,126,466	—	47,452	—	47,452
Vesting of early exercised stock options	—	—	42	—	42
Vesting of restricted stock units	34,941	—	—	—	—
Repurchase of unvested restricted common stock	(105,886)	—	—	—	—
Stock-based compensation	—	—	4,536	—	4,536
Net income	—	—	—	42,707	42,707
Balance as of April 3, 2022	156,419,718	$15	$711,484	$(290,445)	$421,054

	Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders' Equity
Balance as of December 31, 2020, effect of reverse acquisition	100,016,559	$10	$243,484	$(207,278)	$36,216
Issuance of common stock upon exercise of stock options	2,112,373	—	30	—	30
Vesting of early exercised stock options	—	—	24	—	24
Repurchase of unvested restricted common stock	(87,768)	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	2,020,034	—	20,877	—	20,877
Stock-based compensation	—	—	1,555	—	1,555
Net loss	—	—	—	(16,165)	(16,165)
Balance as of March 31, 2021	104,061,198	$10	$265,970	$(223,443)	$42,537

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Quarters Ended
	April 3, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$42,707	$(16,165)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	314	141
Amortization of right-of-use assets	134	—
Stock-based compensation expense	5,238	1,555
Changes in fair value of convertible preferred stock warrants and common stock warrants	(67,800)	4,781
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(51)	1,039
Deferred contract costs	8	(816)
Accounts payable	(959)	1,172
Accrued expenses and compensation	555	1,260
Other liabilities	165	(1,577)
Net cash used in operating activities	(19,689)	(8,610)
Cash flows from investing activities:
Purchase of property and equipment	(10,451)	(7,141)
Net cash used in investing activities	(10,451)	(7,141)
Cash flows from financing activities:
Payments of transaction costs related to Business Combination and PIPE financing	—	(332)
Proceeds from exercise of common stock warrants, net	52,828	—
Proceeds from exercise of convertible preferred stock warrants	—	102
Proceeds from the exercise of stock options	200	159
Repurchase of unvested restricted common stock	(3)	(5)
Net cash provided by (used in) financing activities	53,025	(76)
Change in cash, cash equivalents, and restricted cash	22,885	(15,827)
Cash and cash equivalents and restricted cash, beginning of period	385,418	29,218
Cash and cash equivalents and restricted cash, end of period	$408,303	$13,391

Supplemental cash flow data (Non-cash):
Purchase of property and equipment included in liabilities	$1,510	$1,690
Accrued transaction costs	—	3,579

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s condensed consolidated balance sheets:

	For the Quarters Ended
	April 3, 2022	March 31, 2021
Cash and cash equivalents	$408,178	$13,266
Restricted cash included in prepaid expenses and other current assets	125	125
Total cash, cash equivalents, and restricted cash	$408,303	$13,391

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

The Company is focused on the development and commercialization of its silicon-anode lithium-ion batteries. Planned principal operations of commercial manufacturing have not yet commenced. As of April 3, 2022, the Company has not generated product revenue from its planned principal business activities.

Business Combination

On July 14, 2021 (the “Closing Date”), Enovix Corporation, a Delaware Corporation (“Legacy Enovix”), Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Business Combination”), by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the “Special Meeting”). Following the consummation of the Business Combination on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation. Please refer to Note 3 “Business Combination” to the consolidated financial statements for the year ended January 2, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “Annual Report”) for further details of the Business Combination.

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

The Company did not have any other comprehensive income or loss for the periods presented. Accordingly, net income (loss) and comprehensive income (loss) are the same for the periods presented. Additionally, the Company did not have any income tax expenses for the periods presented.

Liquidity and Capital Resources

The Company has incurred recurring operating losses and negative cash flows from operations since its inception through April 3, 2022 and expects to incur operating losses for the foreseeable future. As of April 3, 2022, the Company had a working capital of $398.1

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

million and an accumulated deficit of $290.4 million. In connection with the Business Combination in July 2021, the Company raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” of the notes to the consolidated financial statements for the year ended January 2, 2022 included in the Annual Report for more information. In December 2021, the Company received $77.2 million of gross proceeds from the exercises of the Public Warrants (as defined under the heading “Common Stock Warrants” in Note 7 “Warrants”), which were being traded in the Nasdaq Global Select Market (“Nasdaq”). In January 2022, the Company received $52.8 million of net proceeds from the exercise of the Public Warrants. The Company plans to use the proceeds from the exercises of the Public Warrants for general corporate purposes.

Based on the anticipated spending, cash received from the Business Combination and timing of expenditures, the Company currently expects that its cash will be sufficient to meet its funding requirements over the next twelve months. Going forward, the Company may require additional financing for its future operation expansion. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of April 3, 2022, the condensed consolidated statements of operations, condensed consolidated statements of changes in shareholders’ equity for the quarters ended April 3, 2022 and March 31, 2021, and the condensed consolidated statements of cash flows for the quarters ended April 3, 2022 and March 31, 2021 are unaudited. These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ equity and cash flows for the periods presented above. The results of operations for the quarter ended April 3, 2022 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The condensed consolidated balance sheet as of January 2, 2022 included herein was derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements and related notes included in the Annual Report.

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

Summary of Significant Accounting Policies

With the exception of the change for the accounting of credit losses as a result of the adoption of Accounting Standards Update (“ASU”), 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), there have been no new or material changes to the significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report.

Credit Losses

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company’s investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

period. Unrealized losses or impairments resulting from the fair value of the available-for-sale debt security being below the amortized cost basis are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. As of April 3, 2022, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company did not have available-for-sale investments for the quarter.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC’s can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other than the adoption of Accounting Standards Codification (“ASC”) 842, Leases, as discussed below, the Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC.

Recently Adopted Accounting Pronouncements

Effective January 3, 2022, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. The Company adopted ASU 2016-13 using a modified retrospective transition method, which required a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption of this ASU 2016-13 did not have a material impact on its condensed consolidated financial statements. See “Credit Losses” above for a description of the Company’s credit losses accounting policy.

Note 3. Fair Value Measurement

The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements, issued by the Financial Accounting Standards Board. The fair value hierarchy of ASC 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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

Our financial instruments consist primarily of cash and cash equivalents, accounts payable and the warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our condensed consolidated balance sheets. The following table details the fair

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of April 3, 2022 and January 2, 2022 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of April 3, 2022
Liabilities:
Private Placement Warrants	$—	$—	$56,460	$56,460

As of January 2, 2022
Liabilities:
Private Placement Warrants	$—	$—	$124,260	$124,260

The Company’s liabilities are measured at fair value on a non-recurring basis, including 6,000,000 warrants that were assumed from the Business Combination and were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. As of April 3, 2022, the fair value of the Private Placement Warrants was $9.41 per share with an exercise price of $11.50.

The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows (in thousands):

Private Placement Warrants
Fair value as of January 2, 2022	$124,260
Change in fair value	(67,800)
Fair value as of April 3, 2022	$56,460

Convertible Preferred Stock Warrants
Fair value as of December 31, 2020	$15,995
Settlements	(20,776)
Change in fair value	4,781
Fair value as of March 31, 2021	$—

The following table summarizes the key assumptions used for determining the fair value of convertible preferred stock warrants and common stock warrants.

	Private Placement Warrants outstanding as of April 3, 2022	Private Placement Warrants outstanding as of January 2, 2022	Convertible preferred stock warrants exercised on February 22, 2021
Expected term (in years)	4.3	4.5	2.5 - 4.1
Expected volatility	75.0%	77.5%	75.0%
Risk-free interest rate	2.8%	1.2%	0.2% - 0.4%
Expected dividend rate	0.0%	0.0%	0.0%

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4. Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of April 3, 2022 and January 2, 2022, consisted of the following (in thousands):

	April 3, 2022	January 2, 2022
Process equipment	$6,636	$6,636
Office equipment	917	918
Furniture and fixtures	678	639
Leasehold improvements	1,878	1,878
Construction in progress	77,899	71,133
Total property and equipment	88,008	81,204
Less: Accumulated depreciation	(4,906)	(4,591)
Property and equipment, net	$83,102	$76,613

Depreciation and amortization expenses related to property and equipment for the quarters ended April 3, 2022 and March 31, 2021 were $0.3 million and $0.1 million, respectively.

Note 5. Leases

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

The components of lease costs were as follows (in thousands):

	For the Quarters Ended
	April 3, 2022	March 31, 2021
Operating lease cost	$420	$292

Supplemental lease information:

	As of
Operating leases	April 3, 2022	March 31, 2021
Weighted-average remaining lease term	8.4 years	9.3 years
Weighted-average discount rate	6.8%	6.8%

Supplemental cash flow information related to leases are as follows (in thousands):

	For the Quarters Ended
	April 3, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$336	$312
Lease liabilities arising from obtaining ROU assets:
Operating leases	—	8,763

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Maturities of Lease Liabilities

The following is a schedule of maturities of lease liabilities as of April 3, 2022 (in thousands).

Operating lease
2022 (remaining nine months)	$1,029
2023	1,406
2024	1,449
2025	1,492
2026	1,491
Thereafter	5,774
Total	12,641
Less: imputed interest	(3,220)
Present value of lease liabilities	$9,421

Note 6. Commitments and Contingencies

Purchase Commitments

As of April 3, 2022 and January 2, 2022, the Company’s commitments included an estimated amount of approximately $11.5 million and $17.4 million, respectively, relating to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 5 “Leases” for more details.

Litigation

Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536, Superior Court of California, San Mateo County

On March 22, 2021, Michael Costello filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and RSVAC’s board of directors. The plaintiff alleged, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of a proposed transaction, and that the disclosures in RSVAC’s registration statement regarding the proposed transaction were materially deficient. The plaintiff sought, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the Business Combination. The case was voluntarily dismissed on August 24, 2021.

Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)

On April 5, 2021, Derek Boxhorn filed a complaint in the United States District Court for the Southern District of New York against RSVAC and RSVAC’s board of directors. The plaintiff alleged, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. The plaintiff sought, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the Business Combination. The case was voluntarily dismissed on October 19, 2021. After the dismissal and on December 3, 2021, the plaintiff filed a motion for attorneys’ fees and costs, which is pending before the court.

Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County

On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees.

From time to time, the Company may become, involved in various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any other potentially material legal proceedings, and the Company is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on the Company’s business, operating results or financial condition.

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

Note 7. Warrants

Legacy Enovix Series D Convertible Preferred Stock Warrants

On February 22, 2021, in a transaction separate from the Merger Agreement, the then outstanding Legacy Enovix Series D convertible preferred stock warrants were exercised at $0.01 per share, resulting in the issuance of 10,160,936 shares of Legacy Enovix Series D convertible preferred stock to the holders of such warrants, for a total of $0.1 million. As of April 3, 2022 and January 2, 2022, there were no convertible preferred stock warrants outstanding.

Common Stock Warrants

In connection with the Business Combination in July 2021, the Company assumed 17,500,000 Common Stock Warrants outstanding, which consisted of 11,500,000 warrants held by third-party investors (the “Public Warrants”) and 6,000,000 Private Placement Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability.

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

As of January 2, 2022, the Company had 4,322,106 Public Warrants outstanding. During the period from January 3, 2022 through January 7, 2022, there were 4,126,466 shares of the Public Warrants exercised with gross proceeds of $47.5 million. As of January 7, 2022 after 5:00 pm New York City time, there were 195,640 warrant remained unexercised, which were voided and were no longer exercisable. Pursuant to the warrant agreement, the holders of the Public Warrants were entitled to receive $0.01 per warrant from the Company. In addition, the Public Warrants were delisted and were no longer available for trading in the Nasdaq on January 7, 2022 after close of market.

On January 19, 2022, the Company received net proceeds of $52.8 million from the warrant exercises, including the $5.3 million of other receivable included in Prepaids and other current assets on the Consolidated Balance Sheet as of January 2, 2022. As of April 3, 2022, there were no Public Warrants outstanding.

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Private Placement Warrant

The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of the Sponsor in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant will become exercisable for one whole share of the Company’s common stock at a price of $11.50 per share on December 5, 2021. As of April 3, 2022, the Company had 6,000,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information.

Note 8. Net Earnings (Loss) per Share

The Company computes net earnings per share (“EPS”) of common stock using the two-class method. Basic EPS is computed using net income (loss) divided by the weighted-average number of common stock shares outstanding. Diluted EPS is computed using net income (loss) with an adjustment of changes in fair value of the Private Placement Warrants recorded in earnings divided by the total of weighted-average number of common stock shares outstanding and any dilutive potential common stock shares outstanding. Dilutive potential common stock shares included the assumed stock options exercises, vesting and issuance activities of restricted stock units and estimated common stock issuance under the employee stock purchase plan.

As the Company reported net loss for the quarter ended March 31, 2021, all of these potentially dilutive securities were anti-dilutive. Accordingly, the diluted net loss per share of common stock was the same as basic net loss per share of common stock. In connection with the Business Combination, shares of the Company’s common stock and all potentially dilutive securities for the prior periods were retroactively adjusted based on the exchange ratio established in the Business Combination. Please refer to Note 3 “Business Combination” to the consolidated financial statements for the year ended January 2, 2022 included in the Annual Report.

The following table sets forth the computation of the Company’s basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount):

	For the Quarters Ended
	April 3, 2022	March 31, 2021

Numerator:
Net income (loss) attributable to common stockholders - basic	$42,707	$(16,165)
Increase in fair value of Private Placement Warrants	(67,800)	—
Net loss attributable to common stockholders - Diluted	$(25,093)	$(16,165)

Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share of common stock, basic	151,648,439	95,816,889
Dilutive effect of Private Placement Warrants	1,690,023	—
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	153,338,462	95,816,889

Net income (loss) per share of common stock:
Basic	$0.28	$(0.17)
Diluted	$(0.16)	$(0.17)

The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the quarters ended April 3, 2022 and March 31, 2021. As the Company reported net loss for the quarter ended March 31, 2021, all of these potentially dilutive securities were anti-dilutive.

	April 3, 2022	March 31, 2021
Stock options outstanding	5,536,905	730,176
Restricted stock units outstanding	917,079	—
Employee stock purchase plan estimated shares	78,198	—

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Stock-based Compensation

The Company issues stock-based compensation to employees and non-employees in the form of stock options and restricted stock units (“RSUs”). Additionally, the Company also offers employee stock purchase plan (“ESPP”) to its eligible employees. The Company uses Black-Scholes option pricing model to value its stock options granted and the estimated shares to be purchased under the ESPP. For RSUs, the Company uses its common stock price, which is the last reported sales price on the grant date to value them. The Company records forfeitures as they occur.

The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the condensed consolidated statements of operations for the periods presented below (in thousands).

	For the Quarters Ended
	April 3, 2022	March 31, 2021
Cost of revenue	$—	$274
Research and development	2,512	959
Selling, general and administrative	2,726	185
Total stock-based compensation expense	$5,238	$1,418

For the quarter ended April 3, 2022, the Company capitalized $0.3 million of stock-based compensation as property and equipment, net in the condensed consolidated balance sheet. There was no recognized tax benefit related to stock-based compensation expense for the quarters ended April 3, 2022 and March 31, 2021. In addition, the Company accrued $1.0 million of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of April 3, 2022.

As of April 3, 2022, there was approximately $50.6 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.6 years.

Stock Option Activity

The following table summarized stock option activities for the quarter ended April 3, 2022 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)(2)
Balances as of January 3, 2022	5,753,005	$8.88
Granted	31,190	15.47
Exercised	(91,910)	2.17		$1,249
Forfeited	(155,380)	8.20
Balances as of April 3, 2022	5,536,905	$9.05	9.0	$32,364
Vested and expected to vest at April 3, 2022	9,839,447	$5.12	8.8	$95,515
Vested and exercisable at April 3, 2022	914,342	$6.60	8.3	$7,466
Unvested and exercisable at April 3, 2022	4,217,643	$8.84	9.0	$24,899

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)

The aggregate intrinsic value of the stock options outstanding as of April 3, 2022 represents the value of the Company’s closing stock price at $14.74 on April 1, 2022 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.

ENOVIX CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 3, 2022, 4,302,542 shares remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of April 3, 2022 was $0.3 million and was recorded in other current and non-current liabilities in the condensed consolidated balance sheets.

Restricted Stock Unit Activity

The Company generally grants RSUs with requisite service vesting condition. Each RSU is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company’s common stock upon vesting. The following table summarized RSUs activities for the quarter ended April 3, 2022 (in thousands, except share and per share amount).

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Non-vested RSUs Balances as of January 2, 2022	535,449	$23.38
Granted	446,075	17.55
Vested	(33,761)	20.84
Forfeited	(30,684)	26.27
Non-vested RSUs outstanding as of April 3, 2022	917,079	$20.54

Note 10. Related Party

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

Related Party Loans

On May 24, 2021, the Company issued to a member of the board of directors a secured promissory note (the “Secured Promissory Note”) with an aggregate principal balance of $15.0 million and an interest at a rate of 7.5% per annum, payable monthly and on the maturity date. On July 14, 2021, the Company repaid all amounts outstanding under the Secured Promissory Note, which totaled $15.2 million in principal and interest. In the connection with the note repayment, the Company incurred $0.1 million of loss on early debt extinguishment related to the write-off of unamortized debt issuance costs in the third quarter of 2021. The Company paid $0.2 million of interest for the fiscal year ended January 2, 2022. As of April 3, 2022 and January 2, 2022, the Company had no outstanding debt.

Employment Relationship

The Company employs a family member of the Company’s Chief Executive Officer as an equipment engineer in Fremont.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s consolidated results of operations and financial condition as of April 3, 2022 and for the quarter ended April 3, 2022 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We design, develop and plan to commercially manufacture an advanced silicon-anode lithium-ion battery using our proprietary 3D cell architecture that increases energy density and maintains high cycle life. This enables us to use silicon as the only active lithium cycling material in the anode. We have applied an equally innovative approach to develop proprietary roll-to-stack production tools that ‘drop-in’ to existing lithium-ion battery manufacturing lines and increase megawatt hour capacity. Our silicon anode battery architecture allows lithium-ion batteries to be produced smaller, cheaper and more efficiently than current alternatives.

To date, we have concentrated our operational effort on researching and developing the cutting-edge technology behind our silicon-anode lithium-ion battery. Over the past several years, we have signed agreements to provide engineering and proof of concept samples to blue-chip companies in the consumer electronic industry (smartwatches, augmented reality/virtual reality, smartphones, fire/life/safety radios, laptops). In addition to those industries, we are pursuing the deployment of our technology with leading global automobile manufacturers to develop patented battery technology for the electric vehicle (“EV”) market.

We currently lease our headquarters, engineering and manufacturing space in Fremont, California. In 2020, we started procuring equipment for our first high volume production line (“Fab-1”). The first of this equipment began arriving in early 2021. Fab-1 is now operational, with first production revenue forecasted in the second quarter of 2022. In May 2022, we began ordering our second generation (“Gen2”) production line, which we plan to install at a second production facility (“Fab-2”) in the first half of 2023.

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

Business Combination

On July 14, 2021 (the “Closing Date”), Enovix Corporation, a Delaware Corporation (“Legacy Enovix”), Rodgers Silicon Valley Acquisition Corp. (“RSVAC”) and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Merger” or the “Business Combination”), by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the “Special Meeting”). Following the consummation of the Merger on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation (“ Enovix”). Enovix raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” to the consolidated financial statements for the year ended January 2, 2022 included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 (the “Annual Report”), for further details of the Business Combination.

Comparability of Financial Information

Our future results of operations and financial position may not be comparable to historical results as a result of the Merger.

Key Trends, Opportunities and Uncertainties

We generate revenue from payments received from our customers based on executed engineering revenue contracts (the “Service Revenue”) for the development of silicon-anode lithium-ion battery technology. We have not commenced shipment of commercially manufactured batteries, and thus, no product revenue has been generated to date. Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges as described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Q1 2022 Highlights:

During the first quarter of 2022, we achieved two very important milestones.

•
We produced advanced 3D SiliconTM lithium-ion batteries for customers from our first production line for customer qualification. By moving into production in the wearable category, we expect to recognize our first product revenue in the second quarter of 2022.
•
We announced BrakeFlowTM, a breakthrough in advanced lithium-ion battery safety. This critical innovation was possible due to our unique battery architecture, and we believe it puts considerable distance between us and any competitor that plans to meaningfully increase the energy in its batteries.

Our revenue funnel was $1.5 billion at the end of first quarter of 2022, which comprised of $1.11 billion of Engaged Opportunities and $371.0 million of Active Designs and Design Wins. Our revenue funnel is defined as the potential value of a full production year for all of the customer projects for which we have been engaged. The components of the revenue funnel are:

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

The speed with which we convert our revenue funnel to purchase orders and revenue will ultimately be governed by how fast we qualify customers, improve our manufacturing processes and bring on additional capacity.

Product Development

We have developed and delivered standardized sample (i.e., prototype) batteries to multiple, industry leading consumer electronics manufacturers. External validation of the performance of these samples has led to several Service Revenue contracts between us and these customers. Pursuant to each of these agreements, we are developing custom 3D silicon lithium-ion batteries for specific wearable, mobile computing and communication device applications. The design and development phases and the manufacturing of these custom samples are performed at our headquarters in Fremont, California. In January 2022, we began shipping 3D silicon lithium-ion batteries for qualification to customers. We continue to expect to recognize first product revenue in the second quarter of 2022. In May 2022, we began ordering equipment for our Gen2 production line and plan on installing this line in Fab-2 in the first half of 2023. The Gen2 manufacturing line is designed to be faster and require less space than our existing lines at Fab-1 in Fremont (“Gen1”). Additionally, in 2022, we plan to order a new pilot line (the “Agility” line) based on this design to respond to increasing customer engagement and a desire to shorten custom-cell qualification timelines.

Commercialization

Currently, we are building out our Fab-1 at our headquarters in Fremont, California. We have commenced deliveries of qualification cells from Fab-1. We have experienced challenges associated with building out Fab-1 including technical issues negatively impacting yield and volume production, and extended shipping times, supply chain constraints and intermittent vendor support during equipment bring-up resulting from COVID-19 travel restrictions imposed by certain countries in Asia. Fab-1 features a first-of-its-kind line for battery production. As a result, we regularly face and overcome new challenges to improve yield and output. Simultaneously, these efforts have provided and continue to provide valuable learning experiences, allowing us to improve our processes and equipment for future lines. With production underway, our focus in Fab-1 is on increasing volumes and yields. The large majority of the process steps that make up Fab-1 operate today at very high yields. A small number are yielding below 95%, and we have a documented plan to drive these to their targeted yields. Delivering to plan is a journey of many incremental improvements that our operations team undertakes daily. These learnings have given us confidence to move forward with purchases for Fab-2. In 2022, we plan to incrementally scale up Fab-1 output from our headquarters in Fremont to produce batteries for the wearables market while also making larger cells for customer qualification in the mobile communications and laptop markets.

The net proceeds from the Merger and proceeds from the exercise of our Public Warrants enable us to complete and further expand Fab-1, pursue Fab-2, accelerate research and development and undertake additional initiatives.

Market Focus and Market Expansion

Our near-term focus is on the following market applications: wearables (smartwatches, AR/VR, headsets, etc.), computing and mobile communications. We are actively sampling to potential customers in these markets and have design wins in each. We have also engaged with new customers in product applications, such as action cameras, portable gaming and smartwatches built for children. We believe this strategy will allow us to deliver energy densities years ahead of the competition.

We believe focusing on these categories ahead of EVs is the right strategy for any advanced battery company because of the economic and time-to-market advantages. Entering the EV battery market requires billions of dollars of capital to build Gigafactories, offers lower prices per kWh than mobile electronics and demands long qualification cycles. We believe the best approach is to start in premium markets where we can leverage our differentiated technology and solidify our manufacturing process while driving toward profitability At the same time, we are seeding our entry into the EV battery market by sampling batteries to EV original equipment manufacturers (“OEMs”) and continuing work on our three-year grant with the U.S. Department of Energy to demonstrate batteries featuring our silicon anode paired with EV-class cathode materials. Our goal is to translate this work into partnerships (e.g., joint ventures or licensing) with EV OEMs or battery OEMs in order to commercialize our technology in this end market.

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

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. While we expect certain regulations under President Biden’s administration could, if adopted, facilitate market demand and revenue growth, other potential regulations, if adopted, could result in additional operating costs.

Components of Results of Operations

Service Revenue

Service Revenue contracts generally include the design and development efforts to conform our existing battery technology with customers’ required specifications. Consideration for Service Revenue contracts generally becomes payable when we meet specific contractual milestones, which include the design and approval of custom cells, procurement of fabrication tooling to meet the customer’s specifications, and fabrication and delivery of custom cells from our pilot production line. Within the existing Service Revenue contracts, the amount of consideration is fixed, the contracts contain a single performance obligation, and revenue is recognized at the point in time the final milestone is met (i.e., a final working prototype meeting all required specifications) and the customer obtains control of the deliverable. During all periods presented, we did not recognize any Service Revenue as final milestones were not yet met.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of engineering services, allocated facilities costs, depreciation, development expenses, materials, labor and stock-based compensation related primarily to our (i) technology development, (ii) design, construction, and testing of preproduction prototypes and models, and (iii) certain costs related to the design, construction and operation of our pilot plant that are not of a scale economically feasible to us for commercial production. Research and development costs are expensed as incurred.

To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility in Fremont, California, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will increase significantly for the foreseeable future as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We are establishing a research and development center in India that will initially focus on developing machine learning algorithms.

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

Other Income (Expense), net

Other income and expenses, net primarily consist of interest expense, fair value adjustments for outstanding convertible preferred stock warrants and fair value adjustments for outstanding common stock warrants.

Income Tax Expense (Benefit)

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

Comparison of Quarter Ended April 3, 2022 to Three Months Ended March 31, 2021

The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands, except share and per share amount):

	For the Quarters Ended
	April 3, 2022	March 31, 2021	Change ($)	% Change
Operating expenses:
Cost of revenue	$515	$1,631	$(1,116)	(68%)
Research and development	12,731	5,589	7,142	128%
Selling, general and administrative	11,869	4,161	7,708	185%
Total operating expenses	25,115	11,381	13,734	121%
Loss from operations	(25,115)	(11,381)	(13,734)	121%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	67,800	(4,781)	72,581	N/M
Other income (expense), net	22	(3)	25	N/M
Total other income (expense), net	67,822	(4,784)	72,606	N/M
Net income (loss)	$42,707	$(16,165)	$58,872	(364%)

N/M – Not meaningful

Cost of Revenue

Cost of revenue for the quarter ended April 3, 2022 was $0.5 million, compared to $1.6 million during the quarter ended March 31, 2021. From time to time, we enter into Service Revenue customer contracts. Service Revenue from these customer contracts was deferred as of April 3, 2022 because we had not delivered the final working prototype (the single performance obligation) nor had the customer taken control of the deliverable. The estimated final delivery date of these Service Revenue contracts is within the next twelve months.

In the execution of satisfying the single performance obligation per the existing Service Revenue contracts, certain costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred contract costs are recognized as cost of revenue in the period when the related revenue is recognized.

The decrease in cost of revenue of $1.1 million, or 68% was due to the timing of when costs attributable to a specific contract with a customer were incurred. As of April 3, 2022 and January 2, 2022, we had $4.5 million and $4.6 million, respectively, of deferred contract costs and $7.9 million and $7.9 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets.

Research and Development Expenses

Research and development expenses for the quarter ended April 3, 2022 were $12.7 million, compared to $5.6 million during the quarter ended March 31, 2021. The increase of $7.1 million, or 128% was primarily attributable to an increase in our research and development employee headcount resulting in a $2.3 million increase in salaries and employee benefits, a $1.6 million increase in stock-based compensation expenses and a $1.3 million increase in subcontractor costs. The remaining increase of $1.9 million was primarily due to the increased facility and IT costs, tooling and materials and other miscellaneous research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended April 3, 2022 were $11.9 million, compared to $4.2 million during the quarter ended March 31, 2021. The increase of $7.7 million, or 185% was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $2.7 million increase in salaries and employee benefits and a $2.5 million increase in stock-based compensation expenses. The remaining increase of $2.5 million is primarily comprised of a $1.9 million increase in legal and professional fees and other miscellaneous expenses.

Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants

The change in fair value of common stock warrants of $67.8 million for the quarter ended April 3, 2022 was primarily attributable to a decrease, during the quarter, in the fair value of the 6,000,000 common stock warrants that are held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). As of April 3, 2022, there were no Legacy Enovix convertible preferred stock warrants outstanding.

For the quarter ended March 31, 2021, there was a change in fair value of $4.8 million of the Legacy Enovix convertible preferred stock warrants resulting from an increase in Legacy Enovix’s enterprise value during the quarter ended March 31, 2021. The change in the fair value of the convertible preferred stock warrants and common stock warrants was recorded as other income (expense), net.

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

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings (net loss) adjusted for interest expense; income taxes; depreciation expense, and amortization expense. “Adjusted EBITDA” includes additional adjustments to EBITDA such as stock-based compensation expense; change in fair value of convertible preferred stock warrants, common stock warrants and convertible promissory notes; loss on early debt extinguishment and other special items as determined by management which it does not believe to be indicative of its underlying business trends. EBITDA and Adjusted EBITDA are intended as supplemental financial measures of our performance that are neither required by, nor presented in accordance with GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends, and in comparing our financial measures with those of comparable companies, which may present similar Non-GAAP financial measures to investors.

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

Below is a reconciliation of net income (loss) on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands):

	For the Quarters Ended
	April 3, 2022	March 31, 2021
Net income (loss)	$42,707	$(16,165)
Depreciation and amortization	448	141
EBITDA	43,155	(16,024)
Stock-based compensation expense	5,238	1,418
Change in fair value of convertible preferred stock warrants and common stock warrants	(67,800)	4,781
Adjusted EBITDA	$(19,407)	$(9,825)

Free Cash Flow

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

	For the Quarters Ended
	April 3, 2022	March 31, 2021
Net cash used in operating activities	$(19,689)	$(8,610)
Capital expenditures	(10,451)	(7,141)
Free Cash Flow	$(30,140)	$(15,751)

Liquidity and Capital Resources

We have incurred recurring operating losses and negative cash flows from operations since inception through April 3, 2022 and expect to incur operating losses for the foreseeable future. As of April 3, 2022, we had cash and cash equivalents of $408.2 million, a working capital of $398.1 million and an accumulated deficit of $290.4 million. Prior to the Business Combination, we had financed our operations primarily from the sales of convertible preferred stock, borrowing from convertible promissory notes, borrowing from a secured promissory note. In connection with the Business Combination in July 2021, we raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” of the notes to the consolidated financial statements for the year ended January 2, 2022 included in the Annual Report for more information. In December 2021, we received $77.2 million of gross proceeds from the exercises of the Public Warrants (as defined under the heading “Common Stock Warrants” in Note 7 “Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q), which were being traded in the Nasdaq Global Select Market (“Nasdaq”). In January 2022, we received $52.8 million of net proceeds from the exercise of the Public Warrants. We plan to use the proceeds from the exercises of the Public Warrants for general corporate purposes.

Material Cash Requirements

As of April 3, 2022, we had cash and cash equivalents of $408.2 million. We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In fiscal year 2022 and over the next several years, we expect that our research and development expenses and selling, general and administrative expenses to continue to increase.

For the quarter ended April 3, 2022, we purchased $10.5 million for property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production.

Based on the anticipated spending, cash received from the Business Combination and net proceeds from the exercises of the Public Warrants, and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, and access to other public or private equity offerings. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may be differ from our estimates, and we could utilize our available capital resources sooner than we expect.

Summary of Cash Flows

The following table provides a summary of cash flow data for the periods presented below (in thousands):

	For the Quarters Ended
	April 3, 2022	March 31, 2021	Change ($)
Net cash used in operating activities	$(19,689)	$(8,610)	$(11,079)
Net cash used in investing activities	(10,451)	(7,141)	(3,310)
Net cash provided by (used in) financing activities	53,025	(76)	53,101
Change in cash, cash equivalents and restricted cash	$22,885	$(15,827)	$38,712

Quarter Ended April 3, 2022 Compared to Quarter Ended March 31, 2021

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

Net cash used in operating activities was $19.7 million for the quarter ended April 3, 2022. Net cash used in operating activities consists of net income of $42.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $67.8 million, stock-based compensation expense of $5.2 million and depreciation and amortization expense of $0.4 million.

Net cash used in operating activities was $8.6 million for the for the quarter ended March 31, 2021. Net cash used in operating activities consists of net loss of $16.2 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of convertible preferred stock warrants of $4.8 million and stock-based compensation expense of $1.6 million.

Investing Activities

Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. We expect the costs to acquire property and equipment to increase substantially in the near future as we complete the build-out of our manufacturing facility for our battery manufacturing production. Net cash used in investing activities, which were primarily related to equipment purchases, were $10.5 million and $7.1 million for the quarters ended April 3, 2022 and March 31, 2021, respectively.

Financing Activities

Net cash provided by financing activities was $53.0 million for the quarter ended April 3, 2022, which primarily consisted of $52.8 million of net proceeds from the exercises of common stock warrants and $0.2 million of proceeds from the exercise of stock options.

Net cash used in financing activities was $0.1 million for the quarter ended March 31, 2021, which was primarily related to $0.3 million of payments of transaction costs related to Business Combination and PIPE financing, which was partially offset by $0.3 million of proceeds from exercises of convertible preferred stock warrants and stock options.

Contractual Obligations and Commitments

We lease our headquarters, engineering, and manufacturing space in Fremont, California under a single non-cancelable operating lease with an expiration date of August 31, 2030. We also lease a small office in Fremont, California under a noncancelable operating lease that expires in April 2026 with an option to extend the lease for five years. For the lease payment schedule, please see Note 5 “ Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.

We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancelable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancelable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of April 3, 2022, our commitments included an estimated amount of approximately $11.5 million relating to our open purchase orders and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please see Note 6 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, an EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

In addition, we intend to rely on the other exemptions and reduce reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation- related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation and estimates to fair value of common stock warrants. Certain accounting policies have a more significant impact on our financial statements due to the size of the financial statement elements and prevalence of their application.

There have been no material changes to our critical accounting policies and estimates disclosed in Part II, Item 7 of the Annual Report on Form 10-K.

Recent Accounting Pronouncements

See section “Recently Adopted Accounting Pronouncements” of Note 2 “Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk

The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of April 3, 2022, we had cash and cash equivalents of $408.2 million, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. As of April 3, 2022, we had no outstanding interest bearing debt.

Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.

Foreign Currency Risk

There was no material foreign currency risk for the quarters ended April 3, 2022 and March 31, 2021. Our activities to date have been limited and were conducted primarily in the U.S.

The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Inflation Risk

There was no material inflation risk for the quarters ended April 3, 2022 and March 31, 2021 as our activities to date have been primarily related to research and development activities, as well as our Fab-1 construction.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of April 3, 2022, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of April 3, 2022, that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended April 3, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information included under the heading “Litigation” in Note 6 “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risks facing our business have not changed substantively from those discussed in our Annual Report, except for those risks marked with an asterisk (*).

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
•
We currently do not have manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring an additional facility online, our business will be negatively impacted and could fail.
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

Our roadmap to improve our energy density requires us to implement higher energy density materials for both cathodes and anodes. To successfully use these materials, we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing techniques. It could take us longer to incorporate these new materials, or we might not be able to achieve every cell performance specification required by customers. Further, we will need to make improvements in packaging technology to achieve our energy density roadmap. These improvements could take longer or be more difficult than forecasted. This could reduce the performance or delay the availability of products to customers. In addition, we have not yet achieved every specification for all of the products we plan to produce in our first year of production. The failure to achieve all of these specifications or adequately address each of these other challenges could impact the performance of our cells or delay the availability of these products to our customers.

We rely on a new and complex manufacturing process for our operations: achieving production involves a significant degree of risk and uncertainty in terms of operational performance and costs.*

Although we have developed our Li-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, all of which has not yet been qualified to operate at large-scale manufacturing volumes. The large majority of the process steps that make up our manufacturing process in our Gen1 manufacturing line operate at high yields, but a small number are yielding below 95%. We have also begun placing equipment orders for our Gen2 manufacturing line and expect to take delivery of this equipment at Fab-2, the site of which is to be announced. It may take longer than expected to install, qualify and release the Gen2 line at Fab-2 and make modifications to the Gen1 equipment to achieve our goals for throughput and yield. The work required to develop this process and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with developers and equipment providers to ensure that it works properly for our unique battery technology. This integration work will involve a significant degree of uncertainty and risk, and we may not be able to achieve our goals for throughput and yield. Further, the integration work may result in the delay in the scaling up of production or result in additional cost to our battery cells.

Both our Fremont pilot manufacturing line and our large-scale Gen1 and Gen2 manufacturing lines require large-scale machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed.

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

Even if we are able to successfully complete development of and modify, as necessary, this new and complex manufacturing process, we may not be able to produce our lithium-ion batteries in commercial volumes in a cost-effective manner.

We currently do not have manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring an additional facility online, our business will be negatively impacted and could fail.

Currently, we are completing our manufacturing facility in Fremont, California. Even if we are able to overcome the challenges in designing and refining our manufacturing process, this manufacturing facility will only have two manufacturing lines which will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand. We are in the process of locating additional facilities which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected customer demands. However, we have not yet located a suitable facility and, even if we are able to do so, there is no guarantee that our manufacturing process will scale to produce lithium-ion batteries in quantities sufficient to meet demand. Further, even if we are able to locate such a facility, there is no guarantee that we will be able to lease or acquire such a facility on commercially reasonable terms or at all.

Even if we overcome the manufacturing challenges and achieve volume production of our lithium-ion battery, if the cost, performance characteristics or other specifications of the battery fall short of our or our customers’ targets, our sales, product pricing and margins would likely be adversely affected.

We may not be able to source or establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.*

We rely on third-party suppliers for components necessary to develop and manufacture our lithium-ion batteries, including key supplies, such as our anode, cathode and separator materials. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines.

Our business depends on the continued supply of certain materials for our products and we expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. The cost of our batteries depends in part upon the prices and availability of raw materials such as lithium, silicon, nickel, cobalt, copper and/or other metals. The prices for these materials fluctuate and their available supply may be unstable depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products, recent inflationary pressures, supply chain disruption caused by the COVID-19 pandemic and war or other armed conflicts, including Russia’s invasion of Ukraine. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. Any reduced availability of these materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components, including as a result of recent inflationary pressures, by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.

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

Currency fluctuations, trade barriers, trade sanctions, export restrictions, tariffs, embargoes or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, our factory is located in Fremont, California and our products require materials and equipment manufactured outside the country, including the People’s Republic of China (the “PRC”). If tariffs are placed on these materials and equipment, it could materially impact our ability to obtain materials on commercially reasonable terms.

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

If we are unable to cost-efficiently manufacture, market, sell and distribute our lithium-ion batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any lithium-ion battery cells at volume, and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve certain goals in connection with rates of throughput, use of electricity and consumables, yield and rate of automation demonstrated for mature battery, battery material and manufacturing processes, that we have not yet achieved and may not achieve in the future. We are planning on improving the productivity and reducing the cost of our production lines relative to the first line we build. In addition, we are planning continuous productivity improvements going forward. If we are unable to achieve these targeted rates or productivity improvements, our business will be adversely impacted.

Risks Related to Our Customer

Our relationships with our current customers are subject to various risks which could adversely affect our business and future prospects.

Our customers’ products are typically on a yearly or longer refresh cycles. If we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to pass all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temp storage capacity and swelling, etc. While we have product wins for which we are designing custom products for specific customers, we do not have purchase orders for each of these products. Should we not be able to convert these design wins into orders, our financial performance would be impacted. Batteries are known in the market to have historically faced risk associated with safety (e.g., Samsung Galaxy Note), and therefore customers can be reluctant to take risks on new battery technologies. Since no new battery technology has entered the market for thirty years, it may be difficult for us to overcome customer risk objections. If unanticipated problems arise, it may raise warranty costs and adversely affect revenue and profit.

In addition, one of our customers has exclusive rights to purchase our batteries for use in the augmented reality and virtual reality space through 2024, which could limit our ability to sell batteries to other customers in this space, which may limit our ability to grow our business in the augmented reality and virtual reality space through 2024.

If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.*

We have experienced a limited number of returns of batteries that have failed to perform as expected. Once commercial production of our lithium-ion battery cells commences, our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our lithium-ion batteries. There can be no assurance that we will be able to detect and fix any defects in our lithium-ion batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, we could lose design wins and customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.

Our battery architecture is different than others and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to action cameras, portable gaming and smartwatches built for children. In addition, we have limited historical data on the performance and reliability of our batteries over time, and therefore it could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. In addition, the electrodes and separator structure of our battery is different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field. Such an event could result in the failure of our end customers’ products as well as the loss of life or property. Such an event could result in severe financial penalties for us, including the loss of revenue, cancelation of supply contracts and the inability to win new business due to reputational damage in the market. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.

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

We incurred net income (loss) of approximately $42.7 million and $(16.2) million, respectively, for the quarters ended April 3, 2022 and March 31, 2021 and an accumulated deficit of approximately $290.4 million as of April 3, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries.

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

We develop lithium-ion battery cells for industrial and consumer equipment and intend to supply these lithium-ion battery cells for industrial and consumer applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news reports have indicated that several electric vehicles that use high-power lithium-ion batteries have caught on fire. As such, any adverse publicity and issues as to the use of high-power batteries in automotive or other applications will affect our business and prospects. In addition, any failure of our battery cells may cause damage to the industrial or consumer equipment or lead to personal injury or death and may subject us to lawsuits. We may have to recall our battery cells, which would be time-consuming and expensive. Further, product liability claims, injuries, defects or other problems experienced by other companies in the lithium-ion battery market could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

The battery market continues to evolve and is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our silicon anode technology, which is being designed to outperform conventional lithium-ion battery technology and other battery technologies. However, lithium-ion battery technology has been widely adopted, and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may make improvements in energy density faster than they have historically and what we have assumed, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage and price premium, which would negatively impact the prospects for our business or negatively impact our ability to sell our products at a market-competitive price and sufficient margins.

There are a number of companies seeking to develop alternative approaches to lithium-ion battery technology. We expect competition in battery technology to intensify. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Further, our financial modeling assumes that, in addition to improving our core architecture over time, we are able to retain access to state-of-the-art industry materials as they are developed. If industry battery competitors develop their own proprietary materials, we would be unable to access these and would lose our competitive advantage in the market. If we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our lithium-ion batteries, our business will be harmed.

We must continue to commit significant resources to develop our battery technology in order to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements or develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results. Further, the battery industry has historically improved the energy density of its products every year at a rate of 4% to 5% per year. If we are unable to improve our energy density at a rate faster than the industry, our competitive advantage will erode.

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

One or more foreign governments, including the PRC, have concluded that battery technology and battery manufacturing is a national strategic priority and therefore have instituted official economic policies meant to support these activities. These policies may provide our competitors with artificially lower costs. If these lower costs materialize and enable competitive products to be sold into our markets at prices that, if applied to us, would cause us to become unprofitable, our ability to continue operating could be threatened.

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

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. Further, as we locate our new manufacturing facilities, build it out and bring it online, we will need to hire personnel to staff and maintain this facility with the technical qualifications, which we may not be able to do in the location at which this facility is located. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the COVID-19 pandemic and workforce participation rates. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects. In addition, we are highly dependent on the services of Harrold Rust, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. If Mr. Rust or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic.*

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

For example, some employees at our headquarters located in Fremont, California were generally subject to a stay-at-home order from the state government. We have also required some employees at our headquarters located in Fremont, California to isolate or quarantine for a period of time after infection with or exposure to the SARS-CoV-2 virus. These measures have adversely impacted and similar measures may in the future adversely impact our employees, research and development activities and operations and the operations of our suppliers, vendors and business partners and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely. These measures may remain in place for a significant period of time and they are likely to continue to adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

The global impact of COVID-19 has rapidly evolved and continues to rapidly evolve, and we will continue to monitor the situation closely. While it is not possible at this time to predict the duration and extent of the impact that the COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, including the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus, the measures taken by governments, businesses and other organizations in response to the COVID-19 pandemic and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations. Even after the COVID-19 pandemic has ended, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

In the past, we had identified material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Common Stock may be materially adversely affected.

To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the quarter ended April 3, 2022.

Furthermore, if, in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from Nasdaq or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities and litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

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

On March 22, 2021, Michael Costello, a purported stockholder in RSVAC, filed a complaint in the Superior Court of California, San Mateo County, against RSVAC and its board of directors. The case is captioned Michael Costello v. Rodgers Silicon Valley Acquisition Corp., et al., 21-CV-01536. This Costello complaint alleged, among other things, that the RSVAC directors breached their fiduciary duties in connection with the terms of the Business Combination, and that the disclosures in RSVAC’s registration statement regarding the Business Combination were materially deficient. The complaint also alleged aiding and abetting claims against RSVAC. The case was voluntarily dismissed on August 24, 2021.

On April 5, 2021, Derek Boxhorn, a purported stockholder in RSVAC, filed a complaint in the United States District Court for the Southern District of New York against RSVAC and its board of directors. The case is captioned Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY). The Boxhorn complaint alleged, among other things, that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. The case was voluntarily dismissed on October 19, 2021. After the dismissal and on December 3, 2021, the plaintiff filed a motion for attorneys’ fees and costs, which is pending before the court.

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

Risks Related to Our Need for Additional Capital

We may not have adequate funds to finance our operating needs and our growth, and may need to raise additional capital, which we may not be able to do.*

The design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. We may need to raise additional capital to acquire our next manufacturing facility and build it out. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital in the future would have a negative impact on our ability to complete our manufacturing facilities, our financial condition and our ability to pursue our business strategies. The amount of capital that we will be required to raise, and our ability to raise substantial additional capital, will depend on many factors, including, but not limited to:

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
•
the effects of the COVID-19 pandemic on our business, results of operations and financial condition; and
•
volatility in the equity markets, including as a result of war or other armed conflict, such as Russia’s invasion of Ukraine.

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

Further, we cannot guarantee that our business will generate sufficient cash flow from operations to fund our capital expenditures or other liquidity needs. Over time, we expect that we will need to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our batteries, any significant unplanned or accelerated expenses and new strategic investments.

As discussed in the condensed consolidated financial statements, in Part I of this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We incurred net income (loss) of approximately $42.7 million and $(16.2) million, respectively, for the quarters ended April 3, 2022 and March 31, 2021. As of April 3, 2022, we had an accumulated deficit of $290.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, prepare for commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

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

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States, and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, we have not established our intellectual property rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which we have not prosecuted out intellectual property. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, and competitors’ ability to design around our intellectual property would enable competitors to offer similar or better batteries, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.

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

Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others, and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operations and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.

Our manufacturing process will have hazards such as, but not limited to, hazardous materials, machines with moving parts and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims or other actions that impact the company brand, finances or ability to operate.

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
•
sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or other armed conflict or terrorism.

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

The holders of the Founder Shares (as defined under the heading “Founder Shares” in Note 10 “Related Party” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the RSVAC IPO. The holders of the Founder Shares and Private Placement Warrants can elect to exercise these registration rights at any time. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the

Business Combination. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of our securities.

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

The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our securities are not listed on, or for any reason become delisted from, Nasdaq and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

Private Placement Warrants are exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

In connection with the RSVAC IPO, RSVAC issued Private Placement Warrants to purchase 6,000,000 shares of Common Stock to the Sponsor. Each Warrant is exercisable to purchase one share of Common Stock at $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock. The Warrants became exercisable 12 months from the closing of the RSVAC IPO, and they expire five years after the completion of the Business Combination or earlier upon redemption or liquidation, as described in our Registration Statement on Form S-1, filed with the SEC on August 2, 2021, as may be amended.

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

Global conflicts could adversely impact our business, costs, supply chain, sales, financial condition or results of operations.*

In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflict has materially adversely affected and is likely to continue to materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on the Company, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, an increased level of expertise of hackers and new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information and other data. There can be no guarantee that our efforts to secure our computer systems against intrusion or exfiltration will be successful.

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

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars or other armed conflicts, health epidemics such as the COVID-19 pandemic, and other calamities. Our headquarters and initial manufacturing facilities are located in Fremont, California, which is prone to earthquakes. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

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

In general, under Sections 382 and 383 of the Code and corresponding provisions under state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset future taxable income and taxes. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If Legacy Enovix has experienced an ownership change at any time since its incorporation, we may already be subject to limitations on our ability to utilize Legacy Enovix’s existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination and future changes in our stock ownership, which may be outside of our control, may have triggered or may trigger an ownership change. Similar provisions of state tax law may also apply to suspend or otherwise limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Enovix’s NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
31.2

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

*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and are not filed with the SEC for purposes of Exchange Act nor shall they be deemed incorporated by reference into any filing of Enovix Corporation under the Exchange Act or Securities Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 18, 2022	Enovix Corporation

	By:	/s/ Harrold Rust
Harrold Rust
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steffen Pietzke
Steffen Pietzke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)