Form 10-Q
period 2022-07-03
Enovix Corp
filed 2022-08-16
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to __________
Enovix Corporation
(Exact Name of Registrant as Specified in Charter)
(Successor to RODGERS SILICON VALLEY ACQUISITION CORP.)

Delaware	001-39753	85-3174357
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
3501 W Warren Avenue
Fremont , California 94538
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2022, 157,148,372 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about our:
•ability to build and scale our advanced silicon-anode lithium-ion battery, our production and commercialization timeline;
•ability to meet milestones and deliver on our objectives and expectations, the implementation and success of our products, technologies, business model and growth strategy, various addressable markets, market opportunity and the expansion of our customer base;
•ability to meet the expectations of new and current customers, our ability to achieve market acceptance for our products;
•financial performance, including revenue, expenses and projections thereof;
•ability to convert our revenue funnel to purchase orders and revenue;
•placement of equipment orders for our next-generation manufacturing lines, the speed of and space requirements for our next-generation manufacturing lines relative to our existing lines at Fab-1 in Fremont;
•factory sites and related considerations, including site selection, location and timing of build-out, and benefits thereof; and
•ability to attract and hire additional service providers, the strength of our brand, the build out of additional production lines, our ability to optimize our manufacturing process, our future product development and roadmap and the future demand for our lithium-ion battery solutions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	July 3, 2022	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$384,730	$385,293
Accounts receivable, net	102	—
Inventory	669	—
Deferred contract costs	1,340	4,554
Prepaid expenses and other current assets	2,026	8,274
Total current assets	388,867	398,121
Property and equipment, net	90,932	76,613
Operating lease, right-of-use assets	6,407	6,669
Other assets, non-current	1,049	1,162
Total assets	$487,255	$482,565
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,133	$3,144
Accrued expenses	3,357	7,109
Accrued compensation	6,579	4,101
Deferred revenue	275	5,575
Other liabilities	722	707
Total current liabilities	17,066	20,636
Warrant liability	30,060	124,260
Operating lease liabilities, non-current	8,661	9,071
Deferred revenue, non-current	2,590	2,290
Other liabilities, non-current	138	191
Total liabilities	58,515	156,448
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 156,678,690 and 152,272,287 as of July 3, 2022 and January 2, 2022, respectively	15	15
Preferred stock, $0.0001 par value; authorized shares of 10,000,000; no shares issued or outstanding as of July 3, 2022 and January 2, 2022, respectively	—	—
Additional paid-in-capital	720,305	659,254
Accumulated deficit	(291,580)	(333,152)
Total stockholders’ equity	428,740	326,117
Total liabilities and stockholders’ equity	$487,255	$482,565
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021	July 3, 2022	June 30, 2021
Revenue	$5,101	$—	$5,101	$—
Cost of revenue	5,739	112	6,254	1,743
Gross margin	(638)	(112)	(1,153)	(1,743)
Operating expenses:
Research and development	15,827	9,523	28,558	15,112
Selling, general and administrative	11,566	4,548	23,435	8,709
Total operating expenses	27,393	14,071	51,993	23,821
Loss from operations	(28,031)	(14,183)	(53,146)	(25,564)
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	26,400	—	94,200	(4,781)
Interest expense, net	—	(135)	—	(135)
Other income (expense), net	496	15	518	12
Total other income (expense), net	26,896	(120)	94,718	(4,904)
Net income (loss)	$(1,135)	$(14,303)	$41,572	$(30,468)

Net income (loss) per share, basic	$(0.01)	$(0.15)	$0.27	$(0.32)
Weighted average number of common shares outstanding, basic	152,521,389	97,433,726	152,082,655	96,629,530
Net income (loss) per share, diluted	$(0.18)	$(0.15)	$(0.34)	$(0.32)
Weighted average number of common shares outstanding, diluted	152,521,389	97,433,726	152,924,803	96,629,530
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2022	152,272,287	$15	$659,254	$(333,152)	$326,117
Issuance of common stock upon exercise of stock options	91,910	—	200	—	200
Issuance of common stock upon exercise of common stock warrants	4,126,466		47,452		47,452
Vesting of early exercised stock options	—	—	42	—	42
Vesting of restricted stock units	34,941	—	—	—	—
Repurchase of unvested restricted common stock	(105,886)	—	—	—	—
Stock-based compensation	—	—	4,536	—	4,536
Net income	—	—	—	42,707	42,707
Balance as of April 3, 2022	156,419,718	15	711,484	(290,445)	421,054
Issuance of common stock upon exercise of stock options	46,807	—	77	—	77
Issuance of common stock under employee stock purchase plan	126,574	—	1,113	—	1,113
Vesting of early exercised stock options	—	—	28	—	28
Vesting of restricted stock units	115,990	—	—	—	—
Repurchase of unvested restricted common stock	(30,399)	—	—	—	—
Stock-based compensation	—	—	7,603	—	7,603
Net loss	—	—	—	(1,135)	(1,135)
Balance as of July 3, 2022	156,678,690	$15	$720,305	$(291,580)	$428,740
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020, effect of reverse acquisition	100,016,559	$10	$243,484	$(207,278)	$36,216
Issuance of common stock upon exercise of stock options	2,112,373	—	30	—	30
Vesting of early exercised stock options	—	—	24	—	24
Repurchase of unvested restricted common stock	(87,768)	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	2,020,034	—	20,877	—	20,877
Stock-based compensation	—	—	1,555	—	1,555
Net loss	—	—	—	(16,165)	(16,165)
Balance as of March 31, 2021	104,061,198	10	265,970	(223,443)	42,537
Issuance of common stock upon exercise of stock options	9,442	—	4	—	4
Vesting of early exercised stock options	—	—	29	—	29
Repurchase of unvested restricted common stock	(75,111)	—	—	—	—
Stock-based compensation	—	—	2,353	—	2,353
Net loss	—	—	—	(14,303)	(14,303)
Balance as of June 30, 2021	103,995,529	$10	$268,356	$(237,746)	$30,620
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$41,572	$(30,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,531	375
Amortization of right-of-use assets	269	—
Stock-based compensation	13,418	3,675
Changes in fair value of convertible preferred stock warrants and common stock warrants	(94,200)	4,781
Changes in operating assets and liabilities:
Accounts receivable	(102)	—
Inventory	(669)	—
Prepaid expenses and other assets	613	493
Deferred contract costs	3,214	(693)
Accounts payable	249	3,904
Accrued expenses and compensation	(1,191)	1,592
Deferred revenue	(5,000)	1,100
Other liabilities	(3)	99
Net cash used in operating activities	(40,299)	(15,142)
Cash flows from investing activities:
Purchase of property and equipment	(14,473)	(20,573)
Net cash used in investing activities	(14,473)	(20,573)
Cash flows from financing activities:
Payments of transaction costs related to Business Combination and PIPE financing	—	(3,592)
Proceeds from exercise of common stock warrants, net	52,828	—
Proceeds from secured promissory notes, converted promissory notes and paycheck protection program loan	—	14,910
Proceeds from issuance of common stock under employee stock purchase plan	1,112	—
Proceeds from exercise of convertible preferred stock warrants	—	102
Proceeds from the exercise of stock options	277	163
Repurchase of unvested restricted common stock	(8)	(10)
Net cash provided by financing activities	54,209	11,573
Change in cash, cash equivalents, and restricted cash	(563)	(24,142)
Cash and cash equivalents and restricted cash, beginning of period	385,418	29,218
Cash and cash equivalents, and restricted cash, end of period	$384,855	$5,076

Supplemental cash flow data (Non-cash):
Purchase of property and equipment included in liabilities	6,303	2,298
Accrued transaction costs	—	2,133
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)
The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets:

	Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021
Cash and cash equivalents	$384,730	$4,951
Restricted cash included in prepaid expenses and other current assets	125	125
Total cash, cash equivalents, and restricted cash	$384,855	$5,076
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
The Company is focused on the development and commercialization of its silicon-anode lithium-ion batteries. Starting in the second quarter of 2022, the Company has commenced its planned principal operations of commercial manufacturing and has begun to generate revenue from its planned principal business activities.
Business Combination
On July 14, 2021 (the “Closing Date”), Enovix Corporation, a Delaware Corporation (“Legacy Enovix”), Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Business Combination”), by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the “Special Meeting”). Following the consummation of the Business Combination on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation. Please refer to Note 3 “Business Combination” to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022 (the “Annual Report”) for further details of the Business Combination.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception through July 3, 2022 and expects to incur operating losses for the foreseeable future. As of July 3, 2022, the Company had a working capital of $371.8 million and an accumulated deficit of $291.6 million. In connection with the Business Combination in July 2021, the Company raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” of the notes to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report for more information. In December 2021, the Company received $77.2 million of gross proceeds from the exercises of the Public Warrants (as defined under the heading “Common Stock Warrants” in Note 8 “Warrants”), which were being traded in the Nasdaq Global Select Market (“Nasdaq”). In January 2022, the Company received $52.8 million of net proceeds from the exercise of the Public Warrants. The Company plans to use the proceeds from the exercises of the Public Warrants for general corporate purposes.
Based on the anticipated spending, cash received from the Business Combination and timing of expenditure, the Company currently expects that its cash will be sufficient to meet its funding requirements over the next twelve months. Going forward, the Company may require additional financing for its future operation expansion. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of July 3, 2022, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Changes in Shareholders’ equity for the quarters and fiscal years-to-date ended July 3, 2022 and June 30, 2021, and the Condensed Consolidated Statements of Cash Flows for the fiscal years-to-date ended July 3, 2022 and June 30, 2021 are unaudited. These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ equity and cash flows for the periods presented above. The results of operations for the quarter and fiscal year-to-date ended July 3, 2022 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of January 2, 2022 included herein was derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements and related notes included in the Annual Report.
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
Summary of Significant Accounting Policies
As the Company has commenced its planned principal operations of commercial manufacturing in the second quarter of 2022 and adopted Accounting Standards Update (“ASU”), 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company has the following new additions and updates to the significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue Recognition
In June 2022, the Company has begun to generate revenue from its planned principal business activities. The Company recognizes revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The following five steps are applied to achieve that core principle:
1.Identify the contract with the customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations in the contract; and
5.Recognize revenue when the company satisfies a performance obligation.
The Company’s revenue consists of product revenue, resulting from the sale of silicon-anode lithium-ion batteries as well as battery pack products (“Product Revenue”), and service revenue, resulting from payments received from its customers based on executed engineering revenue contracts for the development of silicon-anode lithium-ion battery technology (“Service Revenue”).
Service Revenue
For more details on revenue recognition on Service Revenue, please refer to Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report.
Product Revenue
Product Revenue is recognized once the Company has satisfied the performance obligations and the customer obtains control of the goods at a point in time under the revenue recognition criteria. Product Revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the silicon-anode lithium-ion batteries or battery pack products transferred.
For the quarter ended July 3, 2022, the Company recognized $5.1 million of total revenue, of which $5.1 million represented Service Revenue and an immaterial amount was for Product Revenue. Customer A represented $5.0 million of the Company's total revenue.
As of July 3, 2022 and January 2, 2022, total deferred revenue was $2.9 million and $7.9 million, respectively, and total deferred contract costs were $1.3 million and $4.6 million, respectively.
Product Warranties
The Company provides product warranties, which cover certain repair or replacement under the revenue contracts and it generally ranges from one to three years. Estimated costs related to warranties are recorded in the same period when the product sales occur. The warranty liability reflects management’s best estimates of such costs and are recognized as cost of revenue. The Company continuously monitors its product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors, including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between the estimated costs and the actual costs could be material to the Company’s condensed consolidated financial statements. If actual product failure rates or the frequency or severity of

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
reported claims differ from the estimates, the Company may be required to revise its estimated warranty liability. As of July 3, 2022, the Company's warranty liability on the Condensed Consolidated Balance Sheet was immaterial.
Trade Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. According to ASU 2016-13, the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses are recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The Company recognized an immaterial amount of allowance for expected credit loss as of July 3, 2022 and there was no write-off of accounts receivable for the periods presented. As of July 3, 2022, the Company's accounts receivable, net was insignificant.
Credit Losses
The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company’s investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the fair value of the available-for-sale debt security being below the amortized cost basis are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. As of July 3, 2022, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company did not have available-for-sale investments.
Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Additionally, the cost basis of the Company’s inventory does not include any unallocated fixed overhead costs associated with abnormally low utilization of its factories. See Note 5 “Inventory” for more information.
Property and Equipment
Property and equipment are stated at the Company’s original cost, net of accumulated depreciation. Construction in process is related to the construction or development of property and equipment that have not yet been placed in service for their intended use.
In the second quarter of 2022, the Company has placed its leasehold improvement and machinery and equipment into service for the Company's first production line and has updated the estimated useful lives for its property and equipment. As of July 3, 2022, the Company’s second production line was not yet placed into service as it remains under construction.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Costs for capital assets not yet placed into service are capitalized as construction in process on the Condensed Consolidated Balance Sheets and will be depreciated once placed into service.
Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the following assets below.

	Estimated Useful Life (in Years)
Machinery and equipment	2	-	10
Office equipment and software	3	-	5
Furniture and fixtures	3	-	5
Leasehold improvements	Shorter of the economic life or the remaining lease term
When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the Condensed Consolidated Statement of Operations in the period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed in the Condensed Consolidated Statement of Operations in the period incurred. See Note 4 “Property and Equipment” for more information.
Emerging Growth Company Status
The Company currently qualifies as an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC’s can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other than the adoption of Accounting Standards Codification (“ASC”) 842, Leases, as discussed below, the Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC.
On the last business day of the second fiscal quarter of 2022, the aggregate worldwide market value of shares of common stock held by the Company's non-affiliate stockholders exceeded $700 million. As a result, as of this fiscal year end, January 1, 2023, the Company will be deemed a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 and the Company will cease to be an EGC. The Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.
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
Note 3. Fair Value Measurement
The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements, issued by the Financial Accounting Standards Board. The fair value hierarchy of ASC 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts payable and the warrant liabilities. Cash and cash equivalents are reported at their respective fair values on the Company's Condensed Consolidated Balance Sheets. The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of July 3, 2022 and January 2, 2022 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of July 3, 2022
Assets:
Money Market Funds	$384,146	$—	$—	$384,146
Liabilities:
Private Placement Warrants	$—	$—	$30,060	$30,060

As of January 2, 2022
Liabilities:
Private Placement Warrants	$—	$—	$124,260	$124,260
The Company’s liabilities are measured at fair value on a non-recurring basis, including 6,000,000 warrants that were assumed from the Business Combination and were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. As of July 3, 2022, the fair value of the Private Placement Warrants was $5.01 per share with an exercise price of $11.50 per share. The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows (in thousands):

Private Placement Warrants
Fair value as of January 2, 2022	$124,260
Change in fair value	(94,200)
Fair value as of July 3, 2022	$30,060

Convertible Preferred Stock Warrants
Fair value as of December 31, 2020	$15,995
Settlements	(20,776)
Change in fair value	4,781
Fair value as of June 30, 2021	$—

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the key assumptions used for determining the fair value of convertible preferred stock warrants and common stock warrants.

	Private Placement Warrants Outstanding as of July 3, 2022	Private Placement Warrants Outstanding as of January 2, 2022	Convertible Preferred Stock Warrants Exercised on February 22, 2021
Expected term (in years)	4.0	4.5	2.5 - 4.1
Expected volatility	85.0%	77.5%	75.0%
Risk-free interest rate	2.9%	1.2%	0.2% - 0.4%
Expected dividend rate	0.0%	0.0%	0.0%
Note 4. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of July 3, 2022 and January 2, 2022, consisted of the following (in thousands):

	July 3, 2022	January 2, 2022
Machinery and equipment	$47,884	$6,636
Office equipment and software	1,236	918
Furniture and fixtures	721	639
Leasehold improvements	23,297	1,878
Construction in process	23,916	71,133
Total property and equipment	97,054	81,204
Less: Accumulated depreciation	(6,122)	(4,591)
Property and equipment, net	$90,932	$76,613
In the second quarter of 2022, the Company has placed its leasehold improvement and machinery and equipment into service for the Company's first production line and transferred the amount that was previously capitalized as construction in process into the machinery and equipment category. The Company has begun its depreciation using the straight-line method on the date that machinery and equipment and leasehold improvement were placed into service. As of July 3, 2022, the Company’s second production line was not yet placed into service as it remains under construction.
The following table summarizes the depreciation and amortization expenses related to property and equipment (in thousands).

	Quarters Ended		Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021	July 3, 2022	June 30, 2021
Depreciation expense	$1,217	$234	$1,531	$375

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Inventory
Inventory consists of the following components (in thousands).

July 3, 2022
Raw materials	$552
Work-in-process	81
Finished goods	36
Total inventory	$669
Note 6. Leases
The Company leases its headquarters, engineering and manufacturing space in Fremont, California under a single non-cancelable operating lease, right of use asset with an expiration date of August 31, 2030. In March 2021, the Company entered into a new agreement to lease office space in Fremont, California under a non-cancelable operating lease that expires in April 2026 with an option to extend for five years.
The components of lease costs were as follows (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021	July 3, 2022	June 30, 2021
Operating lease cost	$419	$504	$839	$742
Supplemental lease information:

	As of
Operating leases	July 3, 2022	January 2, 2022
Weighted-average remaining lease term	8.2 years	8.7 years
Weighted-average discount rate	6.8%	6.8%

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$679	$640
Lease liabilities arising from obtaining ROU assets:
Operating leases	—	$8,763
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of July 3, 2022 (in thousands).

Operating lease
2022 (remaining six months)	$686
2023	1,406
2024	1,449
2025	1,492
2026	1,491
Thereafter	5,774
Total	12,298
Less: imputed interest	(3,058)
Present value of lease liabilities	$9,240
Note 7. Commitments and Contingencies
Purchase Commitments
As of July 3, 2022 and January 2, 2022, the Company’s commitments included an estimated amount of approximately $10.4 million and $17.4 million, respectively, relating to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 6 “Leases” for more details.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
From time to time, the Company may become involved in various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any other potentially material legal proceedings, and the Company is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on the Company’s business, operating results or financial condition.
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
Note 8. Warrants
Legacy Enovix Series D Convertible Preferred Stock Warrants
On February 22, 2021, in a transaction separate from the Merger Agreement, the then outstanding Legacy Enovix Series D convertible preferred stock warrants were exercised at $0.01 per share, resulting in the issuance of 10,160,936 shares of Legacy Enovix Series D convertible preferred stock to the holders of such warrants, for a total of $0.1 million. As of July 3, 2022 and January 2, 2022, there were no convertible preferred stock warrants outstanding.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On January 19, 2022, the Company received net proceeds of $52.8 million from the warrant exercises, including the $5.3 million of other receivable included in Prepaids and other current assets on the Consolidated Balance Sheet as of January 2, 2022. As of July 3, 2022, there were no Public Warrants outstanding.
Private Placement Warrant
The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of the Sponsor in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of July 3, 2022, the Company had 6,000,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information.
Note 9. Net Earnings (Loss) per Share
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
In connection with the Business Combination, shares of the Company’s common stock and all potentially dilutive securities for the prior periods were retroactively adjusted based on the exchange ratio established in the Business Combination. Please refer to Note 3 “Business Combination” to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report.
The following table sets forth the computation of the Company’s basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount):

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021	July 3, 2022	June 30, 2021
Numerator:
Net income (loss) attributable to common stockholders - basic	$(1,135)	$(14,303)	$41,572	$(30,468)
Increase in fair value of Private Placement Warrants	(26,400)	—	(94,200)	—
Net loss attributable to common stockholders - diluted	$(27,535)	$(14,303)	$(52,628)	$(30,468)

Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share of common stock, basic	152,521,389	97,433,726	152,082,655	96,629,530
Dilutive effect of Private Placement Warrants	—	—	842,148	—
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	152,521,389	97,433,726	152,924,803	96,629,530

Net income (loss) per share of common stock:
Basic	$(0.01)	$(0.15)	$0.27	$(0.32)
Diluted	$(0.18)	$(0.15)	$(0.34)	$(0.32)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above. As the Company reported net loss for the quarters ended July 3, 2022 and June 30, 2021 and the year-to-date ended June 30, 2021, all of these potentially dilutive securities were anti-dilutive and are excluded in the computation of diluted net loss per share. Accordingly, the diluted net loss per share for those periods equal to the basic net loss per share.

	July 3, 2022	June 30, 2021
Stock options outstanding	5,359,658	5,547,490
Restricted stock units and performance restricted stock units outstanding	5,902,643	—
Private Placement Warrants	6,000,000	—
Employee stock purchase plan estimated shares	380,847	—
Note 10. Stock-based Compensation
The Company issues equity awards to employees and non-employees in the form of stock options and restricted stock units (“RSUs”). Additionally, the Company also offers an employee stock purchase plan (“ESPP”) to its eligible employees. In the second quarter of 2022, the Company began to grant performance based RSU (“PRSU”) subject to performance and service vesting conditions. The Company uses Black-Scholes option pricing model to value its stock options granted and the estimated shares to be purchased under the ESPP. For both RSUs and PRSUs, the Company uses its common stock price, which is the last reported sales price on the grant date to value those securities.
In general, the Company recognizes its stock-based compensation expense on a straight-line basis over the requisite service period and records forfeitures as they occur. For PRSUs, the Company uses the graded vesting method to calculate

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the stock-based compensation expense. At each reporting period, the Company would recognize and adjust the stock-based compensation expense based on its probability assessment in meeting its PRSUs' performance conditions.
The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Condensed Consolidated Statements of Operations for the periods presented below (in thousands).

	Quarters Ended		Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021	July 3, 2022	June 30, 2021
Cost of revenue	$250	$—	$250	$274
Research and development	3,821	1,948	6,333	2,907
Selling, general and administrative	4,109	309	6,835	494
Total stock-based compensation expense	$8,180	$2,257	$13,418	$3,675
For the fiscal year-to-date ended July 3, 2022, the Company capitalized $0.6 million of stock-based compensation as property and equipment, net in the Condensed Consolidated Balance Sheet. For the year-to-date ended June 30, 2021, the Company capitalized an immaterial amount of stock-based compensation as deferred contract costs and property and equipment, net in the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, the Company accrued $1.8 million of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of July 3, 2022.
As of July 3, 2022, there was approximately $108.9 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.5 years. As of July 3, 2022, there was approximately $1.8 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.4 years.
Stock Option Activity
The following table summarized stock option activities for the fiscal year-to-date ended July 3, 2022 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 3, 2021	5,753,005	$8.88
Granted	46,190	13.82
Exercised	(138,717)	2.00		$1,765
Forfeited	(300,820)	8.71
Balances as of July 3, 2022	5,359,658	$9.11	8.7	$3,952

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of July 3, 2022 represents the value of the Company’s closing stock price at $8.72 on July 1, 2022 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
As of July 3, 2022, 3,810,881 shares remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of July 3, 2022 was $0.2 million and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The Company generally grants RSUs with service vesting condition and PRSUs with both performance and service vesting conditions. Each RSU or PRSU is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company’s common stock upon vesting. The following table summarized RSUs and PRSUs activities for the fiscal year-to-date ended July 3, 2022 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 2, 2022	535,449	$23.38	—	$—
Granted	4,110,591	13.35	1,500,845	13.41
Vested	(149,777)	14.40	—	—
Forfeited	(94,465)	18.85	—	—
Issued and unvested shares outstanding as of July 3, 2022	4,401,798	$14.42	1,500,845	$13.41
Note 11. Related Party
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
Related Party Loans
On May 24, 2021, the Company issued to a member of the board of directors a secured promissory note (the “Secured Promissory Note”) with an aggregate principal balance of $15.0 million and an interest at a rate of 7.5% per annum, payable monthly and on the maturity date. On July 14, 2021, the Company repaid all amounts outstanding under the Secured Promissory Note, which totaled $15.2 million in principal and interest. In the connection with the note repayment, the Company incurred $0.1 million of loss on early debt extinguishment related to the write-off of unamortized debt issuance costs in the third quarter of 2021. The Company paid $0.2 million of interest for the fiscal year ended January 2, 2022. As of July 3, 2022 and January 2, 2022, the Company had no outstanding debt.
Employment Relationship
The Company employs two family members of the Company’s Chief Executive Officer, who perform engineering work in Fremont.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s consolidated results of operations and financial condition as of July 3, 2022 and for the quarter and fiscal year-to-date ended July 3, 2022 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
We design, develop and started to commercially manufacture an advanced silicon-anode lithium-ion battery using our proprietary 3D cell architecture that increases energy density and maintains high cycle life. This enables us to use silicon as the only active lithium cycling material in the anode. We have applied an equally innovative approach to develop proprietary roll-to-stack production tools for existing lithium-ion battery manufacturing lines and increase megawatt hour capacity. Our silicon anode battery architecture allows lithium-ion batteries to be produced smaller, cheaper and more efficiently than current alternatives.
To date, we have concentrated our operational effort on researching, developing and commercializing the cutting-edge technology behind our silicon-anode lithium-ion battery. Over the past several years, we have signed agreements to provide engineering and proof of concept samples to blue-chip companies in the consumer electronic industry (smartwatches, augmented reality/virtual reality, smartphones, fire/life/safety radios, laptops). In addition to those industries, we are pursuing the deployment of our technology with leading global automobile manufacturers to develop patented battery technology for the electric vehicle (“EV”) market.
We currently lease our headquarters, engineering and manufacturing space in Fremont, California. In 2020, we started procuring equipment for our first high volume production line (“Fab-1”). The first of this equipment began arriving in early 2021. Fab-1 is now operational, and we commenced our planned principal operations of commercial manufacturing and recorded our first product revenue as scheduled in the second quarter of 2022. During the second quarter of 2022, we furthered the design of our second generation (“Gen2”) manufacturing equipment with our suppliers but did not complete ordering. This was due to the incorporation of our latest learning from Fab-1 and, to a lesser extent, the incorporation of our BrakeFlow™ technology into the Gen2 equipment. As a result, we are now targeting full delivery of this equipment in the second half of 2023. In parallel to our work on Gen2, we continue the site selection process for our future factory locations. As previously communicated, we anticipate splitting this capacity increase into two battery cell factories, one in North America and one in Asia (now known as “Fab-2” and “Fab-3”). Our current goal is to develop these sites in succession. A domestic factory will allow close collaboration with our research and development site and access to potential policy incentives through both the Department of Energy and the Department of Defense. A factory in Asia will most effectively serve consumer electronics customers with localized production.
Business Combination
On July 14, 2021 (the “Closing Date”), Enovix Corporation, a Delaware Corporation (“Legacy Enovix”), Rodgers Silicon Valley Acquisition Corp. (“RSVAC”) and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Merger” or the “Business Combination”), by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the “Special Meeting”). Following the consummation of the Merger on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation (“Enovix”). Enovix raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” to the consolidated financial statements for the fiscal year ended January 2, 2022 included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 (the “Annual Report”), for further details of the Business Combination.
Change in Fiscal Year
In the third quarter of 2021, we made the fiscal year change on a prospective basis effective on July 1, 2021 and did not adjust operating results for prior periods. A fiscal year calendar typically consists of four 13-week quarters. Our 2022 fiscal year is comprised of four fiscal quarters ending on April 3, 2022, July 3, 2022, October 2, 2022 and January 1, 2023, respectively.

Comparability of Financial Information
Our future results of operations and financial position may not be comparable to historical results as a result of the Merger.
Key Trends, Opportunities and Uncertainties
We generate revenue from payments received from our customers in connection with (a) the sale of silicon-anode lithium-ion batteries and battery pack products, (“Product Revenue”), and (b) executed engineering revenue contracts (“Service Revenue”) for the development of silicon-anode lithium-ion battery technology. We have commenced shipment of commercially manufactured batteries in the second quarter of 2022. Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges as described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Q2 2022 Highlights:
During the second quarter of 2022, we reported first revenue, consisting of approximately $5.1 million of service revenue and an immaterial amount from commercial battery cells. Overall, we shipped Fab-1 cells to 10 OEMs and four distributors globally in the quarter. These cells will be used for a combination of prototypes, product qualifications and end products for field trials.
Reaching commercial shipments is a major validation point for us. To meet our projected future demand, we believe we need to increase our manufacturing throughput and yield metrics. Meeting our goals will be a multi-quarter endeavor. In the third quarter of 2022, we are prioritizing manufacturing improvements over shipments. This includes taking portions of our first production line down to install planned automated conveyance and implementing throughput and reliability enhancements for multiple process modules. Looking ahead, we target bringing up the assembly section of our second line in Fab-1 by fiscal year-end 2022. We expect to exit 2023 producing annualized output of single-digit millions of units from both manufacturing lines combined in Fab-1.
During the second quarter of 2022, we were awarded a follow-on evaluation contract to build and test custom cells for the U.S. Army’s Conformal Wearable Battery (“CWB”) program. Our partner on the program is Inventus Power, who developed the CWB for the U.S. Army in 2010. We estimate that the potential size of the total U.S. wearable military battery market is approximately $350 million annually based on currently established military programs, of which the CWB program is a majority. We believe that due to our BrakeFlow™ technology, an intra-cell system that increases the tolerance of our batteries against thermal runaway from internal shorts, our cell has the potential to nearly double the energy density of the current CWB while (i) providing a layer of safety that is unmatched in our industry, and (ii) meeting the program’s stringent requirements.
Our revenue funnel was $1.5 billion at the end of second quarter of 2022, which comprised of $1.09 billion of Engaged Opportunities and $414.0 million of Active Designs and Design Wins. Our revenue funnel is defined as the potential value of a full production year for all of the customer projects for which we have been engaged. The components of the revenue funnel are:
•Engaged Opportunities: Consists of engaged customers that have determined that our battery is applicable to their product and are evaluating our technology.
•Active Designs: Consists of customers that have completed evaluation of our technology, identified the end-product and started design work.
•Design Win: Consists of customers that have funded a custom battery design or are qualifying one of our standard batteries for a formally approved product that will use an Enovix cell.
The speed with which we convert our revenue funnel to purchase orders and revenue will ultimately be governed by how fast we qualify customers, improve our manufacturing processes and bring on additional capacity.
Product Development
We have developed and delivered standardized sample (i.e., prototype) batteries to multiple, industry leading consumer electronics manufacturers. External validation of the performance of these samples has led to several Service Revenue contracts between us and these customers. Pursuant to each of these agreements, we are developing custom 3D silicon lithium-ion batteries for specific wearable, computing and mobile communication device applications. We have also manufactured batteries incorporating our BrakeFlowTM technology. The design and development phases and the manufacturing of these custom samples are performed at our headquarters in Fremont, California. In January 2022, we began shipping 3D silicon lithium-ion batteries for qualification to customers. We furthered the design of our Gen2 manufacturing equipment with our suppliers during the second quarter of 2022, but we did not complete ordering and we are planning on installing this line in Fab-2 in the second half of 2023. The Gen2 manufacturing line is designed to be faster and require less space than our existing lines at Fab-1 in Fremont (“Gen1”). Additionally, after we have ordered the Gen2 production line, we plan to order a new pilot line (the “Agility” line) based on this design to respond to increasing customer engagement and a desire to shorten custom-cell qualification timelines.
Commercialization
We have commenced deliveries of commercial cells from Fab-1, but we have experienced challenges associated with bringing up the manufacturing equipment in Fab-1, including technical issues negatively impacting yield and volume production, and extended shipping times, supply chain constraints and intermittent vendor support during equipment bring-up resulting from COVID-19 travel restrictions imposed by certain countries in Asia. Fab-1 features a first-of-its-kind line for battery production. As a result, we regularly face and overcome new challenges to improve yield and output. Simultaneously, these efforts have provided and continue to provide valuable learning experiences, allowing us to improve our processes and equipment for future lines. With production commenced, our focus in Fab-1 is on increasing volumes and yields. In the third quarter of 2022, we are prioritizing manufacturing improvements over shipments. This includes taking portions of our first production line down to install planned automated conveyance and implementing throughput and reliability enhancements for multiple process modules. In 2022, we plan to incrementally scale up Fab-1 output to produce batteries for the wearables market while also making larger cells for customer qualification in the mobile communications and laptop markets.
The net proceeds from the Merger and proceeds from the exercise of our Public Warrants (as defined under the heading “Common Stock Warrants” in Note 8 “Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q) have enabled us to complete and further expand Fab-1, pursue Fab-2, accelerate research and development and undertake additional initiatives.
Market Focus and Market Expansion
Our near-term focus is on the following market applications: wearables (smartwatches, AR/VR, headsets, medical applications, etc.), computing and mobile communications. We are actively sampling to potential customers in these markets and have design wins in each. We have also engaged with new customers in product applications, such as action cameras, portable gaming, smartwatches built for children, handheld payment terminals, portable routers, and gaming PCs.
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
Access to Capital
Assuming we experience no significant delays in the research and development of our battery nor any deterioration in capital efficiency, we believe that our cash resources, including the net proceeds from the completion of the Merger, are sufficient to fund the continued build out and production ramp of our Fab-1 manufacturing facility in Fremont, California and lease or purchase and retrofit an existing facility elsewhere as our Fab-2 for growth.
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

Components of Results of Operations
Revenue
In June 2022, we began to generate revenue from our planned principal business activities. We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We generate revenue from our Product Revenue and Service Revenue for the development of silicon-anode lithium-ion battery technology.
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
Product Revenue is recognized once we have satisfied the performance obligations and the customer obtains control of the goods at a point in time under the revenue recognition criteria. Product Revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the silicon-anode lithium-ion batteries or battery pack products transferred.
Cost of Revenue
Cost of revenue includes materials, labor, allocated depreciation expense, and other direct costs related to Service Revenue contracts and production lines. Labor consists of personnel-related expenses such as salaries and benefits, and stock-based compensation.
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

Other Income (Expense), net
Other income and expense, net primarily consists of dividends, interest expense, fair value adjustments for outstanding convertible preferred stock warrants and fair value adjustments for outstanding common stock warrants.
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
Results of Operations
Comparison of Quarter Ended July 3, 2022 to Prior Year's Quarter Ended June 30, 2021
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Quarters Ended
	July 3, 2022	June 30, 2021	Change ($)	% Change
Revenue	$5,101	$—	$5,101	N/M
Cost of revenue	5,739	112	5,627	N/M
Gross margin	(638)	(112)	(526)	N/M
Operating expenses:
Research and development	15,827	9,523	6,304	66%
Selling, general and administrative	11,566	4,548	7,018	154%
Total operating expenses	27,393	14,071	13,322	95%
Loss from operations	(28,031)	(14,183)	(13,848)	98%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	26,400	—	26,400	N/M
Interest expense, net	—	(135)	135	N/M
Other income (expense), net	496	15	481	N/M
Total other income (expense), net	26,896	(120)	27,016	N/M
Net income (loss)	$(1,135)	$(14,303)	$13,168	(92)%
N/M – Not meaningful
Revenue
Revenue for the quarter ended July 3, 2022 was $5.1 million, which was comprised of $5.1 million of Service Revenue and an immaterial amount of Product Revenue. Service Revenue was primarily attributed to the satisfaction of our final performance obligations for and our deliveries of (a) pilot cells and (b) battery packs to two customers under our Service Revenue customer contracts. Customer A represented $5.0 million of our total revenue for the quarter ended July 3, 2022.
A portion was previously recorded as deferred revenue on our Condensed Consolidated Balance Sheet. As of July 3, 2022 and January 2, 2022, we had $2.9 million and $7.9 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the quarter ended July 3, 2022 was $5.7 million, compared to $0.1 million during the quarter ended June 30, 2021. From time to time, we enter into revenue customer contracts. The increase in cost of revenue of $5.6 million was due to the timing of when costs attributable to specific contracts with customers were incurred. As of July 3, 2022 and January 2, 2022, we had $1.3 million and $4.6 million, respectively, of deferred contract costs on our Condensed Consolidated Balance Sheets.

In the execution of satisfying the single performance obligation per the existing revenue contracts, certain costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred contract costs are recognized as cost of revenue in the period when the related revenue is recognized.
In the beginning of June, we completed construction of our first production line and placed this equipment in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of goods sold, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and idle costs to increase from the second quarter level going forward given full quarter versus partial quarter recognition. In addition, we anticipate our factory overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support the build out of additional production lines and maintain our new manufacturing facilities.
Research and Development Expenses
Research and development expenses for the quarter ended July 3, 2022 were $15.8 million, compared to $9.5 million during the quarter ended June 30, 2021. The increase of $6.3 million, or 66% was primarily attributable to an increase in our research and development employee headcount resulting in a $2.2 million increase in salaries and employee benefits, a $1.9 million increase in stock-based compensation expenses and a $1.2 million increase in subcontractor costs. The remaining increase of $1.0 million was primarily due to increases in tooling and materials, depreciation, and travel expenses, which were partially offset by other miscellaneous research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended July 3, 2022 were $11.6 million, compared to $4.5 million during the quarter ended June 30, 2021. The increase of $7.0 million, or 154% was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $1.5 million increase in salaries and employee benefits and a $3.8 million increase in stock-based compensation expenses. The remaining increase of $1.7 million was primarily comprised of a $1.2 million increase in legal and professional fees, a $0.6 million increase in subcontractors costs and $0.5 million increase in insurance expense, which were partially offset by a decrease in marketing and other miscellaneous expenses.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants
The change in fair value of common stock warrants of $26.4 million for the quarter ended July 3, 2022 was attributable to a decrease, during the quarter, in the fair value of the 6,000,000 common stock warrants that are held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). As of July 3, 2022, there were 6,000,000 common stock warrants outstanding and no Legacy Enovix convertible preferred stock warrants outstanding.

Comparison of Fiscal Year-to-date Ended July 3, 2022 to Prior Year-to-date Ended June 30, 2021
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021	Change ($)	% Change
Revenue	$5,101	$—	$5,101	N/M
Cost of revenue	6,254	1,743	4,511	259%
Gross margin	(1,153)	(1,743)	590	(34)%
Operating expenses:
Research and development	28,558	15,112	13,446	89%
Selling, general and administrative	23,435	8,709	14,726	169%
Total operating expenses	51,993	23,821	28,172	118%
Loss from operations	(53,146)	(25,564)	(27,582)	108%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	94,200	(4,781)	98,981	N/M
Interest expense, net	—	(135)	135	N/M
Other income (expense), net	518	12	506	N/M
Total other income (expense), net	94,718	(4,904)	99,622	N/M
Net income (loss)	$41,572	$(30,468)	$72,040	(236)%
N/M – Not meaningful
Revenue
Revenue for the fiscal year-to-date ended July 3, 2022 was $5.1 million, which was comprised of $5.1 million of Service Revenue and an immaterial amount of Product Revenue. Service Revenue was primarily attributed to the satisfaction of our final performance obligations for and our deliveries of (a) pilot cells and (b) battery packs to two customers under our Service Revenue customer contracts. Customer A represented $5.0 million of our total revenue for the fiscal year-to-date ended July 3, 2022.
A portion was previously recorded as deferred revenue on our Condensed Consolidated Balance Sheet. As of July 3, 2022 and January 2, 2022, we had $2.9 million and $7.9 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal year-to-date ended July 3, 2022 was $6.3 million, compared to $1.7 million during the prior year-to-date ended June 30, 2021. From time to time, we enter into revenue customer contracts. The increase in cost of revenue of $4.5 million, or 259% was due to the timing of when costs attributable to specific contracts with customers were incurred. As of July 3, 2022 and January 2, 2022, we had $1.3 million and $4.6 million, respectively, of deferred contract costs on our Condensed Consolidated Balance Sheets.
In the execution of satisfying the single performance obligation per the existing revenue contracts, certain costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred contract costs are recognized as cost of revenue in the period when the related revenue is recognized.
In the beginning of June, we completed construction of our first production line and placed this equipment in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of goods sold, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and idle costs to increase from the second quarter level going forward given full quarter versus partial quarter recognition. In addition, we anticipate our factory overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support the build out of additional production lines and maintain our new manufacturing facilities.
Research and Development Expenses
Research and development expenses for the fiscal year-to-date ended July 3, 2022 were $28.6 million, compared to $15.1 million during the prior year-to-date ended June 30, 2021. The increase of $13.4 million, or 89% was primarily attributable to an increase in our research and development employee headcount resulting in a $6.1 million increase in salaries and employee benefits, a $3.4 million increase in stock-based compensation expenses and a $2.7 million increase in subcontractor costs. The remaining increase of $1.2 million was primarily due to the increased facility and IT costs, tooling and materials, travel and depreciation expenses, which were partially offset by other miscellaneous research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year-to-date period ended July 3, 2022 were $23.4 million, compared to $8.7 million during the prior year-to-date ended June 30, 2021. The increase of $14.7 million or 169% was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $2.1 million increase in salaries and employee benefits and a $6.3 million increase in stock-based compensation expenses. The remaining increase of $6.3 million was primarily comprised of a $3.1 million increase in legal and professional fees, a $1.7 million increase in subcontractors costs, a $1.1 million increase in insurance expense and other miscellaneous expenses.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants
The net change in fair value of convertible preferred stock warrants and common stock warrants was comprised of a change in fair value of common stock warrants of $94.2 million for the fiscal year-to-date period ended July 3, 2022 and a change of in fair value of convertible preferred stock warrants of $(4.8) million for the prior year-to-date ended June 30, 2021.
The change in fair value of common stock warrants of $94.2 million for the fiscal year-to-date period ended July 3, 2022 was attributable to a decrease in the fair value of the 6,000,000 Private Placement Warrants.
On February 22, 2021, all 10,160,936 Legacy Enovix's Series D convertible preferred stock warrants were exercised at $0.01 per share for a total of $0.1 million. The increase in the fair value of the convertible preferred stock warrants, up to February 22, 2021, was due to the increase in Legacy Enovix’s enterprise value throughout 2020 and the first quarter of 2021. The change in the fair value of the convertible preferred stock warrants of $4.8 million was recorded as other expense for the prior year-to-date ended June 30, 2021.
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
Below is a reconciliation of net income (loss) on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021	July 3, 2022	June 30, 2021
Net income (loss)	$(1,135)	$(14,303)	$41,572	$(30,468)
Interest expense, net	—	135	—	135
Depreciation and amortization	1,352	234	1,800	375
EBITDA	217	(13,934)	43,372	(29,958)
Stock-based compensation expense	8,180	2,257	13,418	3,675
Change in fair value of convertible preferred stock warrants and common stock warrants	(26,400)	—	(94,200)	4,781
Adjusted EBITDA	$(18,003)	$(11,677)	$(37,410)	$(21,502)
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

	Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021
Net cash used in operating activities	$(40,299)	$(15,142)
Capital expenditures	(14,473)	(20,573)
Free Cash Flow	$(54,772)	$(35,715)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through July 3, 2022 and expect to incur operating losses for the foreseeable future. As of July 3, 2022, we had cash and cash equivalents of $384.7 million, a working capital of $371.8 million and an accumulated deficit of $291.6 million. Prior to the Business Combination, we had financed our operations primarily from the sales of convertible preferred stock, borrowing from convertible promissory notes, and borrowing from the Secured Promissory Note (as defined under the heading “Related Party Loans” in Note 11 “Related Party” of our notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). In connection with the Business Combination in July 2021, we raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” of the notes to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report for more information. In December 2021, we received $77.2 million of gross proceeds from the exercises of the Public Warrants (as defined under the heading “Common Stock Warrants” in Note 8 “Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q), which were being traded in the Nasdaq Global Select Market (“Nasdaq”). In January 2022, we received $52.8 million of net proceeds from the exercise of the Public Warrants. We plan to use the proceeds from the exercises of the Public Warrants for general corporate purposes.
Material Cash Requirements
As of July 3, 2022, we had cash and cash equivalents of $384.7 million. We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In fiscal year 2022 and over the next several years, we expect that our research and development expenses and selling, general and administrative expenses will continue to increase.
For the fiscal year-to-date ended July 3, 2022, we purchased $14.5 million for property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production.
Based on the anticipated spending, cash received from the Business Combination and net proceeds from the exercises of the Public Warrants, and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may be differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	July 3, 2022	June 30, 2021	Change ($)
Net cash used in operating activities	$(40,299)	$(15,142)	$(25,157)
Net cash used in investing activities	(14,473)	(20,573)	6,100
Net cash provided by financing activities	54,209	11,573	42,636
Change in cash, cash equivalents, and restricted cash	$(563)	$(24,142)	$23,579
Fiscal Year-to-Date Ended July 3, 2022 Compared to Prior Year-to-Date Ended June 30, 2021
Operating Activities
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
Net cash used in operating activities was $40.3 million for the fiscal year-to-date ended July 3, 2022. Net cash used in operating activities consists of net income of $41.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $94.2 million, stock-based compensation expense of $13.4 million and depreciation and amortization expense of $1.8 million.
Net cash used in operating activities was $15.1 million for the year-to-date ended June 30, 2021. Net cash used in operating activities consists of net loss of $30.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of convertible preferred stock warrants of $4.8 million and stock-based compensation expense of $3.7 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. We expect the costs to acquire property and equipment to increase substantially in the near future as we complete the build-out of our manufacturing facility for our battery manufacturing production. Net cash used in investing activities, which were primarily related to equipment purchases, were $14.5 million and $20.6 million for the fiscal years-to-date ended July 3, 2022 and June 30, 2021, respectively.
Financing Activities
Net cash provided by financing activities was $54.2 million for the fiscal year-to-date ended July 3, 2022, which primarily consisted of $52.8 million of net proceeds from the exercises of Public Warrants and $1.1 million of net proceeds from issuance of shares of our common stock, par value $0.0001 per share (“Common Stock”) under our employee stock purchase plan.
Net cash provided by financing activities was $11.6 million for the year-to-date ended June 30, 2021, which was primarily consisted of $14.9 million proceed from the borrowing of the Secured Promissory Note, which was partially offset by $3.6 million of payments of transaction costs related to Business Combination and PIPE financing.
Contractual Obligations and Commitments
We lease our headquarters, engineering, and manufacturing space in Fremont, California under a single non-cancelable operating lease with an expiration date of August 31, 2030. We also lease a small office in Fremont, California under a non-cancelable operating lease that expires in April 2026 with an option to extend the lease for five years. For the lease payment schedule, please see Note 6 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancelable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation. As of July 3, 2022, our commitments included an estimated amount of approximately $10.4 million relating to our open purchase orders and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please see Note 7 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Emerging Growth Company Status
We currently qualify as an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, an EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.
As an EGC, we intend to continue to rely on the other exemptions and reduce reporting requirements provided by the JOBS Act, such as not being required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation- related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
Other than the adoption of Accounting Standards Codification 842, Leases, we elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an EGC.
On the last business day of the second fiscal quarter of 2022, the aggregate worldwide market value of our Common Stock shares held by our non-affiliate stockholders exceeded $700 million. As a result, as of this fiscal year end, January 1, 2023, we will be deemed a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an EGC.

Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation and estimates to fair value of common stock warrants. Certain accounting policies have a more significant impact on our consolidated financial statements due to the size of the financial statement elements and prevalence of their application.
There have been no material changes to our critical accounting policies and estimates disclosed in Part II, Item 7 of the Annual Report on Form 10-K, except for the updates to the estimated useful lives for property and equipment and revenue recognition, and the additions of inventory accounting policy and product warranties, each as noted in Note 2 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of July 3, 2022, we had cash and cash equivalents of $384.7 million, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. As of July 3, 2022, we had no outstanding interest bearing debt.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
There was no material foreign currency risk for the quarter ended July 3, 2022. Our activities to date have been limited and were conducted primarily in the U.S.
The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation may generally affect us by increasing our costs and expenses. Although there was no material inflation risk for the quarter ended July 3, 2022 as our activities to date have been primarily related to research and development activities, as well as our Fab-1 construction, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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
As of July 3, 2022, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of July 3, 2022, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended July 3, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the heading “Litigation” in Note 7 “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our legal proceedings.
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
•We will need to improve our energy density, which requires us to implement higher energy density materials for both cathodes and anodes, which we may not be able to do.
•We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

•We currently do not have manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring additional facilities online, our business will be negatively impacted and could fail.
•We may not be able to source or establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
•We may be unable to adequately control the costs associated with our operations and the components necessary to build our lithium-ion battery cells.
•If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.
•If we are unable to qualify new customers, our ability to grow revenue or improve our financial results could be harmed.
•If we are unable to develop our business and effectively commercialize our products as anticipated, we may not be able to generate revenues or achieve profitability.
•Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
•We may not be able to source or establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
•The battery market continues to evolve and is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
•If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
•We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
•We have been, and may in the future be, adversely affected by the global COVID-19 pandemic.
•We may not have adequate funds to acquire our next manufacturing facilities and build them out, and may need to raise additional capital, which we may not be able to do.
•We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
•We could face state-sponsored competition from overseas and may not be able to compete in the market on the basis of price.
•In the past, we have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
RISK FACTORS
Risks Related to Our Manufacturing and Scale-Up
We will need to improve our energy density, which requires us to implement higher energy density materials for both cathodes and anodes, which we may not be able to do.
Our roadmap to improve our energy density requires us to implement higher energy density materials for both cathodes and anodes. To successfully use these materials, we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing tolerances and techniques. It could take us longer to incorporate these new materials, or we might not be able to achieve every cell performance specification required by customers. Further, we will need to make improvements in packaging technology to achieve our energy density roadmap. These improvements could take longer or be more difficult than forecasted. This could reduce the performance or delay the availability of products to customers. In addition, we have not yet achieved every specification for all of the products we plan to produce in our first year of commercial production. The failure to achieve all of these specifications or adequately address each of these other challenges could impact the performance of our cells or delay the availability of these products to our customers.
We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance and costs.*
Although we have developed our Li-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, all of which has not yet been qualified to operate at large-scale manufacturing volumes. To meet our projected future demand, we believe we need to increase our manufacturing throughput and yield metrics. Meeting our goals will be a multi-quarter endeavor. In the first quarter of 2022, we placed an equipment order for a portion of our Gen2 manufacturing line. During the second quarter of 2022, we furthered the design of our Gen2 manufacturing equipment with our suppliers, but did not complete ordering. This was due to the incorporation of the latest learning from Fab-1 and to a lesser extent, the incorporation of our BrakeFlow™ technology into the equipment. It may take longer than expected to install, qualify and release the Gen2 line at Fab-2 and make further modifications to the Gen1 equipment to achieve our goals for throughput and yield. The work required to develop this process and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with developers and equipment providers to ensure that it works properly for our unique battery technology. This integration work will involve a significant degree of uncertainty and risk, and we may not be able to achieve our goals for throughput and yield. Further, the integration work may result in the delay in the scaling up of production or result in additional cost to our battery cells.
Both our Fremont pilot manufacturing line and our large-scale Gen1 and Gen2 manufacturing lines require large-scale machinery. Such machinery has in the past suffered, and is likely to in the future suffer, unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed.
In addition, unexpected malfunctions of our production equipment have in the past significantly affected, and may in the future significantly affect, the intended operational efficiency. The people needed to remedy these malfunctions may not be readily available. Because this equipment has not previously been used to build lithium-ion battery cells, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters. Further, we have in the past experienced power outages at our facilities, and if these outages are more frequent or longer in duration than expected it could impact our ability to manufacture batteries in a timely manner.
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
Currently, we are continuing to build-out our manufacturing facility in Fremont, California. Even if we are able to overcome the challenges in designing and refining our manufacturing process, this manufacturing facility will only have two manufacturing lines which will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand. We are in the process of locating additional facilities which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected customer demands. However, we have not yet located a suitable facility and, even if we are able to do so, there is no guarantee that our manufacturing process will scale to produce lithium-ion batteries in quantities sufficient to meet demand. Further, even if we are able to locate such a facility, there is no guarantee that we will be able to lease or acquire such a facility on commercially reasonable terms or at all.
Even if we overcome the manufacturing challenges and achieve volume production of our lithium-ion battery, if the cost, performance characteristics or other specifications of the battery fall short of our or our customers’ targets, our sales, product pricing and margins would likely be adversely affected.

We may not be able to source or establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.*
We rely on third-party suppliers for components necessary to develop and manufacture our lithium-ion batteries, including key supplies, such as our anode, cathode and separator materials. We are collaborating with key suppliers but have not yet entered into agreements for the supply of volume production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, or these suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines. Any inability or unwillingness of our suppliers to deliver necessary product components at timing, prices, quality and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations and cash flows.
Our business depends on the continued supply of certain materials for our products and we expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. The cost of our batteries depends in part upon the prices and availability of raw materials such as lithium, silicon, nickel, cobalt, copper and/or other metals. The prices for these materials fluctuate and their available supply has been, and may continue to be, unstable depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products, recent inflationary pressures, supply chain disruption caused by the COVID-19 pandemic and war or other armed conflicts, including Russia’s invasion of Ukraine. We also have experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. Reduced availability of these materials or substantial increases in the prices for such materials has increased, and may continue to increase, the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components, including as a result of recent inflationary pressures, by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.
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
If we are unable to cost-efficiently manufacture, market, sell and distribute our lithium-ion batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any lithium-ion battery cells at volume, and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve certain goals in connection with rates of throughput, use of electricity and consumables, yield and rate of automation demonstrated for mature battery, battery material and manufacturing processes, that we have not yet achieved and may not achieve in the future. We are planning on improving the productivity and reducing the cost of our production lines relative to the first line we have built. In addition, we are planning continuous productivity improvements going forward. If we are unable to achieve these targeted rates or productivity improvements, our business will be adversely impacted.
Risks Related to Our Customer
Our relationships with our current customers are subject to various risks which could adversely affect our business and future prospects.
Our customers’ products are typically on a yearly or longer refresh cycles. If we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to pass all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temp storage capacity and swelling, etc. While we have product wins for which we are designing custom products for specific customers, we do not have purchase orders for each of these products. Should we not be able to convert these design wins into orders, our financial performance would be impacted. Batteries are known in the market to have historically faced risk associated with safety, and therefore customers can be reluctant to take risks on new battery technologies. Since no new battery technology analogues to our technology have entered the market for thirty years, it may be difficult for us to overcome customer risk objections. If unanticipated problems arise, it may raise warranty costs and adversely affect revenue and profit.
In addition, one of our customers has exclusive rights to purchase our batteries for use in the augmented reality and virtual reality space through 2024, which could limit our ability to sell batteries to other customers in this space, which may limit our ability to grow our business in the augmented reality and virtual reality space through 2024.
If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.*
We have experienced a limited number of returns of batteries that have failed to perform as expected. As commercial production of our lithium-ion battery cells increases, our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our lithium-ion batteries. There can be no assurance that we will be able to detect and fix any defects in our lithium-ion batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, we could lose design wins and customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.
Our battery architecture is different than others and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to action cameras, portable gaming and smartwatches built for children. In addition, we have limited historical data on the performance and reliability of our batteries over time, and therefore it could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. In addition, the electrodes and separator structure of our battery is different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field. Such an event could result in the failure of our end customers’ products as well as the loss of life or property. Such an event could result in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to reputational damage in the market. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.
Our future growth and success depend on our ability to qualify new customers.*
Our growth will depend in large part on our ability to qualify new consumers. We have invested heavily in qualifying our customers and plan to continue to do so. We are in the very early stages of growth in our existing markets, and we expect to substantially raise brand awareness by connecting directly with our customers. We anticipate that these activities will lead to additional deliveries, and, as a result, increase our base of Enovix’s qualified customers. An inability to attract new customers would substantially impact our ability to grow revenue or improve our financial results.
Our future growth and success depend on our ability to sell effectively to large customers.*
Our potential customers are manufacturers of products that tend to be large enterprises and organizations, including the U.S. military. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.

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
Risks Related to Our Business
We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.*
We incurred net income (loss) of approximately $41.6 million and $(30.5) million, respectively, for the fiscal years-to-date ended July 3, 2022 and June 30, 2021 and an accumulated deficit of approximately $291.6 million as of July 3, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: continue to incur significant expenses in connection with the development of our manufacturing process and the manufacturing of our batteries; secure additional manufacturing facilities and invest in manufacturing capabilities; build up inventory of components for our batteries; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in substantial revenues, which would further increase our losses.
We are in the early stage of commercialization. In addition, certain aspects of our technology have not been fully field tested. If we are unable to develop our business and effectively commercialize our products as anticipated, we may not be able to generate revenues or achieve profitability.*
The growth and development of our operations will depend on the successful commercialization and market acceptance of our products and our ability to manufacture products at scale while timely meeting customers’ demands.

There is no certainty that, once shipped, our products will operate as expected, and we may not be able to generate sufficient customer confidence in our latest designs and ongoing product improvements. There are inherent uncertainties in our ability to predict future demand for our products and, as a consequence, we may have inadequate production capacity to meet demand, or alternatively, have excess available capacity. Our inability to predict the extent of customer adoption of our proprietary technologies makes it difficult to evaluate our future prospects.
During the second quarter of 2022, we made commercial shipments to multiple customers. If we experience significant delays or order cancellations, or if we fail to develop our products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our products in the future, that the demand for these new products will develop, which could adversely affect our business and any possible revenues. If our products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate revenues or attain profitability.
We face significant barriers in our attempts to produce our products, our products are still under development, and we may not be able to successfully develop our products at commercial scale. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.*
Producing lithium-ion batteries that meet the requirements for wide adoption by industrial and consumer applications is a difficult undertaking. We are still in the early stage of commercialization and face significant challenges achieving the long-term energy density targets for our products and producing our products in commercial volumes. Some of the challenges that could prevent the wide adoption of our lithium ion batteries include difficulties with (i) increasing the volume, yield and reliability of our cells, (ii) increasing manufacturing capacity to produce the volume of cells needed to meet demand, (iii) installing and optimizing higher volume manufacturing equipment, (iv) packaging our batteries to ensure adequate cycle life, (v) material cost reductions, (vi) qualifying new vendors, (vii) expanding supply chain capacity, (viii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, cycle life and abuse testing and (x) the development of the final manufacturing processes.
Our Fab-1 is in the early production stage and there are significant yield, material cost, performance and manufacturing process challenges to be solved prior to volume commercial production. We are likely to encounter further engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are not able to overcome these barriers in producing our batteries, our business could fail.
The Gen1 manufacturing equipment requires qualified labor to inspect the parts to ensure proper assembly. We have already experienced equipment malfunctions during the scaling up of the manufacturing process, and the lack of qualified labor to inspect our batteries may further slow our production and impact our manufacturing costs and production schedule.
Even if we complete development and achieve volume production of our lithium-ion batteries, if the cost, performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins would likely be adversely affected.
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
Lithium-ion battery modules in the marketplace have been observed to catch fire or vent smoke and flame, and such events have raised concerns over the use of such batteries.*
We develop lithium-ion battery cells for industrial and consumer equipment and intend to supply these lithium-ion battery cells for industrial and consumer applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news reports have indicated that several electric vehicles that use high-power lithium-ion batteries have caught on fire. As such, any adverse publicity and issues as to the use of high-power batteries in automotive or other applications will affect our business and prospects. In addition, any failure of our battery cells may cause damage to the industrial or consumer equipment or lead to personal injury or death and may subject us to lawsuits.

Our risks in this area are particularly pronounced given our lithium-ion batteries and our BrakeFlowTM technology have not yet been commercially tested or mass produced. We may have to recall our battery cells, which would be time-consuming and expensive. A product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
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
The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our silicon anode technology, which has been, and is being, designed to outperform conventional lithium-ion battery technology and other battery technologies. However, lithium-ion battery technology has been widely adopted, and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may make improvements in energy density faster than they have historically and what we have assumed, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage and price premium, which would negatively impact the prospects for our business or negatively impact our ability to sell our products at a market-competitive price and sufficient margins.
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
We must continue to commit significant resources to develop our battery technology in order to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements or develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results. Further, if we are unable to improve our energy density at a rate faster than the industry, our competitive advantage will erode.
Customers will be less likely to purchase our batteries if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, market unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding our production and sales performance compared with market expectations.
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
Our failure to keep up with rapid technological changes and evolving industry standards may cause our batteries to become less marketable or obsolete, resulting in a decrease in demand for our batteries and harm our ability to grow revenue and expand margins.*
The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our batteries less marketable or obsolete. Also, our ability to grow revenue and expand margins will depend on our ability to develop and launch new product designs. Third parties, including our competitors, may improve their technologies or even achieve technological breakthroughs that could decrease the demand for our batteries. Our ability to adapt to evolving industry standards and anticipate future standards and market trends will be a significant factor in maintaining and improving our competitive position and our prospects for growth.
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
The global impact of COVID-19 has rapidly evolved and continues to rapidly evolve, and we will continue to monitor the situation closely. While it is not possible at this time to predict the duration and extent of the impact that the COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, including the Delta and Omicron variants and other variants of the SARS-CoV-2 virus, the measures taken by governments, businesses and other organizations in response to the COVID-19 pandemic and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations. Even after the COVID-19 pandemic has ended, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
In the past, we had identified material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Common Stock may be materially adversely affected.
To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal year-to-date ended July 3, 2022.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Enovix did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming. A number of those requirements require us to carry out activities Legacy Enovix has not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased and will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
Our failure to timely and effectively implement controls and procedures required by Section 404(a)of the Sarbanes-Oxley Act of 2002 that are applicable to us could negatively impact our business.

Legacy Enovix was not subject to Section 404 of the Sarbanes-Oxley Act of 2002. However, having consummated the Business Combination, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of Legacy Enovix as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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
•our ability and the cost to develop our new and complex manufacturing process that will produce lithium-ion batteries in a cost-effective manner;
•our ability to continue to build-out and scale our Fremont manufacturing facility in a timely and cost-effective manner;
•our ability to locate and acquire new, larger manufacturing facilities on commercially reasonable terms;
•our ability to build out our new, larger manufacturing facilities in a cost-effective manner;
•the cost of preparing to manufacture lithium-ion batteries on a larger scale;
•the costs of commercialization activities including product sales, marketing, manufacturing and distribution;

•our ability to hire additional personnel;
•the demand for our lithium-ion batteries and the prices for which we will be able to sell our lithium-ion batteries;
•the emergence of competing technologies or other adverse market developments;
•the effects of the COVID-19 pandemic on our business, results of operations and financial condition; and
•volatility in the equity markets, including as a result of war or other armed conflict, such as Russia’s invasion of Ukraine.
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
As discussed in the condensed consolidated financial statements, in Part I of this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We incurred net income (loss) of approximately $41.6 million and $(30.5) million, respectively, for the fiscal years-to-date ended July 3, 2022 and June 30, 2021. As of July 3, 2022, we had an accumulated deficit of $291.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling, incorporating or using products that incorporate the challenged intellectual property;
•pay substantial damages;
•obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•redesign our batteries.
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
Factors affecting the trading price of our securities:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to develop product candidates;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our securities available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or other armed conflict or terrorism.
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
The holders of the Founder Shares (as defined under the heading “Founder Shares” in Note 11 “Related Party” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the RSVAC IPO. The holders of the Founder Shares and Private Placement Warrants can elect to exercise these registration rights at any time. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of the Business Combination. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of our securities.
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
To the extent our Private Placement Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the selling security holders, could increase the volatility of the market price of Common Stock or adversely affect the market price of Common Stock.
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
The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our securities are not listed on, or for any reason become delisted from, Nasdaq and are quoted on the OTC Bulletin Board, an inter-

dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
If Nasdaq delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
We currently qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.*
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
On the last business day of our second fiscal quarter of 2022, the aggregate worldwide market value of shares of Common Stock held by our non-affiliate stockholders exceeded $700 million. As a result, as of this fiscal year end, January 1, 2023, we will be deemed a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act and we will cease to be an “emerging growth company” as defined in the JOBS Act. As of such date, we will no longer be permitted to rely on exemptions from certain disclosure requirements that are applicable to emerging growth companies. As a result, we may incur significant additional expenses that we did not previously incur. Moreover, once we are no longer deemed an “emerging growth company,” the cost of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. In addition, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting as material weaknesses, we may be required to make prospective or retroactive changes to our financial statements, consider other areas for further attention or improvement, or be unable to obtain the required attestation in a timely manner, if at all.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•any action asserting a claim against us by any of our current or former directors, officers or other employees to us or our stockholders arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws;
•any action or proceeding to interpret, apply, enforce or determine the validity of the amended and restated certificate of incorporation or the amended or restated bylaws (including any right, obligation or remedy thereunder);
•any action or proceeding as to which the General Corporation Law of the State of Delaware (the “DGCL”) confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any action asserting a claim against us or any of our current or former directors, officers or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.
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
Global conflicts could adversely impact our business, costs, supply chain, sales, financial condition or results of operations.*
In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflict has materially adversely affected and is likely to continue to materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to anticipate the impact of any of the foregoing on the Company, such conflict, and any similar future conflicts, including as a result of rising tensions between China and Taiwan, and actions taken in response could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.*
Highly publicized incidents of laptop computers and cell phones bursting into flames have focused attention on the safety of lithium-ion batteries. If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation leading to a fire or other hazardous condition, we may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have a limited history of commercial testing and mass production. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
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
Item 5. Other Information
None.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
10.1	Forms of Restricted Stock Unit Grant Notice for Long-Term Incentive Plan Award and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan					X
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

*    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and are not filed with the SEC for purposes of the Exchange Act nor shall they be deemed incorporated by reference into any filing of Enovix Corporation under the Exchange Act or the Securities Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2022	Enovix Corporation

	By:	/s/ Harrold Rust
Harrold Rust
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steffen Pietzke
Steffen Pietzke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)