Form 10-Q
period 2022-10-02
Enovix Corp
filed 2022-11-04
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, 157,103,967 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of October 2, 2022 and January 2, 2022	1
	Condensed Consolidated Statements of Operations for the quarters ended and fiscal years-to-date ended October 2, 2022 and October 3, 2021	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the quarters and fiscal years-to-date ended October 2, 2022 and October 3, 2021	3
	Condensed Consolidated Statements of Cash Flows for the fiscal years-to-date ended October 2, 2022 and October 3, 2021	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	33
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	54
Item 3	Defaults Upon Senior Securities	55
Item 4	Mine Safety Disclosures	55
Item 5	Other Information	55
Item 6.	Exhibits	56
	Signatures	57

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
•factory sites and related considerations, including site selection, location and timing of build-out, and benefits thereof; and
•ability to attract and hire additional service providers, the strength of our brand, the build-out of additional production lines, our ability to optimize our manufacturing process, our future product development and roadmap and the future demand for our lithium-ion battery solutions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	October 2, 2022	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$349,007	$385,293
Accounts receivable, net	6	—
Inventory	452	—
Deferred contract costs	1,539	4,554
Prepaid expenses and other current assets	4,507	8,274
Total current assets	355,511	398,121
Property and equipment, net	103,991	76,613
Operating lease, right-of-use assets	6,270	6,669
Other assets, non-current	1,787	1,162
Total assets	$467,559	$482,565
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,816	$3,144
Accrued expenses	2,476	7,109
Accrued compensation	6,169	4,101
Deferred revenue	1,373	5,575
Other liabilities	695	707
Total current liabilities	17,529	20,636
Warrant liability	80,220	124,260
Operating lease liabilities, non-current	8,449	9,071
Deferred revenue, non-current	2,964	2,290
Other liabilities, non-current	114	191
Total liabilities	109,276	156,448
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 157,077,599 and 152,272,287 as of October 2, 2022 and January 2, 2022, respectively	15	15
Preferred stock, $0.0001 par value; authorized shares of 10,000,000; no shares issued or outstanding as of October 2, 2022 and January 2, 2022, respectively	—	—
Additional paid-in-capital	731,861	659,254
Accumulated deficit	(373,593)	(333,152)
Total stockholders’ equity	358,283	326,117
Total liabilities and stockholders’ equity	$467,559	$482,565
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenue	$8	$—	$5,109	$—
Cost of revenue	6,629	104	12,883	1,847
Gross margin	(6,621)	(104)	(7,774)	(1,847)
Operating expenses:
Research and development	13,948	10,301	42,506	25,413
Selling, general and administrative	13,110	8,791	36,545	17,500
Total operating expenses	27,058	19,092	79,051	42,913
Loss from operations	(33,679)	(19,196)	(86,825)	(44,760)
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	(50,160)	8,460	44,040	3,679
Interest expense, net	—	(52)	—	(187)
Other income (expense), net	1,826	(50)	2,344	(38)
Total other income (expense), net	(48,334)	8,358	46,384	3,454
Net loss	$(82,013)	$(10,838)	$(40,441)	$(41,306)

Net loss per share, basic	$(0.53)	$(0.08)	$(0.27)	$(0.38)
Weighted average number of common shares outstanding, basic	153,332,007	133,492,216	152,497,010	109,317,614
Net loss per share, diluted	$(0.53)	$(0.14)	$(0.55)	$(0.45)
Weighted average number of common shares outstanding, diluted	153,332,007	135,052,128	153,773,271	109,854,540
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2022	152,272,287	$15	$659,254	$(333,152)	$326,117
Issuance of common stock upon exercise of stock options	91,910	—	200	—	200
Issuance of common stock upon exercise of common stock warrants	4,126,466	—	47,452	—	47,452
Vesting of early exercised stock options	—	—	42	—	42
Vesting of restricted stock units	34,941	—	—	—	—
Repurchase of unvested restricted common stock	(105,886)	—	—	—	—
Stock-based compensation	—	—	4,536	—	4,536
Net income	—	—	—	42,707	42,707
Balance as of April 3, 2022	156,419,718	15	711,484	(290,445)	421,054
Issuance of common stock upon exercise of stock options	46,807	—	77	—	77
Issuance of common stock under employee stock purchase plan	126,574	—	1,113	—	1,113
Vesting of early exercised stock options	—	—	28	—	28
Vesting of restricted stock units	115,990	—	—	—	—
Repurchase of unvested restricted common stock	(30,399)	—	—	—	—
Stock-based compensation	—	—	7,603	—	7,603
Net loss	—	—	—	(1,135)	(1,135)
Balance as of July 3, 2022	156,678,690	15	720,305	(291,580)	428,740
Issuance of common stock upon exercise of stock options	204,483	—	1,775	—	1,775
Vesting of early exercised stock options	—	—	28	—	28
Vesting of restricted stock units	209,156	—	—	—	—
Repurchase of unvested restricted common stock	(14,730)	—	—	—	—
Stock-based compensation	—	—	9,753	—	9,753
Net loss	—	—	—	(82,013)	(82,013)
Balance as of October 2, 2022	157,077,599	$15	$731,861	$(373,593)	$358,283
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020, effect of reverse acquisition	100,016,559	$10	$243,484	$(207,278)	$36,216
Issuance of common stock upon exercise of stock options	2,112,373	—	30	—	30
Vesting of early exercised stock options	—	—	24	—	24
Repurchase of unvested restricted common stock	(87,768)	—	—	—	—
Issuance of Series D convertible preferred stock upon exercise of warrants	2,020,034	—	20,877	—	20,877
Stock-based compensation	—	—	1,555	—	1,555
Net loss	—	—	—	(16,165)	(16,165)
Balance as of March 31, 2021	104,061,198	10	265,970	(223,443)	42,537
Issuance of common stock upon exercise of stock options	9,442	—	4	—	4
Vesting of early exercised stock options	—	—	29	—	29
Repurchase of unvested restricted common stock	(75,111)	—	—	—	—
Stock-based compensation	—	—	2,353	—	2,353
Net loss	—	—	—	(14,303)	(14,303)
Balance as of June 30, 2021	103,995,529	10	268,356	(237,746)	30,620
Business combination, net of redemptions and equity issuance costs and PIPE financing, net	41,249,985	4	300,741	—	300,745
Vesting of early exercised stock options	—	—	29	—	29
Repurchase of unvested restricted common stock	(59,610)	—	—	—	—
Stock-based compensation	—	—	3,150	—	3,150
Net loss	—	—	—	(10,838)	(10,838)
Balance as of October 3, 2021	145,185,904	$14	$572,276	$(248,584)	$323,706
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net loss	$(40,441)	$(41,306)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,388	674
Amortization of right-of-use assets	407	388
Stock-based compensation	22,117	6,717
Changes in fair value of convertible preferred stock warrants and common stock warrants	(44,040)	(3,679)
Loss on early debt extinguishment	—	60
Changes in operating assets and liabilities:
Accounts receivable	(6)	—
Inventory	(452)	—
Prepaid expenses and other assets	(2,004)	(1,645)
Deferred contract costs	3,015	(1,279)
Accounts payable	(192)	(357)
Accrued expenses and compensation	(122)	3,173
Deferred revenue	(3,527)	2,290
Other liabilities	(46)	450
Net cash used in operating activities	(60,903)	(34,514)
Cash flows from investing activities:
Purchase of property and equipment	(31,366)	(31,509)
Net cash used in investing activities	(31,366)	(31,509)
Cash flows from financing activities:
Proceeds from Business Combination and PIPE financing	—	405,155
Payments of transaction costs related to Business Combination and PIPE financing	—	(29,641)
Proceeds from exercise of common stock warrants, net	52,828	—
Proceeds from secured promissory notes, converted promissory notes and paycheck protection program loan	—	15,000
Repayment of secured promissory note	—	(15,000)
Payment of debt issuance costs	—	(90)
Proceeds from exercise of convertible preferred stock warrants	—	102
Proceeds from the exercise of stock options	2,052	163
Proceeds from issuance of common stock under employee stock purchase plan	1,112	—
Repurchase of unvested restricted common stock	(9)	(13)
Net cash provided by financing activities	55,983	375,676
Change in cash, cash equivalents, and restricted cash	(36,286)	309,653
Cash and cash equivalents and restricted cash, beginning of period	385,418	29,218
Cash and cash equivalents, and restricted cash, end of period	$349,132	$338,871

Supplemental cash flow data (Non-cash):
Net liabilities assumed from Business Combination	$—	$73,400
Purchase of property and equipment included in liabilities	4,689	2,606
Accrued transaction costs	794	1,370
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)
The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets:

	Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021
Cash and cash equivalents	$349,007	$338,746
Restricted cash included in prepaid expenses and other current assets	125	125
Total cash, cash equivalents, and restricted cash	$349,132	$338,871
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
The Company is focused on the development and commercialization of its silicon-anode lithium-ion batteries. Starting in the second quarter of 2022, the Company commenced its planned principal operations of commercial manufacturing and began to generate revenue from its planned principal business activities.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception through October 2, 2022 and expects to incur operating losses for the foreseeable future. As of October 2, 2022, the Company had a working capital of $338.0 million and an accumulated deficit of $373.6 million. In connection with the Business Combination in July 2021, the Company raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” of the notes to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report for more information. In December 2021, the Company received $77.2 million of gross proceeds from the exercises of the Public Warrants (as defined under the heading “Common Stock Warrants” in Note 8 “Warrants”), which were being traded in the Nasdaq Global Select Market (“Nasdaq”). In January 2022, the Company received $52.8 million of net proceeds from the exercise of the Public Warrants. The Company plans to use the proceeds from the exercises of the Public Warrants for general corporate purposes.
Based on the anticipated spending, cash received from the Business Combination, net proceeds from the exercises of the Public Warrants and timing of expenditure, the Company currently expects that its cash will be sufficient to meet its funding requirements over the next twelve months. Going forward, the Company may require additional financing for its future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of October 2, 2022, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Changes in Shareholders’ equity for the quarters and fiscal years-to-date ended October 2, 2022 and October 3, 2021, and the Condensed Consolidated Statements of Cash Flows for the fiscal years-to-date ended October 2, 2022 and October 3, 2021 are unaudited. These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ equity and cash flows for the periods presented above. The results of operations for the quarter and fiscal year-to-date ended October 2, 2022 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of January 2, 2022 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in the Annual Report.
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
Summary of Significant Accounting Policies
As the Company commenced its planned principal operations of commercial manufacturing in the second quarter of 2022 and adopted Accounting Standards Update (“ASU”), 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), the Company has the following new additions and updates to the significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report.

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
For the quarter ended October 2, 2022, the Company recognized immaterial amount of revenue. For the fiscal year-to-date ended October 2, 2022, the Company recognized $5.1 million of total revenue, of which $5.1 million represented Service Revenue and an immaterial amount was for Product Revenue. Customer A represented $5.0 million of the Company's total revenue.
As of October 2, 2022 and January 2, 2022, total deferred revenue was $4.3 million and $7.9 million, respectively, and total deferred contract costs were $1.5 million and $4.6 million, respectively.
Product Warranties
The Company provides product warranties, which cover certain repair or replacement under the revenue contracts and they generally range from one to three years. Estimated costs related to warranties are recorded in the same period when the product sales occur. The warranty liability reflects management’s best estimates of such costs and are recognized as cost of revenue. The Company continuously monitors its product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors, including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between the estimated costs and the actual costs could be material to the Company’s condensed consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from the estimates, the Company may be required to revise its estimated warranty liability. As of October 2, 2022, the Company's warranty liability on the Condensed Consolidated Balance Sheet was immaterial.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Trade Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. According to ASU 2016-13, the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses are recognized in the Condensed Consolidated Statement of Operations. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The Company recognized an immaterial amount of allowance for expected credit loss as of October 2, 2022 and there was no write-off of accounts receivable for the periods presented. As of October 2, 2022, the Company's accounts receivable, net was immaterial.
Credit Losses
The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company’s investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the fair value of the available-for-sale debt security being below the amortized cost basis are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities is developed by reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. As of October 2, 2022, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company did not have available-for-sale investments.
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
In the second quarter of 2022, the Company placed its leasehold improvement and machinery and equipment into service for the Company's first production line and updated the estimated useful lives for its property and equipment. As of October 2, 2022, the Company’s second production line was not yet placed into service as it remains under construction.

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
Recently Adopted Accounting Pronouncements
Effective January 3, 2022, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. The Company adopted ASU 2016-13 using a modified retrospective transition method, which required a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption of this ASU 2016-13 did not have a material impact on its condensed consolidated financial statements. See “Credit Losses” above for a description of the Company’s credit losses accounting policy.
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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and the warrant liabilities. Cash and cash equivalents are reported at their respective fair values on the Company's Condensed Consolidated Balance Sheets. The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of October 2, 2022 and January 2, 2022 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of October 2, 2022
Assets:
Money Market Funds	$344,106	$—	$—	$344,106
Liabilities:
Private Placement Warrants	$—	$—	$80,220	$80,220

As of January 2, 2022
Liabilities:
Private Placement Warrants	$—	$—	$124,260	$124,260
The Company’s liabilities are measured at fair value on a non-recurring basis, including 6,000,000 warrants that were assumed from the Business Combination and were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. As of October 2, 2022, the fair value of the Private Placement Warrants was $13.37 per share with an exercise price of $11.50 per share. The changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs are as follows (in thousands):

Private Placement Warrants
Fair value as of January 2, 2022	$124,260
Change in fair value	(44,040)
Fair value as of October 2, 2022	$80,220

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Private Placement Warrants	Convertible Preferred Stock Warrants
Fair value as of December 31, 2020	$—	$15,995
Acquired from the Business Combination	72,900	—
Settlements	—	(20,776)
Change in fair value	(8,460)	4,781
Fair value as of October 3, 2021	$64,440	$—
The following table summarizes the key assumptions used for determining the fair value of convertible preferred stock warrants and common stock warrants.

	Private Placement Warrants Outstanding as of October 2, 2022	Private Placement Warrants Outstanding as of January 2, 2022	Convertible Preferred Stock Warrants Exercised on February 22, 2021
Expected term (in years)	3.8	4.5	2.5 - 4.1
Expected volatility	90.0%	77.5%	75.0%
Risk-free interest rate	4.2%	1.2%	0.2% - 0.4%
Expected dividend rate	0.0%	0.0%	0.0%
Note 4. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of October 2, 2022 and January 2, 2022, consisted of the following (in thousands):

	October 2, 2022	January 2, 2022
Machinery and equipment	$47,884	$6,636
Office equipment and software	1,236	918
Furniture and fixtures	721	639
Leasehold improvements	23,297	1,878
Construction in process	39,832	71,133
Total property and equipment	112,970	81,204
Less: accumulated depreciation	(8,979)	(4,591)
Property and equipment, net	$103,991	$76,613
In the second quarter of 2022, the Company placed its leasehold improvement and machinery and equipment into service for the Company's first production line and transferred the amount that was previously capitalized as construction in process into the machinery and equipment category. The Company began its depreciation using the straight-line method on the date that machinery and equipment and leasehold improvement were placed into service. As of October 2, 2022, the Company’s second production line was not yet placed into service as it remains under construction.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the depreciation and amortization expenses related to property and equipment, which are recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations (in thousands).

	Quarters Ended		Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Depreciation expense	$2,857	$299	$4,388	$674
Note 5. Inventory
Inventory consists of the following components (in thousands).

October 2, 2022
Raw materials	$331
Work-in-process	23
Finished goods	98
Total inventory	$452
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
The components of lease costs were as follows (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Operating lease cost	$453	$531	$1,292	$1,273
Supplemental lease information:

	As of
Operating leases	October 2, 2022	January 2, 2022
Weighted-average remaining lease term	7.9 years	8.7 years
Weighted-average discount rate	6.8%	6.8%

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,022	$1,084
Lease liabilities arising from obtaining ROU assets:
Operating leases	$—	$8,763
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of October 2, 2022 (in thousands).

Operating lease
2022 (remaining three months)	$343
2023	1,406
2024	1,449
2025	1,492
2026	1,491
Thereafter	5,774
Total	11,955
Less: imputed interest	(2,907)
Present value of lease liabilities	$9,048
Note 7. Commitments and Contingencies
Purchase Commitments
As of October 2, 2022 and January 2, 2022, the Company’s commitments included approximately $21.2 million and $17.4 million, respectively, of the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 6 “Leases” for more details.
Litigation
Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY)
On April 5, 2021, Derek Boxhorn filed a complaint in the United States District Court for the Southern District of New York against RSVAC and RSVAC’s board of directors. The plaintiff alleged, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. The plaintiff sought, among other things, unspecified monetary damages, attorney’s fees and costs and injunctive relief, including enjoining the Business Combination. The case was voluntarily dismissed on October 19, 2021. After the dismissal and on December 3, 2021, the plaintiff filed a motion for attorneys’ fees and costs. On August 23, 2022, the court denied the plaintiff's motion for attorney's fees and the case is closed.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. In September 2022, the Company began the mediation process. Based on the current knowledge of the legal proceeding, an estimate of possible loss liability has been recorded on the Condensed Consolidated Balance Sheet as of October 2, 2022.
From time to time, the Company may become involved in various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any other potentially material legal proceedings, and the Company is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on the Company’s business, operating results or financial condition. As of October 2, 2022, the Company established an accrued liability on the Condensed Consolidated Balance Sheet and recorded a corresponding amount as an operating expense on its Condensed Consolidated Statement of Operations. The Company continues to monitor the development of its legal proceedings that could affect its previously established accrued liability and require an adjustment to it.
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
Note 8. Warrants
Legacy Enovix Series D Convertible Preferred Stock Warrants
On February 22, 2021, in a transaction separate from the Merger Agreement, the then outstanding Legacy Enovix Series D convertible preferred stock warrants were exercised at $0.01 per share, resulting in the issuance of 10,160,936 shares of Legacy Enovix Series D convertible preferred stock to the holders of such warrants, for a total of $0.1 million. As of October 2, 2022 and January 2, 2022, there were no convertible preferred stock warrants outstanding.
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
Public Warrants
On December 7, 2021, the Company delivered the notice of redemption to the holders of the outstanding Public Warrants to redeem all of its outstanding Public Warrants. The holders of the Public Warrants had until January 7, 2022 to exercise their Public Warrants. Any public warrants that remained unexercised after 5:00 pm, New York City Time, on

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
January 7, 2022 were voided and were no longer exercisable, and the holders of the Public Warrants would be entitled to receive $0.01 per warrant.
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
On January 19, 2022, the Company received net proceeds of $52.8 million from the warrant exercises, including the $5.3 million of other receivable included in Prepaids and other current assets on the Consolidated Balance Sheet as of January 2, 2022. As of October 2, 2022, there were no Public Warrants outstanding.
Private Placement Warrants
The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of the Sponsor in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of October 2, 2022, the Company had 6,000,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information.
Note 9. Net Loss per Share
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
The following table sets forth the computation of the Company’s basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount):

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Numerator:
Net loss attributable to common stockholders - basic	$(82,013)	$(10,838)	$(40,441)	$(41,306)
Increase in fair value of Private Placement Warrants	—	(8,460)	(44,040)	(8,460)
Net loss attributable to common stockholders - diluted	$(82,013)	$(19,298)	$(84,481)	$(49,766)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic	153,332,007	133,492,216	152,497,010	109,317,614
Dilutive effect of Private Placement Warrants	—	1,559,912	1,276,261	536,926
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	153,332,007	135,052,128	153,773,271	109,854,540

Net loss per share of common stock:
Basic	$(0.53)	$(0.08)	$(0.27)	$(0.38)
Diluted	$(0.53)	$(0.14)	$(0.55)	$(0.45)
As the Company reported net loss for the periods presented above, these potentially dilutive securities were anti-dilutive and are excluded in the computation of diluted net loss per share. The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Quarters Ended		Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Stock options outstanding	5,083,643	5,852,759	5,083,643	5,852,759
Restricted stock units and performance restricted stock units outstanding	5,933,914	117,611	5,933,914	117,611
Private Placement Warrants outstanding	6,000,000	—	—	—
Public Warrants outstanding	—	11,500,000	—	11,500,000
Employee stock purchase plan estimated shares	380,847	—	380,847	—

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

	Quarters Ended		Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cost of revenue	$1,067	$—	$1,317	$274
Research and development	3,372	1,290	9,705	4,197
Selling, general and administrative	4,260	1,752	11,095	2,246
Total stock-based compensation expense	$8,699	$3,042	$22,117	$6,717
For the fiscal year-to-date ended October 2, 2022, the Company capitalized $1.2 million of stock-based compensation as property and equipment, net in the Condensed Consolidated Balance Sheet. For the fiscal year-to-date ended October 3, 2021, the Company capitalized an immaterial amount of stock-based compensation as deferred contract costs, inventory and property and equipment, net in the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, the Company accrued $1.4 million of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of October 2, 2022.
As of October 2, 2022, there was approximately $93.6 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.6 years. As of October 2, 2022, there was approximately $1.4 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.1 years.
Stock Option Activity
The following table summarized stock option activities for the fiscal year-to-date ended October 2, 2022 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 3, 2021	5,753,005	$8.88
Granted	46,190	13.82
Exercised	(343,124)	5.98		$4,077
Forfeited	(372,428)	9.43
Balances as of October 2, 2022	5,083,643	$9.08	8.5	$47,348

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of October 2, 2022 represents the value of the Company’s closing stock price at $18.34 on October 2, 2022 in excess of the exercise price multiplied by the number of options outstanding.

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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of October 2, 2022, 3,342,128 shares remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of October 2, 2022 was $0.2 million and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The Company generally grants RSUs with service vesting condition and PRSUs with both performance and service vesting conditions. Each RSU or PRSU is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company’s common stock upon vesting. The following table summarized RSUs and PRSUs activities for the fiscal year-to-date ended October 2, 2022 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 2, 2022	535,449	$23.38	—	$—
Granted	4,513,171	13.63	1,500,845	13.41
Vested	(358,747)	15.61	—	—
Forfeited	(256,804)	16.26	—	—
Issued and unvested shares outstanding as of October 2, 2022	4,433,069	$14.50	1,500,845	$13.41
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
Related Party Loans
On May 24, 2021, the Company issued to a member of the board of directors a secured promissory note (the “Secured Promissory Note”) with an aggregate principal balance of $15.0 million and an interest at a rate of 7.5% per annum, payable monthly and on the maturity date. On July 14, 2021, the Company repaid all amounts outstanding under the Secured Promissory Note, which totaled $15.2 million in principal and interest. In the connection with the note repayment, the Company incurred $0.1 million of loss on early debt extinguishment related to the write-off of unamortized debt issuance costs in the third quarter of 2021. The Company paid $0.2 million of interest for the fiscal year ended January 2, 2022. As of October 2, 2022 and January 2, 2022, the Company had no outstanding debt.
Employment Relationship
The Company employs two family members of the Company’s Chief Executive Officer, who perform engineering work in the Fremont facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s consolidated results of operations and financial condition as of October 2, 2022 and for the quarter and fiscal year-to-date ended October 2, 2022 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
We design, develop and have started to commercially manufacture an advanced silicon-anode lithium-ion battery using our proprietary 3D cell architecture that increases energy density and maintains high cycle life. This enables us to use silicon as the only active lithium cycling material in the anode whereas industry incumbents have historically combined only a modest amount of silicon (3%-7%) with graphite. We have applied an equally innovative approach to develop proprietary roll-to-stack production tools for existing lithium-ion battery manufacturing lines and increase megawatt hour capacity. Our silicon anode battery architecture allows lithium-ion batteries to be produced smaller, cheaper and more efficiently at scale than current alternatives.
To date, we have concentrated our operational effort on researching, developing and commercializing the cutting-edge technology behind our silicon-anode lithium-ion battery. Over the past several years, we have signed agreements to provide engineering and proof of concept samples to blue-chip companies in the consumer electronic industry (smartwatches, augmented reality/virtual reality, smartphones, fire/life/safety radios, laptops). In addition to those industries, we are pursuing the deployment of our technology for the electric vehicle (“EV”) market.
We currently lease our headquarters, engineering and manufacturing space in Fremont, California. In 2020, we started procuring equipment for our first high volume production line (“Fab-1”). The first of this equipment began arriving in early 2021. Fab-1 is now operational, and we commenced our planned principal operations of commercial manufacturing and recorded our first product revenue as scheduled in the second quarter of 2022. During the third quarter of 2022, we continued to work closely with three key vendors to further the design of the critical path elements of our second generation (“Gen2”) manufacturing line. Over the last six months, together with these vendors, we have significantly advanced the detailed design of these systems, incorporating the learnings from our existing lines at Fab-1 in Fremont (“Gen1”), to validate the new Gen2 high speed equipment design concepts. We placed a purchase order for our Gen2 packaging line and expect to place orders for our Gen2 laser patterning systems and assembly line in the fourth quarter of 2022. Other non-critical path equipment will be ordered thereafter. Subject to final technical design and Board approval scheduled for early 2023, we continue to target full delivery of our Gen2 equipment in the second half of 2023 followed by our Gen2-compatible pilot line (“Agility Line”) for accelerated product development and qualification.
We anticipate that this generation of toolset will provide a blueprint for supporting future licensing and joint ventures with existing customers and battery companies. We plan to bring additional Gen2 lines up over the course of 2024 in conjunction with the timing of customer programs. We expect that certain customers may require up to several months to qualify the Gen2 line before accepting product that is manufactured on that line.
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

Change in Fiscal Year
In the third quarter of 2021, we changed our fiscal year on a prospective basis effective on July 1, 2021 and did not adjust operating results for prior periods. A fiscal year calendar typically consists of four 13-week quarters. Our 2022 fiscal year is comprised of four fiscal quarters ending on April 3, 2022, July 3, 2022, October 2, 2022 and January 1, 2023, respectively.
Comparability of Financial Information
Our future results of operations and financial position may not be comparable to historical results as a result of the Merger.
Key Trends, Opportunities and Uncertainties
We generate revenue from payments received from our customers in connection with (a) the sale of silicon-anode lithium-ion batteries and battery pack products (“Product Revenue”) and (b) executed engineering revenue contracts (“Service Revenue”) for the development of silicon-anode lithium-ion battery technology. We commenced shipment of commercially manufactured batteries in the second quarter of 2022. Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges as described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Q3 2022 Highlights:
During the third quarter of 2022, we made steady operational progress in Fab-1 that allowed us to improve yield while also continuing to ship cells from our production line for qualification programs and pre-production end-product builds. Production cells were shipped to 25 original equipment manufacturers (each an “OEM”), including three “Strategic Accounts” (which we define as “mega cap” technology companies with market capitalizations that exceed $200 billion and that have the potential to use Enovix batteries in multiple product applications), as well as a tier one lithium-ion battery OEM and a top 10 global automotive OEM.
In November 2022, we announced a non-binding memorandum of understanding (“MOU”) with a Strategic Account to incorporate our cells into wearable, mobile, and computing applications. This follows a purchase order we received from such Strategic Account earlier in 2022, which led to the testing of our cells and culminated in the MOU, which establishes a framework for the deployment and scale-up of our technology across their product portfolio.
Our revenue funnel was $1.4 billion at the end of third quarter of 2022, which was comprised of $1.0 billion of Engaged Opportunities and $423.0 million of Active Designs and Design Wins (each as defined below). Our revenue funnel is defined as the potential value of a full production year for all of the customer projects for which we have been engaged. The components of the revenue funnel are:
•Engaged Opportunities: Consists of engaged customers that have determined that our battery is applicable to their product and are evaluating our technology.
•Active Designs: Consists of customers that have completed evaluation of our technology, identified the end-product and started design work.
•Design Win: Consists of customers that have funded a custom battery design or are qualifying one of our standard batteries for a formally approved product that will use an Enovix cell. As of the end of the third quarter of 2022, we have nine Design Wins in the following market applications: wearables (3), industrial/medical (2), mobile communications (1), computing (1) and augmented reality/virtual reality (“AR/VR”) (2). Two of our nine Design Wins are with Strategic Accounts and we have opportunities with a total of Six Strategic Accounts at various stages within our revenue funnel.
The speed with which we convert our revenue funnel to purchase orders and revenue will ultimately be governed by how fast we qualify customers, improve our manufacturing processes and bring on additional capacity.
Product Development
We have developed and delivered standardized sample (i.e., prototype) lithium-ion batteries to multiple, industry leading consumer electronics manufacturers with energy densities higher than industry standard batteries of similar size. “Energy density” is measured as the product of the power a battery puts out in watts times the number of hours the battery can put out that power, divided by the volume (size) of the battery measured in liters. The units of energy density are thus watt-hours per liter or Wh/l. As of October 2, 2022, we estimate that our first technology node, called EX-1, which makes batteries sized for wearables and mobile communications devices, will deliver batteries with 21%-113% greater energy density than the batteries in several categories of currently available consumer electronics products. Our targeted spec for EX-1 is 714 Wh/l for wearables and 900 Wh/l for our reference size mobile communications devices. We have achieved 714 Wh/l in Fab-1 for wearables and expect to achieve 900 Wh/l for our reference size mobile communications devices in 2024. In 2023, we expect to build cells for mobile communications devices that achieve the EX-1 node energy density but due to their smaller size will be at 882 Wh/l.
Additionally, we are now far along with a new technology node we call EX1.5, which sits between our first node, EX-1, and our second-generation node, EX-2. We have hit our EX1.5 target of 772 Wh/l for wearables (965 Wh/l when adjusted to our reference size mobile communications) and these cells were put into cycling during the third quarter of 2022. We anticipate sampling this technology in 2023 to customers, giving us confidence that our architecture will allow Enovix to continue to move off the industry’s long-term trend of meager improvements.
Our product roadmap also projects that adjusted to our reference size mobile communications device (900 Wh/l in EX-1), the energy density of our batteries will improve) to 1,030 Wh/l by 2024 (EX-2 node) and 1,255 Wh/l by 2025 (EX-3 node). Both the EX-2 and EX-3 product families will introduce an added step-function improvement in Li-ion energy density over the industry. This energy density breakthrough alters a 30-year Li-ion battery industry trajectory of modest (4.2%) annual Li-ion battery energy density improvements through 2021. Assuming this industry improvement rate of 4.2% per year continues, and our estimated greater energy density, it would require approximately five years for the industry to reach energy densities equivalent to our batteries at similar size, based on our contemplated roadmap.
To achieve these goals, we plan to drive step-function improvements in 3D cell architecture to increase overall performance efficiency, while also benefiting from the adoption of the higher energy density cathodes that are being continually developed by the industry.
Additionally, we estimate that our batteries can deliver higher storage capacity (measured in milliampere/hour, or mAh) compared to industry standard batteries of similar size. As of October 2, 2022, we estimate that EX-1 node delivers 32%-133% greater end-of-life battery storage capacity (based on end-of-life dimensions) than the batteries in several categories of currently available consumer electronics products.
External validation of the performance of our samples has led to several Service Revenue contracts between us and these customers. Pursuant to each of these agreements, we are developing custom 3D silicon lithium-ion batteries for specific wearable, computing and mobile communication device applications. We have also manufactured batteries incorporating our BrakeFlowTM technology. The design and development phases and the manufacturing of these custom samples are performed at our headquarters in Fremont, California. In January 2022, we began shipping 3D silicon lithium-ion batteries for qualification to customers. We furthered the design of our Gen2 manufacturing equipment with our suppliers during the second and third quarters of 2022. The Gen2 manufacturing line (“Autoline”) is designed to be faster and require less space per battery produced than Gen1. Our Gen1 and Gen2 engineering teams have identified and incorporated over 120 process and design improvements into Gen2. Incorporating these improvements is expected to result in upgraded laser patterning systems, higher speed manufacturing of our battery (up to 10x compared to our current capability) and a 6x improvement in changeover time between battery sizes relative to Gen1. During the third quarter of 2022, we placed a purchase order for our Gen2 packaging line and expect to place orders for our Gen2 laser patterning systems and assembly line in the fourth quarter of 2022. Other non-critical path equipment will be ordered thereafter. Subject to final technical design approval and Board approval scheduled for early 2023, we continue to target the full delivery of our Gen2 equipment and installation in second battery cell factory (“Fab-2”) in the second half of 2023 followed by Agility Line for accelerated product development and custom-cell qualification.
We anticipate that a complete Gen2 Autoline that can produce both small and large cells will cost between $50 million and $70 million of capital expenditures and at 80% overall equipment effectiveness (“OEE”) will produce just over nine million cells annually once fully ramped. We have separately started the development of a dedicated line for wearables-size batteries that can make four times as many cells.
Commercialization
We commenced deliveries of commercial cells from Fab-1, but we have experienced challenges associated with bringing up the manufacturing equipment in Fab-1, including technical issues negatively impacting yield and volume production, and extended shipping times, supply chain constraints and intermittent vendor support during equipment bring-up resulting from COVID-19 travel restrictions imposed by certain countries in Asia. Fab-1 features a first-of-its-kind line for battery production. As a result, we regularly face and overcome new challenges to improve yield and output. Simultaneously, these efforts have provided and continue to provide valuable learning experiences, allowing us to improve our processes and equipment for future lines. With production commenced, our focus in Fab-1 is on increasing volumes and yields. In the third quarter of 2022, we worked to optimize our first production line (“Line 1”) at Fab-1 for higher yield and throughput, bring up our second production line in Fab-1 (“Line 2”), and complete our learnings for Gen2. Given the wide gap in expected performance between our Gen1 and Gen2 and the slower-than-expected improvements on our Gen1 manufacturing equipment, we have concluded that the incremental effort necessary to drive higher throughput on Gen1 technology is better spent on the critical yield and productivity learning necessary for a strong launch of our Gen2 Autoline. We expect Fab-1 improvement activities to extend into 2023, but at a slower rate given the decision to redirect resources to Gen2.
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
Market Focus and Market Expansion
According to industry analyst Avicenne Energy’s 2019 estimate, the Li-ion battery cell market will grow from $45 billion in 2020 to $75 billion in 2025. Our near-term focus is on the following market applications: wearables (smartwatches, AR/VR, headsets, medical applications, etc.), computing and mobile communications. This high value segment represents an addressable market that is estimated to be $13 billion by 2025, based on our analysis of industry unit forecasts from industry researchers and our estimates of average selling prices of such units. We are actively sampling to potential customers in these markets and have design wins in each. We have also engaged with new customers in product applications, such as action cameras, portable gaming, smartwatches built for children, handheld payment terminals, portable routers, and gaming PCs.
We believe focusing on these categories ahead of EVs is the right strategy for any advanced battery company because of the economic and time-to-market advantages. Entering the EV battery market requires billions of dollars of capital to build Gigafactories, offers lower prices per kWh than mobile electronics and demands long qualification cycles. We believe the best approach is to start in premium markets where we can leverage our differentiated technology and solidify our manufacturing process while driving toward profitability At the same time, we are seeding our entry into the EV battery market by sampling batteries to EV OEMs and continuing work on our three-year grant with the U.S. Department of Energy to demonstrate batteries featuring our silicon anode paired with EV-class cathode materials. Our goal is to translate this work into partnerships (e.g., joint ventures or licensing) with EV OEMs or battery OEMs in order to commercialize our technology in this end market.
Access to Capital
Assuming we experience no significant delays in the research and development of our battery nor any deterioration in capital efficiency, we believe that our cash resources, including the net proceeds from the completion of the Merger, are sufficient to fund the continued build-out and production ramp of our Fab-1 manufacturing facility in Fremont, California and lease or purchase and retrofit an existing facility, as well as our Fab-2 for growth.
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
Cost of Revenue
Cost of revenue includes materials, labor, allocated depreciation expense, and other direct costs related to Service Revenue contracts and production lines. Labor consists of personnel-related expenses such as salaries and benefits, and stock-based compensation. With our production commenced in the second quarter of 2022, we anticipate that cost of revenues will increase significantly as we optimize our first production line and bring-up our second production line.
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
To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility in Fremont, California, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will continue to increase for the foreseeable future as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We are establishing a research and development center in India that will initially focus on developing machine learning algorithms.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related expenses, marketing expenses, allocated facilities expenses, depreciation expenses, travel expenses, and professional services expenses, including legal, human resources, audit, accounting and tax-related services. Personnel related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities.
We are expanding our personnel headcount to support the ramping up of commercial manufacturing and being a public company. Accordingly, in addition to non-recurring costs associated with the Business Combination and anticipated costs of being a public company, we expect our selling, general and administrative expenses to increase significantly in the near term and for the foreseeable future.
Other Income (Expense), net
Other income and expense, net primarily consists of dividends, interest income, interest expense, fair value adjustments for outstanding convertible preferred stock warrants and fair value adjustments for outstanding common stock warrants.
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

Results of Operations
Comparison of Quarter Ended October 2, 2022 to Prior Year's Quarter Ended October 3, 2021
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Quarters Ended
	October 2, 2022	October 3, 2021	Change ($)	% Change
Revenue	$8	$—	$8	N/M
Cost of revenue	6,629	104	6,525	N/M
Gross margin	(6,621)	(104)	(6,517)	N/M
Operating expenses:
Research and development	13,948	10,301	3,647	35%
Selling, general and administrative	13,110	8,791	4,319	49%
Total operating expenses	27,058	19,092	7,966	42%
Loss from operations	(33,679)	(19,196)	(14,483)	75%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	(50,160)	8,460	(58,620)	N/M
Interest expense, net	—	(52)	52	N/M
Other income (expense), net	1,826	(50)	1,876	N/M
Total other income (expense), net	(48,334)	8,358	(56,692)	N/M
Net loss	$(82,013)	$(10,838)	$(71,175)	657%
N/M – Not meaningful
Revenue
Revenue for the quarter ended October 2, 2022 was immaterial. As of October 2, 2022 and January 2, 2022, we had $4.3 million and $7.9 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the quarter ended October 2, 2022 was $6.6 million, compared to $0.1 million during the quarter ended October 3, 2021. The increase in cost of revenue of $6.5 million was attributable to $3.7 million of labor costs, $2.4 million of allocated depreciation expense and other miscellaneous direct costs since we commenced our production in the second quarter of 2022. As of October 2, 2022 and January 2, 2022, we had $1.5 million and $4.6 million, respectively, of deferred contract costs on our Condensed Consolidated Balance Sheets.
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
In the beginning of June of 2022, we completed construction of our first production line and placed this equipment in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of revenue, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and idle costs to continue to increase from the second quarter of 2022 going forward. A full quarter of depreciation and idle costs was included in the third quarter of 2022 and no such costs were included in the corresponding period of 2021. In addition, we anticipate our factory overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support the build-out of additional production lines and maintain our new manufacturing facilities.
Research and Development Expenses
Research and development expenses for the quarter ended October 2, 2022 were $13.9 million, compared to $10.3 million during the quarter ended October 3, 2021. The increase of $3.6 million, or 35%, was primarily attributable to an increase in our research and development employee headcount resulting in a $1.5 million increase in salaries and employee benefits, a $2.1 million increase in stock-based compensation expenses, a $0.8 million increase in subcontractors costs and a $0.7 million increase in tooling and materials, which were partially offset by decreases in other miscellaneous research and development expenses as some of the overhead costs were classified as cost of revenue in third quarter of 2022 instead of research and development expense in the corresponding period in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended October 2, 2022 were $13.1 million, compared to $8.8 million during the quarter ended October 3, 2021. The increase of $4.3 million, or 49%, was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $0.6 million increase in salaries and employee benefits and a $2.5 million increase in stock-based compensation expenses. The remaining increase of $1.2 million was primarily comprised of a $1.7 million increase in legal and professional fees, a $0.8 million increase in subcontractors costs and a $0.4 million increase in insurance expense, which were partially offset by decreases in marketing, recruiting and other miscellaneous expenses.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants
The change in fair value of common stock warrants of $(50.2) million for the quarter ended October 2, 2022 was attributable to an increase, during the quarter, in the fair value of the 6,000,000 common stock warrants that are held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The change in fair value of common stock warrants of $8.5 million for the quarter ended October 3, 2021 was attributable to a decrease, during the quarter, in the fair value of the Private Placement Warrants. As of October 2, 2022, there were 6,000,000 common stock warrants outstanding and no Legacy Enovix convertible preferred stock warrants outstanding.

Comparison of Fiscal Year-to-date Ended October 2, 2022 to Prior Fiscal Year-to-date Ended October 3, 2021
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	Change ($)	% Change
Revenue	$5,109	$—	$5,109	N/M
Cost of revenue	12,883	1,847	11,036	N/M
Gross margin	(7,774)	(1,847)	(5,927)	N/M
Operating expenses:
Research and development	42,506	25,413	17,093	67%
Selling, general and administrative	36,545	17,500	19,045	109%
Total operating expenses	79,051	42,913	36,138	84%
Loss from operations	(86,825)	(44,760)	(42,065)	94%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	44,040	3,679	40,361	N/M
Interest expense, net	—	(187)	187	N/M
Other income (expense), net	2,344	(38)	2,382	N/M
Total other income (expense), net	46,384	3,454	42,930	N/M
Net loss	$(40,441)	$(41,306)	$865	(2)%
N/M – Not meaningful
Revenue
Revenue for the fiscal year-to-date ended October 2, 2022 was $5.1 million, comprised of $5.1 million of Service Revenue and an immaterial amount of Product Revenue. Service Revenue was primarily attributed to the satisfaction of our final performance obligations for and our deliveries of (a) pilot cells and (b) battery packs to two customers under our Service Revenue customer contracts. Customer A represented $5.0 million of our total revenue for the fiscal year-to-date ended October 2, 2022.
A portion was previously recorded as deferred revenue on our Condensed Consolidated Balance Sheet. As of October 2, 2022 and January 2, 2022, we had $4.3 million and $7.9 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal year-to-date ended October 2, 2022 was $12.9 million, compared to $1.8 million during the prior fiscal year-to-date ended October 3, 2021. The increase in cost of revenue of $11.0 million was attributable to $4.7 million of labor costs, $3.3 million of allocated depreciation expense and other miscellaneous direct costs since we began our production in the second quarter of 2022. As of October 2, 2022 and January 2, 2022, we had $1.5 million and $4.6 million, respectively, of deferred contract costs on our Condensed Consolidated Balance Sheets.
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
In the beginning of June of 2022, we completed construction of our first production line and placed this equipment in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of revenue, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and idle costs to continue to increase from the second quarter of 2022 going forward. Approximately four months of depreciation and idle costs was included in the fiscal year-to-date ended October 2, 2022 and no such costs were included in the corresponding period of 2021. In addition, we anticipate our factory overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support the build-out of additional production lines and maintain our new manufacturing facilities.
Research and Development Expenses
Research and development expenses for the fiscal year-to-date ended October 2, 2022 were $42.5 million, compared to $25.4 million during the prior fiscal year-to-date ended October 3, 2021. The increase of $17.1 million, or 67%, was primarily attributable to an increase in our research and development employee headcount resulting in a $5.5 million increase in salaries and employee benefits, a $5.5 million increase in stock-based compensation expenses, a $3.5 million increase in subcontractor costs and a $1.7 million increase in tooling and materials. The remaining increase was primarily due to travel expenses and other miscellaneous research and development expenses, which were partially offset by a decrease in overhead costs that were classified as cost of revenue starting in June 2022 instead of research and development expense for the prior fiscal year-to-date of 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year-to-date period ended October 2, 2022 were $36.5 million, compared to $17.5 million during the prior fiscal year-to-date ended October 3, 2021. The increase of $19.0 million, or 109%, was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $2.6 million increase in salaries and employee benefits and a $8.8 million increase in stock-based compensation expenses. The remaining increase of $7.6 million was primarily comprised of a $5.1 million increase in legal and professional fees, a $2.5 million increase in subcontractors costs and a $1.6 million increase in insurance expense, which were partially offset by decreases in marketing, recruiting and other miscellaneous expenses.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants
The net change in fair value of convertible preferred stock warrants and common stock warrants was comprised of a change in fair value of common stock warrants of $44.0 million for the fiscal year-to-date period ended October 2, 2022 and a net change in fair value of common stock warrants and convertible preferred stock warrants of $3.7 million for the prior fiscal year-to-date ended October 3, 2021.
For the fiscal year-to-date period ended October 2, 2022, the change in fair value of common stock warrants of $44.0 million was attributable to a decrease in the fair value of the 6,000,000 Private Placement Warrants.
On February 22, 2021, all 10,160,936 Legacy Enovix's Series D convertible preferred stock warrants were exercised at $0.01 per share for a total of $0.1 million. The increase in the fair value of the convertible preferred stock warrants, up to February 22, 2021, was due to the increase in Legacy Enovix’s enterprise value throughout 2020 and the first quarter of 2021. The change in the fair value of the convertible preferred stock warrants of $4.8 million was recorded as other expense for the prior fiscal year-to-date ended October 3, 2021. This change was partially offset by a decrease in fair value of $8.5 million of common stock warrants for the prior fiscal year-to-date ended October 3, 2021.
Non-GAAP Financial Measures
While we prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), we also utilize and present certain financial measures that are not based on GAAP. We refer to these financial measures as “Non-GAAP” financial measures. In addition to our financial results determined in accordance with GAAP, we believe that EBITDA, and Adjusted EBITDA, and Free Cash Flow (each as defined below), are useful measures in evaluating our financial and operational performance distinct and apart from financing costs, certain non-cash expenses and non-operational expenses.
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
Below is a reconciliation of net loss on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss	$(82,013)	$(10,838)	$(40,441)	$(41,306)
Interest expense, net	—	52	—	187
Depreciation and amortization	2,995	687	4,795	1,062
EBITDA	(79,018)	(10,099)	(35,646)	(40,057)
Stock-based compensation expense	8,699	3,042	22,117	6,717
Change in fair value of convertible preferred stock warrants and common stock warrants	50,160	(8,460)	(44,040)	(3,679)
Loss on early debt extinguishment	—	60	—	60
Adjusted EBITDA	$(20,159)	$(15,457)	$(57,569)	$(36,959)
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

	Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021
Net cash used in operating activities	$(60,903)	$(34,514)
Capital expenditures	(31,366)	(31,509)
Free Cash Flow	$(92,269)	$(66,023)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through October 2, 2022 and expect to incur operating losses for the foreseeable future. As of October 2, 2022, we had cash and cash equivalents of $349.0 million, a working capital of $338.0 million and an accumulated deficit of $373.6 million. Prior to the Business

Combination, we had financed our operations primarily from the sales of convertible preferred stock, borrowing from convertible promissory notes, and borrowing from the Secured Promissory Note (as defined under the heading “Related Party Loans” in Note 11 “Related Party” of our notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). In connection with the Business Combination in July 2021, we raised approximately $373.7 million of net proceeds, after deducting transaction costs and estimated offering related expenses. Please refer to Note 3 “Business Combination” of the notes to the consolidated financial statements for the fiscal year ended January 2, 2022 included in the Annual Report for more information. In December 2021, we received $77.2 million of gross proceeds from the exercises of the Public Warrants (as defined under the heading “Common Stock Warrants” in Note 8 “Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q), which were being traded in the Nasdaq Global Select Market (“Nasdaq”). In January 2022, we received $52.8 million of net proceeds from the exercise of the Public Warrants. We plan to use the proceeds from the exercises of the Public Warrants for general corporate purposes.
Material Cash Requirements
As of October 2, 2022, we had cash and cash equivalents of $349.0 million. We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In fiscal year 2022 and over the next several years, we expect that our research and development expenses and selling, general and administrative expenses will continue to increase.
For the fiscal year-to-date ended October 2, 2022, we purchased $31.4 million of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. See more discussion on contractual obligations and commitments section.
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
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	October 2, 2022	October 3, 2021	Change ($)
Net cash used in operating activities	$(60,903)	$(34,514)	$(26,389)
Net cash used in investing activities	(31,366)	(31,509)	143
Net cash provided by financing activities	55,983	375,676	(319,693)
Change in cash, cash equivalents, and restricted cash	$(36,286)	$309,653	$(345,939)
Fiscal Year-to-Date Ended October 2, 2022 Compared to Prior Fiscal Year-to-Date Ended October 3, 2021
Operating Activities
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
Net cash used in operating activities was $60.9 million for the fiscal year-to-date ended October 2, 2022. Net cash used in operating activities consists of net loss of $40.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $44.0 million, stock-based compensation expense of $22.1 million and depreciation and amortization expense of $4.8 million.

Net cash used in operating activities was $34.5 million for the fiscal year-to-date ended October 3, 2021. Net cash used in operating activities consists of net loss of $41.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of convertible preferred stock warrants of $3.7 million and stock-based compensation expense of $6.7 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. We expect the costs to acquire property and equipment to increase substantially in the near future as we complete the build-out of our manufacturing facility for our battery manufacturing production. Net cash used in investing activities, which were primarily related to equipment purchases, were $31.4 million and $31.5 million for the fiscal years-to-date ended October 2, 2022 and October 3, 2021, respectively.
Financing Activities
Net cash provided by financing activities was $56.0 million for the fiscal year-to-date ended October 2, 2022, which primarily consisted of $52.8 million of net proceeds from the exercises of Public Warrants, $2.1 million of proceeds from the exercise of stock options and $1.1 million of net proceeds from issuance of shares of our common stock, par value $0.0001 per share (“Common Stock”) under our employee stock purchase plan.
Net cash provided by financing activities was $375.7 million for the fiscal year-to-date ended October 3, 2021, which was primarily consisted of $405.2 million of proceeds from the Business Combination and the PIPE financing, $15.0 million proceed from the borrowing of the Secured Promissory Note, which was partially offset by $29.6 million of payments of transaction costs related to Business Combination and PIPE financing and $15.0 million of principal payment of Secured Promissory Note.
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
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancelable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation. As of October 2, 2022, our commitments included approximately $21.2 million of our open purchase orders and contractual obligations that occurred in the ordinary course of business. During the third quarter of 2022, we placed purchase orders of Gen2 manufacturing equipment and we expect to place additional purchase orders in the fourth quarter of 2022 to support our operation development. For contractual obligations, please see Note 7 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of October 2, 2022, we had cash and cash equivalents of $349.0 million, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. As of October 2, 2022, we had no outstanding interest bearing debt.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
There was no material foreign currency risk for the quarter ended October 2, 2022. Our activities to date have been limited and were conducted primarily in the U.S.
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
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation may generally affect us by increasing our costs and expenses. Although there was no material inflation risk for the quarter ended October 2, 2022 as our activities to date have been primarily related to research and development activities, as well as our Fab-1 construction, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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
As of October 2, 2022, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of October 2, 2022, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended October 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance and costs.*
Although we have developed our Li-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, all of which has not yet been qualified to operate at large-scale manufacturing volumes. To meet our projected future demand, we believe we need to increase our manufacturing throughput and yield metrics. Meeting our goals will be a multi-quarter endeavor and we have experienced delays in meeting these goals to date. For example, during the third quarter of 2022, metrology limitations of our Gen1 manufacturing equipment inhibited our ability to isolate the source of equipment variabilities, thus delaying ramping our manufacturing output. We may experience further delays improving manufacturing yield, throughput and equipment availability.
In addition, the final technical and board design approval for our Gen2 may not occur as planned in early 2023 and it may take longer than expected to install, qualify and release the Gen2 line at Fab-2 and make further modifications to the Gen1 equipment to achieve our goals for throughput and yield. The work required to develop this process and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with developers and equipment providers to ensure that it works properly for our unique battery technology. This integration work will involve a significant degree of uncertainty and risk, and we may not be able to achieve our goals for throughput and yield. Further, the integration work may result in the delay in the scaling up of production or result in additional cost to our battery cells. Even after our Gen2 manufacturing line is installed, we expect that certain customers may require up to several months to complete technology qualification of the Gen2 line before accepting product that is manufactured on that line.
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
Our customers’ products are typically on a yearly or longer refresh cycles. If we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to pass all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temp storage capacity and swelling, etc. While we have product wins for which we are designing custom products for specific customers, we do not have volume production commitments for each of these products. Should we not be able to convert these design wins into orders for volume production, our financial performance would be impacted. Batteries are known in the market to have historically faced risk associated with safety, and therefore customers can be reluctant to take risks on new battery technologies. Since no new battery technology analogues to our technology have entered the market for thirty years, it may be difficult for us to overcome customer risk objections. If unanticipated problems arise, it may raise warranty costs and adversely affect revenue and profit.
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

Risks Related to Our Business
We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.*
We incurred net loss of approximately $40.4 million and $41.3 million, respectively, for the fiscal years-to-date ended October 2, 2022 and October 3, 2021 and an accumulated deficit of approximately $373.6 million as of October 2, 2022. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries.
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
Beginning in the second quarter of 2022, we made commercial shipments to multiple customers. If we experience significant delays or order cancellations, or if we fail to develop our products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our products in the future, that the demand for these new products will develop, which could adversely affect our business and any possible revenues. If our products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate revenues or attain profitability.
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
To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal year-to-date ended October 2, 2022.
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
On April 5, 2021, Derek Boxhorn, a purported stockholder in RSVAC, filed a complaint in the United States District Court for the Southern District of New York against RSVAC and its board of directors. The case is captioned Derek Boxhorn v. Rodgers Silicon Valley Acquisition Corp., et al., 1:21-cv-02900 (SDNY). The Boxhorn complaint alleged, among other things, that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. The case was voluntarily dismissed on October 19, 2021. After the dismissal and on December 3, 2021, the plaintiff filed a motion for attorneys’ fees and costs. On August 23, 2022, the court denied the plaintiff's motion for attorney's fees and the case is closed.
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
As discussed in the condensed consolidated financial statements, in Part I of this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We incurred net loss of approximately $40.4 million and $41.3 million, respectively, for the fiscal years-to-date ended October 2, 2022 and October 3, 2021. As of October 2, 2022, we had an accumulated deficit of $373.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

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
We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. For example, on January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest, and reasonable costs and attorney fees. In September 2022, we began the mediation process with the plaintiff.
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

Dated: November 3, 2022	Enovix Corporation

	By:	/s/ Harrold Rust
Harrold Rust
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steffen Pietzke
Steffen Pietzke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)