Form 10-K
period 2023-01-01
Enovix Corp
filed 2023-03-01
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on July 1, 2022 based on the closing price of the shares of common stock on such date as reported on The Nasdaq Global Select Market, was approximately $970.3 million. Shares of voting stock held by each officer, director and each person known by the registrant to beneficially own 10% of more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2023, 157,780,082 shares of common stock, par value $0.0001 per share, were issued and outstanding.
Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

Enovix Corporation
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 1, 2023

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

PART I
Item 1. Business
Company Overview
Enovix Corporation (the “Company,” “we,” “us,” “our” and “Enovix”) is on a mission to power the technologies of the future. We do this by designing, developing, manufacturing and commercializing next generation Lithium-ion, or Li-ion, battery cells that significantly increase the amount of energy density and storage capacity relative to conventional battery cells. Our battery’s mechanical design, or “architecture,” allows us to use high performance chemistries while enabling safety and charge time advantages.
The benefit of an enhanced battery for portable electronics is devices that have more power budget available to keep up with user preferences for more advanced features and more attractive form factors. The benefit of an advanced battery for Electric Vehicles (“EVs”) is a faster charging battery that reduces the cost per mile due to higher energy density.
Enovix was established in 2007 based on the premise that fundamentally altering battery performance would require a reinvention of the battery’s architecture. Our architecture allows us to use 100% active silicon and no graphite in the battery’s anode, which is the negative electrode that stores lithium ions when a battery is charged. The advantage of silicon over graphite is that it can theoretically store more than twice as much lithium as graphite, which increases a battery’s energy density and overall capacity. The battery industry has historically struggled to incorporate more than a small amount of silicon in the anode because silicon can swell and crack in conventional architectures, impacting safety and performance. By contrast, our architecture is designed to accommodate silicon’s swelling and apply stack pressure that alleviates the cracking problem.
We have devoted significant funds and resources to develop our battery’s architecture and the unique patterning and stacking assembly process for manufacturing our cells. This was done in conjunction with partnership and investment from several strategic partners in the solar and semiconductor industries. Since 2018, we have sampled batteries to multiple customers that have validated the performance of our products. In 2020, we started procuring equipment for our first production line (“Fab-1”). We recognized our first production revenue in the second quarter of 2022 from Fab-1.
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
Historically, advancements in battery performance have come primarily from improvements in the active cathode and anode materials of the battery. The process of new materials discovery, development, testing and qualification is by its nature a slow and arduous process and resulted in an anemic rate of battery improvement. At the same time, the electronic devices that these batteries power have dramatically increased their product features and energy requirements by capitalizing on the rapid and continuous electronic miniaturization provided by the semiconductor integrated circuit (“IC”) industry. This phenomenon, known as “Moore’s Law”, has resulted in electronic components doubling their transistor density (and thus the IC product features) about every two years. The disparity in improvement rates between ICs and batteries has forced the consumer devices industry to compromise the usable feature sets and the operating time between battery charges.

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
Silicon’s high energy density, however, creates four significant technical problems that must be solved:
•Formation expansion. “Formation” is the term for the first charging of the battery, when lithium moves from the cathode, through the separator, to the anode. When fully charged, a silicon anode can more than double in thickness, resulting in significant swelling that can physically damage the battery, causing failure.
•Formation efficiency. When first charged, a silicon anode can absorb and permanently trap as much as roughly 40% to 50% of the original lithium in the battery, reducing the battery’s capacity by about 50% to 60%.
•Cycle swelling. A silicon anode will swell and shrink when the battery is charged and discharged, respectively, causing damage to both the package and the silicon particles in the anode, which can crack, and further trap lithium on the fresh silicon surfaces exposed by the crack.
•Cycle life. Silicon particles can become electrically disconnected from the electrode when the silicon anode is in its shrunken state and can crack when the silicon anode is swollen, both of which can lower cycle life. In addition, when silicon particles become disconnected from the electrode, they are no longer able to accept lithium and neighboring particles must absorb the excess, causing over charging and further opportunities for physical damage.
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
To manage these 210 pounds of force, we invented a very thin (50-micron) stainless steel constraint system to surround the battery. This constraint system limits the battery from swelling and growing in size. Moreover, the constraint system keeps the anode and cathode materials under constant compression, maintaining excellent particle-to-particle connection.
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
A silicon anode, by contrast, has a formation efficiency of roughly 50% to 60%, meaning that about 40% to 50% of the lithium is trapped in the silicon anode during formation and is no longer available for repeated cycling, reducing the battery’s capacity in half.
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
The physical process by which the added lithium moves into the battery is called diffusion. The time required for lithium atoms to diffuse is proportional to the square of the diffusion distance. In a conventional battery architecture, the length of the electrode can be on the order of dozens of millimeters resulting in a pre-lithiation process that could take weeks to accomplish if a thin lithium source were placed on top of the cell. In our 3D cell architecture, however, the lithium is required to travel a short distance, which can be accomplished in hours.
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
Our unique structural constraint system applies a uniform engineered pressure on the silicon particles within the anode, limiting their fracture and maintaining electrical contact between them for an extended number of cycles. Cycle swelling is thus kept under 2%, outperforming even conventional graphite anodes. Our cells that have been cycled over 500 times show minimal expansion of the electrodes by contrast.
By addressing swelling, our 3D cell architecture with its constraint system is designed to enable silicon anodes to achieve the commercial cycling standard of 500 complete charge/discharge cycles to 80% remaining capacity with improvements planned on our roadmap. A complete charge/discharge cycle is where the battery is charged all the way to 4.35V and then discharged to 2.7V.

Benefits of Our Advanced Li-ion Battery
IoT – The Internet-of-Things (“IoT”) market includes many types of devices powered by a Li-ion battery, including wearables, health/wellness devices, camera-based devices, location trackers, portable networking devices, augmented reality/virtual reality devices (“AR/VR”), and computing accessories, among others. Products in this market are often power budget constrained due to size. There is also a constant appetite in this market for power-hungry features such as sensors, high-speed connectivity, and utilization of artificial intelligence (“AI”) processing.
Mobile — The Li-ion battery also provided the increase in energy density needed for cell phones to evolve from their original “brick-size” into today’s sleek, sophisticated smartphone. Energy requirements continue to become more demanding as device OEMs seek to launch power-hungry 5G cell phones with on-board AI. Just as it was 30 years ago, a significant increase in battery energy density will enable mobile device designers to continue improving user experience, functionality and battery life in smaller devices.
In enterprise markets such as Land Mobile Radio (“LMR”), used by police and first responders, increased energy density can be leveraged to reduce product size and weight, while simultaneously enabling new features.
Computing — The Li-ion battery can also be credited for helping to usher in an era of portable PC computing. In 2020, laptops, tablets and hybrids (detachable tablets) were estimated to outship traditional desktop PCs by nearly 5-to-1 according to market-watcher IDC. As a result, users are demanding higher performance from their portable PCs. Ultimately users want “always on, all day” battery life, similar to that which they experience with their cell phones. Increased energy density is needed for this task, along with enabling more power-hungry features.
Electric Vehicles — According to BloombergNEF's Electric Vehicle Outlook 2022, the number of EVs will grow from 6.6 million in 2021 to 20.6 million in 2025. Replacing internal combustion engine vehicles with EVs can reduce emissions that contribute to smog and climate change, but mass adoption of EVs hinges on lower cost vehicles and faster charging times that resemble the gas station experience of filling up quickly. At scale, higher energy density is a key enabler of lowering battery cost as a higher number of watt hours are spread over the cost of the materials. Our cell architecture has been designed for the use of low-cost commodity silicon anode materials as opposed to heavily engineered silicon materials in order to drive toward a lower cost cell on a watt hours basis at scale. Our cell architecture also allows for enhanced thermal performance relative to conventional cells, enabling fast charging. We have demonstrated 0-80% charging in 5.2 minutes on 0.27Ah test cells with EV-class cathodes.
Producing Our Battery
In addition to designing our battery, we also develop the advanced manufacturing processes needed to produce our batteries in high volume and at low cost.
We use the conventional Li-ion battery cell manufacturing techniques for process such as electrode coating, cell packaging, test and aging. We then use our own proprietary tools on steps such as cell assembly where we laser pattern and stack the electrodes and then apply a stainless steel constraint.
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
Cut-and-Stack Cell Assembly — Cut-and-stack cell assembly was introduced in 1995. Instead of winding and flattening, electrodes and separators are cut (or punched) into sheets, which are stacked horizontally. Cut-and-stack assembly provides better spatial efficiency than Jelly Roll wind-and-flatten assembly because the volume lost in the core is eliminated and space at the outside edges is reduced. Cut-and-stack cells are used in consumer, military and EV applications.
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
Our precision roll-to-stack assembly has been designed to be a more precise, faster and less expensive version of standard cut-and-stack cell assembly. Instead of cutting or punching, electrodes and separators are laser patterned and stacked into 3D cell architecture. An in-line laser precisely patterns the electrodes and separators, which are then fed directly to a high-speed stacking tool. The laser patterning and high-speed stacking of electrodes and separators in our proprietary 3D cell architecture provides more precise and automatic layer alignment and better spatial efficiency than conventional cut-and-stack cell assembly that typically require slow, optical alignment of each layer.
Battery Packaging and Formation — Our 3D Silicon™ Lithium-ion battery uses the same battery packaging and formation process as a conventional Li-ion battery–with one exception. The first cycle formation efficiency of a graphite anode is about 90% to 95%. The first cycle formation efficiency of a silicon anode is only about 50% to 60%. The pre-lithiation process of the 3D Silicon™ Lithium-ion battery overcomes the first-cycle formation efficiency issue, while preserving all the other benefits of silicon over graphite for anodes.
Our Products
Our product strategy is to develop battery “nodes” that share the same set of active materials and mechanical design and then build batteries at different sizes to accommodate customer requirements based on these nodes. Our product roadmap consists of future nodes at higher levels of energy density based on both materials and design innovation. Our goal is to drive energy density improvements at a faster rate than the Li-ion battery industry’s track record and introduce higher performing battery nodes over time.
We have historically built and sampled standard size batteries that have broad application within specific end markets such as wearables, mobile devices, laptops and AR eyewear. We have also launched custom battery designs with customers that require a unique set of dimensions to accommodate the battery cavity in their device.
In the second quarter of 2022, we began production in Fab-1 of a standard battery cell sized for wearable devices such as a smartwatch and other IoT devices. In 2023, we intend to begin production in Fab-1 of a standard battery cell sized for mobile devices such as smartphones. And by the end of 2023, we intend to install a new higher speed pilot line (“Agility Line”) in Fab-1 to produce custom size batteries more quickly for customer qualification and focus on custom cell development.
Our Competitive Strengths
100% Active Silicon Maximizes Anode Energy Density and Battery Capacity — Conventional Li-ion battery architecture only allows small amounts of silicon to be blended with graphite in the anode, limited by swelling. Our proprietary Enovix 3D cell architecture enables use of silicon without graphite to achieve 100% active silicon anode.
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

Architecture Enables Safety Innovation — Our architecture enables multiple parallel cell-to-busbar connections, which allow us to apply a resistor at the busbar junction that can be utilized to regulate current flux in the event of an internal short. Our BrakeFlowTM system is designed to limit a shorted area from overheating and inhibits thermal runaway.
Architecture Enables Fast Charge — We have demonstrated a 0-80% state-of-charge in 5.2 minutes and a 0-98% state-of-charge in just under 10 minutes on 0.27Ah test cells. This fast charging is enabled by the fact that heat only has to travel a small distance from the center of our electrodes to the stainless steel constraint on the exterior.
Leverage Existing Supply Chain — Our cell architecture has been designed to use common, widely available materials as opposed to exotic, highly engineered materials that are commonly devised in the industry to increase energy density. We believe this supplies us with a long-term cost advantage at scale as our manufacturing costs improve.
Customer Tested in Multiple Form Factors — We have sampled pilot-production cells in four different sizes to over 35 mobile computing customers as part of product development programs. Applications cover a range of portable electronic products, including wearables, mobile handsets and laptop computers.
Mass-Market Commercialization — We have begun to generate product revenue in the portable electronic device market and have shipped batteries from our production line to over 25 OEMs.
Practical Path to EV Market — We will initially validate our silicon anode Li-ion battery technology and production process in the quality-conscious, high-volume portable electronic device market. This will help mitigate technology and production risks as we scale up our production process for the EV market.
Home Grown IP — Unlike many advanced battery startups, which have licensed core technology from government or academic research laboratories, we have developed and own all of our intellectual property. We received our first patents in 2012.
Process Driven Innovation — Our battery development is occurring at the frontier of science, where process innovations are evolving rapidly. Since even minor process changes can have an immense impact on battery performance, the value of co-locating and coupling the research and development (“R&D”) and manufacturing at the same location (Fremont, California) is critical to our technology development strategy.
Research and Development
We conduct R&D at our headquarters facility in Fremont, California. Our R&D programs are focused on driving improvements in the performance and cost of our 3D cell architecture.
Current R&D activities include the following:
Energy Density and Capacity — Increase the energy density and capacity of batteries by increasing the percent by volume of active cathode material.
Cycle Life and Temperature — Improve the cycle life and high and low temperature performance of batteries by developing new electrolyte chemistries.
Safety — Improve battery safety by developing techniques to regulate current flux in the event of a battery short and limit overheating to inhibit thermal runaway.
Anodes and Cathodes — Develop batteries with next-generation anodes and cathodes that increase energy density.
Cost and Throughput — Develop toolsets and processes to produce batteries with lower cost and higher manufacturing throughput.
Larger (“EV”) Size — Develop electrode and electrolyte chemistries in batteries with silicon anodes which, when scaled up to EV-size cells, meet or exceed EV performance requirements.
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
Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of January 1, 2023, we had 45 issued U.S. patents, 96 issued foreign patents, 34 pending U.S. patent applications and 108 pending foreign counterpart patent applications. Our issued patents start expiring in 2028.
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
Privacy and Security Laws
We are or may become subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to privacy and data security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
There are privacy and data security laws to which we are or may in the future be subject. Federal, state, local, and foreign jurisdictions in which we operate have adopted privacy and data security laws and regulations which may impose significant compliance obligations. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) imposes different obligations on covered businesses, including affording privacy rights to consumers, business representatives and employees who are California residents. The CCPA requires covered businesses to provide specific disclosures to California residents in privacy notices and provides such individuals with certain privacy rights to their personal data. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Further, CPRA significantly amended the CCPA, including by expanding consumers’ rights over their personal data and creating a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) is wide-ranging in scope and applies to companies established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The EU GDPR grants certain rights to natural persons physically present in the EEA. Companies subject to the EU GDPR may be required to give data subjects greater control over their personal data, comply with transparency obligations, establish a lawful basis and purpose for data processing, maintain documentation, protect the security and confidentiality of the personal data, notify individuals and/or supervisory authorities of data breaches, and impose privacy and data security requirements onto data processors in connection with the processing of personal data. The EU provides for enforcement actions, and authorizes the imposition of penalties for noncompliance which can result in fines of up to the greater of 20 million euros or 4% of annual global revenue or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
The EU GDPR, CCPA, and other laws exemplify the obligations our business may have in responding to the evolving regulatory environment related to personal data. Our compliance costs and potential liability may increase with this scattered regulatory environment.
Human Capital
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our people through the granting of equity-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives. As of January 1, 2023, we employed 335 full-time employees and one part-time employee, based primarily in our headquarters in Fremont CA.
Culture and Benefits
Our people are truly our greatest asset. We strive to live up to our Core Values every day: integrity, respect, innovation, resilience, excellence and customer focus. Employees carry these Core Values with them on their access badge. Our team at Enovix is comprised of a diverse group of dedicated technicians, engineers, scientists, and business professionals who are all driven to create a better, low-carbon world through innovation in energy storage. We could not be where we are today without the dedication of our workforce, and we prioritize pathways for career development, employee feedback and competitive compensation and benefits packages, employee stock purchase plan, paid time off, team building events and talent development opportunities to ensure we continue to maintain and grow our workforce.
In 2022, we formally began our Diversity, Equity, Inclusion and Accessibility (“DEIA”) program as part of our larger Environmental, Social and Governance (“ESG”) initiative. In our first year, we focused on training and community building. We brought in an expert and rolled out a DEIA training program for our managers which covered 1) an introduction to DEIA 2) understanding bias and the impact of bias at work and 3) how to foster an inclusive culture. Additionally, we kicked off our Women in Leadership quarterly speaker series providing learning and team building opportunities for women at Enovix. We also joined two nonprofit organizations to provide additional training and networking opportunities for employees.
Building a company where everyone feels that they belong is a priority at Enovix. Our Core Values are reinforced in new hire training and everyday interactions.
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
Our roadmap to improve our energy density requires us to implement higher energy density materials for both cathodes and anodes. To successfully use these materials, we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing tolerances and techniques. It could take us longer to incorporate these new materials, or we might not be able to achieve every cell performance specification required by customers. Further, we will need to make improvements in packaging technology to achieve our energy density roadmap. These improvements may not be possible, could take longer or be more difficult than forecasted. This could reduce the performance or delay the availability of products to customers. In addition, we have not yet achieved every specification for all of the products we plan to produce in our first year of commercial production. The failure to achieve all of these specifications or adequately address each of these other challenges could impact the performance of our cells or delay the availability of these products to our customers.
We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
Although we have developed our Li-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, all of which has not yet been qualified to operate at large-scale manufacturing volumes. To meet our projected future demand, we believe we need to increase our manufacturing throughput and yield metrics. Meeting our goals will be a multi-quarter endeavor and we have experienced delays in meeting these goals to date. For example, during the third quarter of 2022, metrology limitations of our first generation (“Gen1”) manufacturing equipment inhibited our ability to isolate the source of equipment variabilities, thus delaying ramping our manufacturing output. We may experience further delays improving manufacturing yield, throughput and equipment availability.
In addition, the final technical and board design approval for our second generation (“Gen2”) manufacturing equipment may not occur as planned in the first quarter of the current fiscal year 2023 and it may take longer than expected to install, qualify and release the Gen2 line at Fab-2 and make further modifications to the Gen1 equipment to achieve our goals for throughput and yield. It may also take longer than anticipated to install our Gen2-compatible pilot line (“Agility Line”).
The work required to develop these processes and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with developers and equipment providers to ensure that it works properly for our unique battery technology. Such equipment may not arrive on schedule or may not be functioning as designed when it does arrive. This integration work will involve a significant degree of uncertainty and risk, and we have not in the past and may not in the future be able to achieve our goals for throughput and yield. Further, the integration work may result in the delay in the scaling up of production or result in additional cost to our battery cells, particularly if we encounter issues with performance or if we are unable to customize products for certain of our customers. Even after each of our Gen2 manufacturing line and Agility Line is installed, we expect that certain customers may require up to several months to complete technology qualification of the Gen2 line and/or the Agility Line before accepting product that is manufactured at high volume on the Gen2 line, if at all.
Our Fremont pilot line and our large-scale Gen1 and Gen2 manufacturing lines require large-scale machinery. Such machinery has in the past suffered, and is likely to in the future suffer, unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed.
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
Currently, we are continuing to build-out our manufacturing facility in Fremont, California. Even if we are able to overcome the challenges in designing and refining our manufacturing process, this manufacturing facility is anticipated to only have two manufacturing lines and only one of such manufacturing lines will include a packaging line. We expect these two manufacturing lines will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand. We are in the process of locating additional facilities which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected customer demands. However, we have not yet located a suitable facility and, even if we are able to do so, there is no guarantee that our manufacturing process will scale to produce lithium-ion batteries in quantities sufficient to meet demand. Further, even if we are able to locate such a facility, there is no guarantee that we will be able to lease or acquire such a facility on commercially reasonable terms or at all.
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
We rely on third-party suppliers for components necessary to develop and manufacture our lithium-ion batteries, including key supplies, such as our anode, cathode and separator materials. We are collaborating with key suppliers but have not yet entered into agreements for the supply of volume production quantities of these materials. If we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, or these suppliers experience any delays in providing or developing the necessary materials, or these suppliers cease providing or developing the necessary materials, we could experience delays in delivering on our timelines. For example, cathode material vendors are transitioning from lithium cobalt oxide (“LCO”) to nickel cobalt manganese (“NCM”) or other chemistries due to EV adoption, and this has resulted in a downward trend of LCO supply and production. While we do not expect this to affect our near-term supply of LCO, it has induced us to identify a new LCO vendor.
The unavailability of any equipment component could result in delays in constructing the manufacturing equipment, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our lithium-ion batteries production, as well as impact our capacity. Moreover, significant increases in our production or product design changes by us may in the future require us to procure additional components in a short amount of time. We have faced in the past, and may face suppliers who are unwilling or unable to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources, which may further impact our timelines and costs. While we believe that we will be able to secure additional or alternate sources for most of our components, there is no assurance that we will be able to do so quickly or at all. Any inability or unwillingness of our suppliers to deliver necessary product components at timing, prices, quality and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations and cash flows.

Our business depends on the continued supply of certain materials for our products and we expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. The cost of our batteries depends in part upon the prices and availability of raw materials such as lithium, silicon, nickel, cobalt, copper and/or other metals. The prices for these materials fluctuate and their available supply has been, and may continue to be, unstable depending on market conditions and global demand for these materials, including as a result of increased global production of EVs and energy storage products, recent inflationary pressures, supply chain disruption caused by the COVID-19 pandemic and war or other armed conflicts, including Russia’s invasion of Ukraine. We also have experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. In addition, several large battery companies are developing and manufacturing key supplies such as cathode material on their own, and as a result such supplies may be proprietary to these companies. Reduced availability of these materials or substantial increases in the prices for such materials has increased, and may continue to increase, the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components, including as a result of recent inflationary pressures, by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.
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
Currency fluctuations, trade barriers, trade sanctions, export restrictions, tariffs, embargoes or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, our factory is located in Fremont, California and our products require materials and equipment manufactured outside the country, including the PRC. If tariffs are placed on these materials and equipment, it could materially impact our ability to obtain materials on commercially reasonable terms.
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
If we are unable to cost-efficiently manufacture, market, sell and distribute our lithium-ion batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any lithium-ion battery cells at significant volume, and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve certain goals in connection with rates of throughput, use of electricity and consumables, yield and rate of automation demonstrated for mature battery, battery material and manufacturing processes, that we have not yet achieved and may not achieve in the future. We are planning on improving the productivity and reducing the cost of our production lines relative to the first line we have built. In addition, we are planning continuous productivity improvements going forward. If we are unable to achieve these targeted rates or productivity improvements, our business will be adversely impacted.

Risks Related to Our Customers
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
We have experienced a limited number of returns of batteries that have failed to perform as expected. As commercial production of our lithium-ion battery cells increases, our batteries have in the past and may in the future contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our lithium-ion batteries. There can be no assurance that we will be able to detect and fix any defects in our lithium-ion batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, we could lose design wins and customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.
Our 3D cell architecture is different than others and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to action cameras, portable gaming and smartwatches built for children. In addition, we have limited historical data on the performance and reliability of our batteries over time, and therefore it could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. In addition, the electrodes and separator structure of our battery is different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field, which could further result in the failure of our end customers’ products as well as the loss of life or property. Such an event could result in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to damage in the market. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.
Our future growth and success depend on our ability to qualify new customers.
Our growth will depend in large part on our ability to qualify new customers. We have invested heavily in qualifying our customers and plan to continue to do so. We are in the very early stages of growth in our existing markets, and we expect to substantially raise brand awareness by connecting directly with our customers. We anticipate that these activities will lead to additional deliveries, and, as a result, increase our base of our qualified customers. An inability to attract new customers would substantially impact our ability to grow revenue or improve our financial results.
Our future growth and success depend on our ability to sell effectively to large customers.
Our potential customers are manufacturers of products that tend to be large enterprises and organizations, including the U.S. military. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.
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
It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. Many factors will affect the demand for our batteries. For example, most of the end products in which our batteries are expected to be used are manufactured in the PRC. If the political situation between the PRC and the United States were to deteriorate, it could prevent our customers from purchasing our batteries.
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
Risks Related to Our Business
We have a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
We incurred net loss of approximately $51.6 million and $125.9 million, respectively, for the fiscal years ended January 1, 2023 and January 2, 2022 and an accumulated deficit of approximately $384.8 million as of January 1, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries.
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
We face significant barriers in our attempts to produce our products, our products are still under development, and we may not be able to successfully develop our products at commercial scale. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
Producing lithium-ion batteries that meet the requirements for wide adoption by industrial and consumer applications is a difficult undertaking. We are still in the early stage of commercialization and face significant challenges achieving the long-term energy density targets for our products and producing our products in commercial volumes. Some of the challenges that could prevent the wide adoption of our lithium-ion batteries include difficulties with (i) increasing the volume, yield and reliability of our cells, (ii) increasing manufacturing capacity to produce the volume of cells needed to meet demand, (iii) installing and optimizing higher volume manufacturing equipment, (iv) packaging our batteries to ensure adequate cycle life, (v) material cost reductions, (vi) qualifying new vendors, (vii) expanding supply chain capacity, (viii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, cycle life and abuse testing and (x) the development of the final manufacturing processes.
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
We develop lithium-ion battery cells for industrial and consumer equipment and intend to supply these lithium-ion battery cells for industrial and consumer applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news reports have indicated that several EVs that use high-power lithium-ion batteries have caught on fire. As such, any adverse publicity and issues as to the use of high-power batteries in automotive or other applications will affect our business and prospects. In addition, any failure of our battery cells may cause damage to the industrial or consumer equipment or lead to personal injury or death and may subject us to lawsuits.
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
The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our silicon anode technology, which has been, and is being, designed to outperform conventional lithium-ion battery technology and other battery technologies. However, lithium-ion battery technology has been widely adopted, and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. Furthermore, existing and potential customers have developed, and may in the future develop, their own lithium-ion battery technology and other battery technologies. In addition, lithium-ion battery manufacturers may make improvements in energy density faster than they have historically and what we have assumed, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage and price premium, which would negatively impact the prospects for our business or negatively impact our ability to sell our products at a market-competitive price and sufficient margins.
There are a number of companies seeking to develop alternative approaches to lithium-ion battery technology. We expect competition in battery technology to intensify. Developments in alternative technologies, improvements in batteries technology made by competitors, or changes in our competitors' respective business models may materially adversely affect the sales, pricing and gross margins of our batteries. For example, large battery companies are becoming increasingly vertically integrated with respect to cathode materials, with the consequence being that next generation LCO material development will be proprietary to large battery companies. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Further, our financial modeling assumes that, in addition to improving our core architecture over time, we are able to retain access to state-of-the-art industry materials as they are developed. If industry battery competitors develop their own proprietary materials, we would be unable to access these and would lose our competitive advantage in the market. If we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our lithium-ion batteries, our business will be harmed.
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
Our failure to keep up with rapid technological changes and evolving industry standards may cause our batteries to become less marketable or obsolete, resulting in a decrease in demand for our batteries and harm our ability to grow revenue and expand margins.
The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our batteries less marketable or obsolete. Also, our ability to grow revenue and expand margins will depend on our ability to develop and launch new product designs. If we fail to invest in the development of new products and technologies, we may lose the opportunity to compete effectively or at all, particularly in the electric vehicle space, which has been the subject of significant progress in recent years. Third parties, including our competitors, may improve their technologies or even achieve technological breakthroughs that could decrease the demand for our batteries. Our ability to adapt to evolving industry standards and anticipate future standards and market trends will be a significant factor in maintaining and improving our competitive position and our prospects for growth.
If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Dr. Raj Talluri began serving as our new Chief Executive Officer, replacing Harrold Rust on January 18, 2023. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our other senior technical and management personnel because of the complexity of our products. Our senior management, including Dr. Talluri, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
Further, as we locate our new manufacturing facilities, build it out and bring it online, we will need to hire personnel to staff and maintain this facility with the technical qualifications, which we may not be able to do in the location at which this facility is located. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
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
The ultimate duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time. We do not yet know how businesses, customers, or our partners will operate in a post COVID-19 environment. There may be additional costs or impacts to our business and operations, which could harm our business.
In the past, we had identified material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. For the fiscal year 2022, we have conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we did not identify any material weakness for the fiscal year 2022.
Furthermore, if, in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities and litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
We have incurred and will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. We expect such expenses to further increase now that we are no longer an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of

2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming. A number of those requirements require us to carry out activities that we had not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased and will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those that were required of us as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of January 1, 2023. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We engaged a third party service provider to perform a review of our internal control over financial reporting. As we continue to grow, we will hire additional accounting and finance staff with appropriate public company experience and technical accounting knowledge to update the process documentation and internal controls for compliance with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We have previously been and may in the future be involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.
We have previously been and may in the future be subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We anticipate that we will be a target for lawsuits in the future, as we have been in the past. For example, on April 5, 2021, Derek Boxhorn, a purported stockholder in RSVAC, filed a complaint in the United States District Court for the Southern District of New York against RSVAC and its board of directors. The Boxhorn complaint alleged, among other things, that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, and that the individual defendants breached their fiduciary duties, in connection with the terms of the Business Combination, and that RSVAC’s registration statement contained materially incomplete and misleading information regarding the Business Combination. The case was voluntarily dismissed on October 19, 2021. After the dismissal and on December 3, 2021, the plaintiff filed a motion for attorneys’ fees and costs. On August 23, 2022, the court denied the plaintiff's motion for attorney's fees and the case is closed.
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to our manufacturing scaleup. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of our common stock between February 22, 2021 and January 3, 2023. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. We and the other defendants intend to vigorously defend against the claims in these actions. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
Risks Related to Our Need for Additional Capital
We may not have adequate funds to finance our operating needs and our growth, and may need to raise additional capital, which we may not be able to do.
The design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. We may need to raise additional capital to acquire our next manufacturing facility and build it out. Adequate additional funding may not be available to us on acceptable terms or at all, and if the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted. Our failure to raise capital in the future would have a negative impact on our ability to complete our manufacturing facilities, our financial condition and our ability to pursue our business strategies. The amount of capital that we will be required to raise, and our ability to raise substantial additional capital, will depend on many factors, including, but not limited to:
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
As discussed in the consolidated financial statements, in Part II, item 8 of this Annual Report on Form 10-K, we are not profitable and have incurred losses in each year since our inception. We incurred net loss of $51.6 million and $125.9 million, respectively, for the fiscal years ended January 1, 2023 and January 2, 2022. As of January 1, 2023, we had an accumulated deficit of $384.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
Risks Related to Ownership of Our Securities
The trading price of our Common Stock may be volatile, and the value of our Common Stock may decline.
Historically, our stock price has been volatile. During the fiscal year ended January 1, 2023, our stock traded as high as $28.17 per share and as low as $7.26 per share, and from January 2, 2023 to February 24, 2023, our stock price has ranged from $12.93 per share to $6.50 per share. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and The Nasdaq Global Select Market in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, is not predictable. A loss of investor confidence in the market for battery company stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Furthermore, short sellers may engage in manipulative activity intended to drive down the market price of target company stock. We have in the past been the subject of a short seller report containing certain allegations against us. While we reviewed the allegations in such report and believe them to be unsubstantiated, we may in the future become subject to additional unfavorable reports, which may cause us to expend a significant number of resources to investigate such allegations and may lead to increased volatility in the price of our Common Stock.
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
The future sales of shares by existing stockholders may adversely affect the market price of our Common Stock.
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline. As of January 1, 2023, we have outstanding a total of 157,461,802 shares of Common Stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Common Stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.
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
The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our securities are not listed on, or for any reason become delisted from, The Nasdaq Global Select Market and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on The Nasdaq Global Select Market or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
There can be no assurance that we will be able to comply with the continued listing standards of The Nasdaq Global Select Market.
If The Nasdaq Global Select Market delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:
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
In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia and Belarus, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia and Belarus in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflict has materially adversely affected and is likely to continue to materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to anticipate the impact of any of the foregoing on the Company, such conflict, and any similar future conflicts, including as a result of rising tensions between China and Taiwan, and actions taken in response could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in manufacturing – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security, for example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars or other armed conflicts, health epidemics such as the COVID-19 pandemic, the long-term effects of climate change and other calamities. Our headquarters and initial manufacturing facilities are located in Fremont, California, which is prone to earthquakes. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations.
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the United States and the global economy such as rising interest rates and recession fears are creating a complex and challenging environment for us and our customers.
The United States and certain foreign governments have taken actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our lithium-ion battery cells and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
Our ability to utilize our net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to certain limitations.
Under the Internal Revenue Code of 1986, as amended, (the “Code”), a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from a prior taxable year. Under the Code, we can carryforward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80 percent of taxable income. It is uncertain if and to what extent various states will conform to current U.S. federal income tax law, and there may be periods during which states suspend or otherwise limit the use of NOLs for state income tax purposes.
In addition, under Sections 382 and 383 of the Code and corresponding provisions under state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset future taxable income and taxes. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We have experienced ownership changes and are subject to limitations on our ability to utilize a portion of our NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger additional ownership changes. Similar provisions of state tax law may also apply to suspend or otherwise limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Enovix’s NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act of 2020 and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
In addition, effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and subsequently amortize research and development expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.
We are subject to anti-corruption, anti-bribery, anti-money laundering, import and export controls, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.
We are subject to anti-corruption, anti-bribery, anti-money laundering, import and export controls, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from directly or indirectly corruptly offering, promising, authorizing or providing anything of value to foreign government officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of anti-corruption laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents and business partners could engage in improper conduct for which we may be held responsible.
We are also subject to import and export control laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and similar laws in other jurisdictions in which we conduct business. Exports of our products must be made in compliance with these laws and regulations. In addition, these laws may restrict or prohibit altogether the provision or supply of certain of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. Any changes in import, export control, or sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased ability to export our products internationally.
Non-compliance with anti-corruption, anti-bribery, anti-money laundering, import and export control, or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation.
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
Item 3. Legal Proceedings
The information included under the heading “Litigation” in Note 10 “Commitments and Contingencies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “ENVX.” As of February 24, 2023, there were 150 holders of record of our Common Stock shares. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of Common Stock are held in street name by banks, brokers and other nominees. Additionally, there were seven holders of record of 6,000,000 Private Placement Warrants (as defined in Note 4 “Fair Value Measurement” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), each exercisable for one share of our Common Stock at a price of $11.50 per share.
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
Restricted Stock Units Withholding
We withhold Common Stock shares with value equivalent to cover employees' tax withholding obligations for certain employees upon the vesting of restricted stock units. During the fiscal year 2022, we withheld 48,739 shares for a total value of $0.6 million for our employees' tax obligations.
Purchases of Equity Securities by the Issuer and Affiliated purchasers
During the fiscal quarter ended January 1, 2023, we repurchased unvested shares of our Common Stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares. The table below summarizes repurchases of unvested shares of our Common Stock.

Fiscal Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 3 - October 30, 2022	3,104	$0.06	—	—
October 31 - November 27, 2022	8,304	0.06	—	—
November 28 - January 1, 2023	6,453	0.06	—	—
Total	17,861		—	—
(1)All of the shares repurchased were repurchases of unvested shares of our Common Stock that had been issued upon early exercise of stock options.
(2)We did not have any announced plan or programs to repurchase our Common Stock during the fiscal year 2022.
Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index over the same period. This graph assumes an initial investment of $100.00 in our common stock and in each index (assuming the reinvestment of all dividends, as applicable) at the market close on July 14, 2021 (the date of our common stock began trading on the Nasdaq Global Select Market under the symbol “ENVX” after the Business Combination), through December 30, 2022 (the last trading date before our fiscal year ended on January 1, 2023). The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
Assuming inital Investment of $100
(July 14, 2021 - December 30, 2022)
$200
$100
$—
July 14, 2021
July 31, 2021
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Enovix Corporation (ENVX)
NASDAQ Composite (^IXIC)
Russell 2000 (^RUT)

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The management of Enovix Corporation are referred to as the “Company,” “we,” “us,” “our” and “Enovix.”
Business Overview
We design, develop and have started to commercially manufacture an advanced silicon-anode lithium-ion battery using our proprietary three-dimensional (“3D”) cell architecture that increases energy density and maintains high cycle life. This enables us to use silicon as the only active lithium cycling material in the anode whereas industry incumbents have historically combined only a modest amount of silicon with graphite. We have applied an equally innovative approach to develop proprietary roll-to-stack production tools for existing lithium-ion battery manufacturing lines and increase megawatt hour capacity. Our silicon anode battery architecture allows lithium-ion batteries to be produced smaller, cheaper and more efficiently at scale than current alternatives.
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
We currently lease our headquarters, engineering and manufacturing space in Fremont, California. In 2020, we started procuring equipment for our first production line (“Fab-1”). The first of this equipment began arriving in early 2021. Fab-1 is now operational, and we commenced our planned principal operations of commercial manufacturing and recorded our first product revenue as scheduled in the second quarter of 2022.
We are currently pursuing a second manufacturing space in southeast Asia (“Fab-2”) with plans to start production on our second generation (“Gen2”) manufacturing line in 2024. We anticipate that at 80% overall equipment effectiveness (“OEE”), our Gen2 lines would be able to produce 9.5 million to 18.9 million batteries annually, depending on cell size. We began placing initial purchase orders for certain elements of Gen2 in 2022 and are targeting that all zones and for our first Gen2 line are issued by March 15, 2023. We plan to bring additional Gen2 lines up over the course of 2024 in conjunction with the timing of customer programs. Our options for expanding our capacity also include placing lines at customer sites or joint ventures. We expect that certain customers may require up to several months to qualify the Gen2 line before accepting product that is manufactured on that line. Additionally, by the end of 2023, we plan to install a Gen2-compatible pilot line (“Agility Line”) for accelerated product development and qualification in Fab-1.
Change in Fiscal Year
On September 28, 2021, the audit committee of the Board of Directors of the Company approved a change in the fiscal year end from a year ending on December 31 to a fiscal year calendar typically consisting of four 13-week quarters, with the change to be effective for our third quarter beginning on July 1, 2021 and ending on October 3, 2021. We made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year. The fiscal years 2022 and 2021 ended on January 1, 2023 and January 2, 2022, respectively. The calendar year 2020 (referred to as “fiscal year 2020”) ended on December 31, 2020.
Business Combination
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
Reorganization Merger
On January 17, 2023, Legacy Enovix merged with and into Enovix Corporation, with the separate existence of Legacy Enovix ceasing and Enovix Corporation being the surviving corporation of such merger.
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
Fiscal Year 2022 Highlights:
•During the first quarter of 2022, we announced BrakeFlowTM, a breakthrough in advanced lithium-ion battery safety. This critical innovation was possible due to our 3D cell architecture, and we believe it puts considerable distance between us and any competitor that plans to meaningfully increase the energy in its batteries.
•During the second quarter of 2022, we reported first revenue, consisting of approximately $5.1 million of service revenue and an immaterial amount from commercial battery cells. Overall, we shipped Fab-1 cells to 10 original equipment manufacturers (each an “OEM”) and four distributors globally in the quarter. These cells are used for a combination of prototypes, product qualifications and end products for field trials.
•During the third quarter of 2022, we made steady operational progress in Fab-1 that allowed us to improve yield while also continuing to ship cells from our production line for qualification programs and pre-production end-product builds. Production cells were shipped to 25 OEMs, including three “Strategic Accounts” (which we define as “mega cap” technology companies with market capitalizations that exceed $200 billion and that have the potential to use Enovix batteries in multiple product applications), as well as a tier one lithium-ion battery OEM and a top 10 global automotive OEM.
•In November 2022, we announced a non-binding memorandum of understanding (“MOU”) with a Strategic Account to incorporate our cells into wearable, mobile, and computing applications. This follows a purchase order we received from such Strategic Account earlier in 2022, which led to the testing of our cells and culminated in the MOU, which establishes a framework for the deployment and scale-up of our technology across their product portfolio.
•In the fourth quarter of 2022, we delivered record unit shipments and record yield out of Fab-1. We recognized $1.1 million of service revenue in the fourth quarter of 2022 due to custom cell delivery for both the U.S. Army and a lead mobile communications customer for completing our milestone performance obligations.
Our revenue funnel was $1.4 billion at the end of fourth quarter of 2022, which was comprised of $754.0 million of Engaged Opportunities and $669.0 million of Active Designs and Design Wins (each as defined below). Our revenue funnel is defined as the potential value of a full production year for all of the customer projects for which we have been engaged. The components of the revenue funnel are:
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
Our product development strategy is tightly aligned with the goals of meeting the market needs of higher energy density and cycle life while delivering breakthroughs in safety. In the fourth quarter of 2022, our development team continued work on our next generation node called EX1.5. Our work on EX1.5 has included demonstrating energy density of more than 1,000 Wh/l (when adjusted to a cell phone size cell) thanks in part to an upgraded higher voltage cathode. We are also continuing work on enhanced cycle life, a key requirement for smartphones and laptops, with new electrolytes and adjusted cell voltage limits.
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
In the fourth quarter of 2022, we prioritized yield, throughput as measured by units per hour (“UPH”), and equipment uptime improvements, which set the stage for a strong ramp to finish the quarter. The 4,442 cells shipped exceeded our internal goal and positioned us for much higher output to start 2023 given significant yield improvements.
Our volume-weighted average yield over the last four weeks of the fourth quarter 2022 was 42.9%, up from 16.4% to finish the third quarter of 2022. We believe that a major contributor to this improvement was the deployment of shared goals across a virtual organization of eleven cross-functional module teams, including Process, Equipment, Mechanical, Controls, Integration, and Product Engineering, plus Maintenance. Under the direction of new Operations leadership, we believe these continuous improvement efforts will bear fruit moving forward.
The net proceeds from the Merger and proceeds from the exercise of our Public Warrants (as defined under the heading “Common Stock Warrants” in Note 12 “Warrants” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K) have enabled us to complete and further expand Fab-1, pursue Fab-2, accelerate research and development and undertake additional initiatives.
Market Focus and Market Expansion
Within the portable electronics market, we have simplified our market focus to three categories: IoT (wearables, AR/VR, medical, industrial, power tools, etc.), Mobile (smartphones, land mobile radios, enterprise devices, etc.), and Computing (laptops, tablets). Since we first published our total addressable market (“TAM”) estimates in 2021, our focus has widened to include a broader set of categories under IoT. In addition, the lithium-ion battery market has outperformed expectations. We now estimate the TAM for lithium-ion batteries in our targeted portable electronics markets to be $23 billion in 2026 versus our prior estimate of $13 billion by 2025.
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

Access to Capital
Assuming we experience no significant delays in the R&D of our battery nor any deterioration in capital efficiency, we believe that our cash resources are sufficient to fund the continued build-out and production ramp of our Fab-1 manufacturing facility in Fremont, California and lease or purchase and retrofit an existing facility, as well as our Fab-2 for growth.
Tax Legislation
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) that includes a new alternative minimum tax based upon financial statement income, an excise tax on stock buybacks, tax incentives for energy and climate initiatives and other tax-related provisions. At this time, we do not anticipate that IRA tax provisions will have a material impact to our consolidated tax provision and consolidated financial statement for fiscal year 2023.
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
Cost of Revenue
Cost of revenue includes materials, labor, depreciation expense, and other direct costs related to Service Revenue contracts and production lines. Labor consists of personnel-related expenses such as salaries and benefits, and stock-based compensation. Since our production commenced in the second quarter of 2022, we anticipate that cost of revenue will continue to increase as we optimize our first production line and bring-up our second production line.
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
To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility in Fremont, California, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will continue to increase for the foreseeable future as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We established a research and development center in India that initially focuses on developing machine learning algorithms.
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
We are expanding our personnel headcount to support the ramping up of commercial manufacturing and being a public company. Accordingly, we expect our selling, general and administrative expenses to increase significantly in the near term and for the foreseeable future.
Other Income (Expense)
Other income and expenses, net primarily consist of fair value adjustments for the convertible preferred stock warrants and fair value adjustments for the common stock warrants, interest income (expense), net and loss on early debt extinguishment.
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

Results of Operations
Comparison of Fiscal Year 2022 to Prior Fiscal Year 2021
The following table sets forth our consolidated operating results for the periods presented below (in thousands, except percentages).

	Fiscal Years
	2022	2021	Change ($)	% Change
Revenue	$6,202	$—	$6,202	N/M
Cost of revenue	23,239	1,967	21,272	N/M
Gross margin	(17,037)	(1,967)	(15,070)	N/M
Operating expenses:
Research and development	58,051	37,850	20,201	53%
Selling, general and administrative	51,970	29,705	22,265	75%
Impairment of equipment	4,921	—	4,921	N/M
Total operating expenses	114,942	67,555	47,387	70%
Loss from operations	(131,979)	(69,522)	(62,457)	90%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	75,180	(56,141)	131,321	N/M
Interest income (expense), net	5,231	(187)	5,418	N/M
Other expense, net	(54)	(24)	(30)	125%
Total other income (expense), net	80,357	(56,352)	136,709	N/M
Net loss	$(51,622)	$(125,874)	$74,252	(59)%
N/M – Not meaningful
Revenue
Revenue for the fiscal year 2022 was $6.2 million, comprised of $6.2 million of Service Revenue and an immaterial amount of Product Revenue. Service Revenue was primarily attributed to the satisfaction of our final performance obligations for and our deliveries of (a) pilot cells and (b) battery packs to two customers under our Service Revenue customer contracts. Customer A represented $5.0 million of our total revenue for the fiscal year 2022.
A portion was previously recorded as deferred revenue on our Consolidated Balance Sheet. As of January 1, 2023 and January 2, 2022, we had $3.8 million and $7.9 million, respectively, of deferred revenue on our Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal year 2022 was $23.2 million, compared to $2.0 million for the prior fiscal year 2021. The increase in cost of revenue of $21.3 million was primarily attributable to $10.3 million of labor costs, $6.4 million of depreciation and overhead expenses and other miscellaneous direct costs since we began our production in the second quarter of 2022.
In the execution of satisfying the single performance obligation per the existing revenue contracts, certain costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred contract costs are recognized as cost of revenue in the period when the related revenue is recognized. During the fiscal year 2022, we recognized $4.3 million of deferred contract costs as cost of revenue. As of January 1, 2023 and January 2, 2022, we had $0.8 million and $4.6 million, respectively, of deferred contract costs on our Consolidated Balance Sheets.

In the beginning of June of 2022, we completed construction of our first generation production line and placed this first production line in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of revenue, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and idle costs to continue to increase from the fiscal year 2022 going forward. Approximately seven months of depreciation and idle costs was included in the fiscal year 2022 and no such costs were included in the fiscal year 2021. In addition, we anticipate our factory overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support the build-out of additional production lines and maintain our existing manufacturing facilities.
Research and Development Expenses
Research and development expenses for the fiscal year 2022 were $58.1 million, compared to $37.9 million during the prior fiscal year 2021. The increase of $20.2 million, or 53%, was primarily attributable to an increase in our research and development employee headcount resulting in a $11.1 million increase in salaries and employee benefits, a $6.5 million increase in stock-based compensation expenses, a $3.4 million increase in subcontractor costs and a $2.9 million increase in tooling and materials costs. The remaining increase was primarily due to travel expenses and other miscellaneous research and development expenses. These increases were partially offset by a $5.0 million higher allocation of overhead costs to cost of revenue as we began our production in June 2022 while these expenses were included as a part of the research and development expense for the prior fiscal year 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year 2022 were $52.0 million, compared to $29.7 million during the prior fiscal year 2021. The increase of $22.3 million, or 75%, was primarily attributable to an increase in our selling, general and administrative employee headcount resulting in a $3.8 million increase in salaries and employee benefits and a $11.3 million increase in stock-based compensation expenses. The remaining increase of $7.2 million was primarily comprised of a $5.1 million increase in legal and professional fees, a $3.5 million increase in subcontractors costs and a $1.4 million increase in insurance expense, which were partially offset by $1.2 million decreases in marketing and recruiting expenses and $1.6 million decreases in other miscellaneous expenses, including travel expenses and consultant fees in supporting the Company being a public company.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Impairment of Equipment
Impairment of equipment for the fiscal year 2022 was $4.9 million. In the fourth quarter of 2022, we ceased to construct certain automation for a small portion of our equipment and recorded an impairment loss of $4.9 million, which was previously capitalized and categorized as “construction in process” in property and equipment, net on our Consolidated Balance Sheets. No impairment loss was incurred in the fiscal year 2021.
Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants
The net change in fair value of convertible preferred stock warrants and common stock warrants was comprised of changes in fair value of common stock warrants and convertible preferred stock warrants as described below.
For the fiscal year 2022, the change in fair value of common stock warrants of $75.2 million was attributable to a decrease in the fair value of the 6,000,000 Private Placement Warrants (as defined in Note 4 “Fair Value Measurement” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
For the fiscal year 2021, the change in fair value of convertible preferred stock warrants and common stock warrants of $(56.1) million consisted of an increase in fair value of $(51.4) million of Private Placement Warrants assumed in the Business Combination and an increase in fair value of $(4.8) million of Legacy Enovix's convertible preferred stock warrants. The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during the second half of fiscal 2021.

Interest Income (Expense), Net
Interest income (expense), net for the fiscal year 2022 primarily consisted of $5.2 million of income earned from the money market funds. We did not incur any interest expense for the fiscal year 2022.
During the fiscal year 2021, we paid $0.2 million of interest for a secured promissory note (the “Secured Promissory Note”) with an aggregate principal balance of $15.0 million, which bore interest at a rate of 7.5% per annum. In July 2021, we repaid all amounts outstanding under the Secured Promissory Note. The interest expense was partially offset by an immaterial amount of dividend income.
Non-GAAP Financial Measures
While we prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), we also utilize and present certain financial measures that are not based on GAAP. We refer to these financial measures as “Non-GAAP” financial measures. In addition to our financial results determined in accordance with GAAP, we believe that EBITDA, and Adjusted EBITDA, and Free Cash Flow (each as defined below), are useful measures in evaluating our financial and operational performance distinct and apart from financing costs, certain non-cash expenses and non-operational expenses.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings (net loss) adjusted for interest expense; income taxes; depreciation expense and amortization expense. “Adjusted EBITDA” includes additional adjustments to EBITDA such as stock-based compensation expense; change in fair value of convertible preferred stock warrants, common stock warrants and convertible promissory notes; impairment of equipment; loss on early debt extinguishment and other special items as determined by management which it does not believe to be indicative of its underlying business trends. EBITDA and Adjusted EBITDA are intended as supplemental financial measures of our performance that are neither required by, nor presented in accordance with GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends, and in comparing our financial measures with those of comparable companies, which may present similar Non-GAAP financial measures to investors.
However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, the presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and Adjusted EBITDA in the same fashion.

Below is a reconciliation of net loss on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands).

	Fiscal Years
	2022	2021
Net loss	$(51,622)	$(125,874)
Interest expense	—	187
Depreciation and amortization	7,972	1,515
EBITDA	(43,650)	(124,172)
Stock-based compensation expense	30,367	10,711
Change in fair value of convertible preferred stock warrants and common stock warrants	(75,180)	56,141
Impairment of equipment	4,921	—
Loss on early debt extinguishment	—	60
Adjusted EBITDA	$(83,542)	$(57,260)
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

	Fiscal Years
	2022	2021
Net cash used in operating activities	$(82,740)	$(51,306)
Capital expenditures	(36,212)	(43,584)
Free Cash Flow	$(118,952)	$(94,890)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through January 1, 2023 and expect to incur operating losses for the foreseeable future. As of January 1, 2023, we had cash and cash equivalents of $322.9 million, working capital of $306.6 million and an accumulated deficit of $384.8 million.
Material Cash Requirements
As of January 1, 2023, we had cash and cash equivalents of $322.9 million. We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In addition, we expect that our cost of revenue, research and development expenses and selling, general and administrative expenses will continue to increase in the near future.
For the fiscal year 2022, we purchased $36.2 million of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. See more discussion on contractual obligations and commitments section below.
Based on the anticipated spending and timing of expenditures to support operational development and market expansion, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Annual Report on Form 10-K is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may be differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years
	2022	2021	Change ($)
Net cash used in operating activities	$(82,740)	$(51,306)	$(31,434)
Net cash used in investing activities	(36,212)	(43,584)	7,372
Net cash provided by financing activities	56,510	451,090	(394,580)
Change in cash, cash equivalents, and restricted cash	$(62,442)	$356,200	$(418,642)
Comparison of Fiscal Year 2022 to Prior Fiscal Year 2021
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of operating expenses. We continue to increase hiring for employees in supporting the ramping up of commercial manufacturing. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.
Net cash used in operating activities was $82.7 million for the fiscal year 2022. Net cash used in operating activities consists of net loss of $51.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include a decrease in fair value of the Private Placement Warrants of $75.2 million, stock-based compensation expense of $30.4 million, depreciation and amortization expense of $8.0 million and impairment of equipment of $4.9 million.
Net cash used in operating activities was $51.3 million for the fiscal year 2021. Net cash used in operating activities consists of net loss of $125.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of convertible preferred stock warrants and common stock warrants of $56.1 million, stock-based compensation expense of $10.7 million and depreciation and amortization expense of $1.5 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. We expect the costs to acquire property and equipment to increase substantially in the near future as we continue to build-out our manufacturing facility for our battery manufacturing production. Net cash used in investing activities, which were primarily related to equipment purchases, were $36.2 million and $43.6 million for the fiscal years 2022 and 2021, respectively.
Financing Activities
Net cash provided by financing activities was $56.5 million for the fiscal year 2022, which primarily consisted of $52.8 million of net proceeds from the exercises of Public Warrants, $2.4 million of proceeds from the exercise of stock options and $1.9 million of net proceeds from issuance of shares of our common stock, par value $0.0001 per share (“Common Stock”), under our employee stock purchase plan.
Net cash provided by financing activities was $451.1 million for the fiscal year 2021, which primarily consisted of $405.2 million of proceeds from the Business Combination and the PIPE financing, $77.2 million of proceeds from the exercises of common stock warrants, $15.0 million proceed from the borrowing of the Secured Promissory Note, which was partially offset by $31.4 million of payments of transaction costs related to Business Combination and PIPE financing and $15.0 million of principal payment of Secured Promissory Note.

Contractual Obligations and Commitments
We lease our headquarters, engineering, and manufacturing space in Fremont, California under a single non-cancelable operating lease with an expiration date of August 31, 2030. We also lease a small office in Fremont, California under a noncancelable operating lease that expires in April 2026 with an option to extend the lease for five years. For the lease payment schedule, please see Note 7 “Leases,” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancelable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation. As of January 1, 2023, our commitments included approximately $22.7 million of our open purchase orders and contractual obligations that occurred in the ordinary course of business. We expect to place additional purchase orders in the fiscal year 2023 to support our operation development. For contractual obligations, please See Note 10 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Off-Balance Sheet Arrangements
As of January 1, 2023 and January 2, 2022, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment, impairment of equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation and estimates to fair value the Private Placement Warrants.
A summary of our significant accounting policies are included Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following is a summary of some of the more critical accounting policies and estimates.
Revenue Recognition
We determine revenue recognition through the following five-step framework:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
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
Common Stock Warrant Liabilities
In connection with the Business Combination on July 14, 2021, we assumed outstanding warrants of 17.5 million to purchase Common Stock at a price of $11.50 per share. The warrants expire five years from the completion of the Business Combination and are exercisable starting December 5, 2021. The assumed warrants consisted of the Private Placement Warrants and the Public Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability. As of January 1, 2023, there were 6,000,000 outstanding shares of the Private Placement Warrants and no Public Warrants outstanding.
We use the Black-Scholes option pricing model to determine the fair value of the Private Placement Warrants as of January 1, 2023 with assumptions and estimates. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of our Common Stock, risk free interest rate, expected dividend yield, expected volatility of the price of the underlying Common Stock and a probability weighted expected term of the warrants. The most significant assumptions impacting the fair value of the Private Placement Warrants are the fair value of our common stock as of each re-measurement date and expected price volatility of our Common Stock, which included consideration the most recent sales of the Public Warrants, expected price volatility of our Common Stock and other additional factors that were deemed relevant. The initial liability recorded is adjusted for changes in the fair value at each reporting date and recorded in the Consolidated Statement of Operations and Comprehensive Loss. The Private Placement Warrants are subject to re-measurement at each balance sheet date until they are exercised or expired. For further information, see Note 4 “Fair Value Measurement” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Stock-Based Compensation
Accounting for stock-based compensation is a critical accounting policy due to the broad-based equity awards provided to our employees at all levels and the use of equity awards as part of the strategy to retain employees as a result of change of control events. We issue stock-based compensation to employees and nonemployees generally in the form of stock options or restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). We also offer employee stock purchase plan (the “2021 ESPP”) to our employees. For further information, see Note 14 “Stock-based Compensation” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Stock-based compensation cost is measured at the grant date for all stock-based awards made to employees, consultants and directors based on the fair value of the award. We generally recognize stock-based compensation expense for stock options and RSUs on a straight-line basis over the service period of the awards, which is generally the vesting period. For PRSUs and ESPP shares, we use the graded vesting method to calculate the stock-based compensation expense. Forfeitures are accounted for when they occur.
We determine the grant date fair value of the equity awards as follows:
•The grant date fair value of RSUs and PRSUs is the last reported sales price of our Common Stock on the grant date.
•The fair value of shares to be purchased under the ESPP is based on the grant date fair value using the Black-Scholes option pricing model with several assumptions and estimates, including our stock price volatility, projected employee stock purchase contributions, and others.
•The fair value of stock options is based on the grant date fair value using the Black-Scholes option pricing model with several significant assumptions and estimates, including the grant date fair value of Legacy Enovix common stock prior to the Business Combination, our stock price volatility, expected life and others.
Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value is determined based on the estimated discounted cash flows discounted. If we cease to develop and automate certain equipment or our equipment is underutilized or idled, the carrying value of such equipment may be lower than its estimated fair value, which could result in future impairment loss.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of January 1, 2023, we had cash and cash equivalents of $322.9 million, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. As of January 1, 2023, we had no outstanding interest bearing debt.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
There was no material foreign currency risk for the fiscal year ended January 1, 2023. Our activities to date have been limited and were conducted primarily in the U.S.
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
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation may generally affect us by increasing our costs and expenses. Although there was no material inflation risk for the fiscal year ended January 1, 2023 as our activities to date have been primarily related to research and development activities, as well as our Fab-1 construction, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data
Enovix Corporation
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	53
Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022	56
Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended January 1, 2023, January 2, 2022 and December 31, 2020	57
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the fiscal years ended January 1, 2023 January 2, 2022 and December 31, 2020	58
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2023, January 2, 2022 and December 31, 2020	60
Notes to Consolidated Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enovix Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enovix Corporation and subsidiaries (the "Company") as of January 1, 2023, and January 2, 2022, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ (deficit) equity, and consolidated statements of cash flows, for each of the three years in the period ended January 1, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023, and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Warrant Liability - Private Placement Warrants – Refer to Notes 2, 4 and 12 to the financial statements
Critical Audit Matter Description
During a prior fiscal year in connection with a business combination, the Company issued private placement warrants to purchase common stock at a price of $11.50 per share that remain outstanding as of January 1, 2023 (the “Private Placement Warrants”). The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. The Company accounts for the warrants in accordance with ASC Topic 815, Derivatives and Hedging. The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being indexed to the Company’s own stock. Therefore, the Private Placement Warrants are precluded from being classified within equity and are accounted for as derivative liabilities on the consolidated balance sheet at fair value, with subsequent changes in fair value recognized in the consolidated statement of operations and comprehensive loss at each reporting date.

The Company uses the Black-Scholes option pricing model to determine the fair value of the Private Placement Warrants. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of common stock, the risk-free interest rate, the expected dividend yield, the expected volatility of the price of the underlying common stock, and a probability-weighted expected term of the Private Placement Warrants. The most significant assumption impacting the fair value of the Private Placement Warrants is the expected volatility of common stock, which the Company based primarily on the equity volatilities of guideline public companies, which were selected based on the similarity of their operations to those of the Company as well as their tenure as a public company. As of January 1, 2023, the fair value of the warrant liability related to the Private Placement Warrants was $49.1 million and the change in fair value recognized in the consolidated statement of operations and comprehensive loss for the year then ended was a gain of $75.2 million included in other income.
Given the significant assumptions made by management in determining the fair value of the warrant liability related to the Private Placement Warrants, performing audit procedures to evaluate the reasonableness of management’s expected volatility of common stock, including management’s selection of the guideline public companies used in making this significant assumption, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the warrant liability related to the Private Placement Warrants included the following, among others:
•We tested the effectiveness of internal controls over the Company’s fair value measurements of the warrant liability related to the Private Placement Warrants, including management’s estimates and assumptions used in the Black-Scholes option pricing model.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value measurement of the warrant liability related to the Private Placement Warrants, by:
–Evaluating management’s selection of the Black-Scholes option pricing model to make fair value measurements of the warrant liability.
–Evaluating the incorporation of the applicable estimates and assumptions into the Black-Scholes option pricing model and testing the model's mathematical accuracy.
–Testing the underlying source information used by management in making estimates and assumptions, including the selection of the guideline public companies used in the expected volatility of common stock.
–Developing a range of independent estimates and comparing our estimates to those used by management.
•We evaluated the Company’s disclosures of the fair value measurements of the warranty liability related to the Private Placement Warrants.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2023
We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enovix Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enovix Corporation and subsidiaries (the “Company”) as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2023, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2023

ENOVIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	January 1, 2023	January 2, 2022
Assets
Current assets:
Cash and cash equivalents	$322,851	$385,293
Accounts receivable, net	170	—
Inventory	634	—
Deferred contract costs	800	4,554
Prepaid expenses and other current assets	5,193	8,274
Total current assets	329,648	398,121
Property and equipment, net	103,868	76,613
Operating lease, right-of-use assets	6,133	6,669
Other assets, non-current	937	1,162
Total assets	$440,586	$482,565
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,077	$3,144
Accrued expenses	7,089	7,109
Accrued compensation	8,097	4,101
Deferred revenue	50	5,575
Other liabilities	716	707
Total current liabilities	23,029	20,636
Warrant liability	49,080	124,260
Operating lease liabilities, non-current	8,234	9,071
Deferred revenue, non-current	3,724	2,290
Other liabilities, non-current	92	191
Total liabilities	84,159	156,448
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 157,461,802 and 152,272,287 as of January 1, 2023 and January 2, 2022, respectively	15	15
Preferred stock, $0.0001 par value; authorized shares of 10,000,000; no shares issued or outstanding as of January 1, 2023 and January 2, 2022, respectively	—	—
Additional paid-in-capital	741,186	659,254
Accumulated deficit	(384,774)	(333,152)
Total stockholders’ equity	356,427	326,117
Total liabilities and stockholders’ equity	$440,586	$482,565
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Fiscal Years
	2022	2021	2020
Revenue	$6,202	$—	$—
Cost of revenue	23,239	1,967	3,375
Gross margin	(17,037)	(1,967)	(3,375)
Operating expenses:
Research and development	58,051	37,850	14,442
Selling, general and administrative	51,970	29,705	5,713
Impairment of equipment	4,921	—	—
Total operating expenses	114,942	67,555	20,155
Loss from operations	(131,979)	(69,522)	(23,530)
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	75,180	(56,141)	(13,789)
Issuance of convertible preferred stock warrants	—	—	(1,476)
Change in fair value of convertible promissory notes	—	—	(2,422)
Gain on extinguishment of paycheck protection program loan	—	—	1,628
Interest income (expense), net	5,231	(187)	(107)
Other income (expense), net	(54)	(24)	46
Total other income (expense), net	80,357	(56,352)	(16,120)
Net loss and comprehensive loss	$(51,622)	$(125,874)	$(39,650)

Net loss per share, basic	$(0.34)	$(1.07)	$(0.49)
Weighted average number of common shares outstanding, basic	152,918,287	117,218,893	80,367,324
Net loss per share, diluted	$(0.82)	$(1.07)	$(0.49)
Weighted average number of common shares outstanding, diluted	154,149,367	117,218,893	80,367,324

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019 (as previously reported)	153,758,348	$129,921	65,196,490	$59	$40,626	$(167,628)	$(126,943)
Retroactive application of recapitalization	(153,758,348)	(129,921)	(1,992,064)	(53)	129,974	—	129,921
Balance as of December 31, 2019, effect of reverse acquisition (Note 3)	—	—	63,204,426	6	170,600	(167,628)	2,978
Net loss	—	—	—	—	—	(39,650)	(39,650)
Issuance of common stock upon exercise of stock options	—	—	5,318,139	1	65	—	66
Early exercised stock options vested	—	—	—	—	21	—	21
Issuance of Series P-2 convertible preferred stock	—	—	27,989,240	3	63,929	—	63,932
Conversion of promissory notes to Series P-2 convertible preferred stock	—	—	3,507,984	—	8,203	—	8,203
Stock-based compensation	—	—	—	—	666	—	666
Repurchase of unvested restricted common stock	—	—	(3,230)	—	—	—	—
Balance as of December 31, 2020	—	—	100,016,559	10	243,484	(207,278)	36,216
Net loss	—	—	—	—	—	(125,874)	(125,874)
Business combination, net of redemptions and equity issuance costs and PIPE financing, net	—	—	41,249,985	4	300,741	—	300,745
Issuance of common stock upon exercise of common stock warrants	—	—	7,177,885	1	82,545	—	82,546
Issuance of common stock upon exercise of stock options	—	—	2,180,168	—	62	—	62
Issuance of Series D convertible preferred stock upon exercise of warrants	—	—	2,020,034	—	20,877	—	20,877
Restricted stock units ("RSUs") vested	—	—	61,015	—	—	—	—
Early exercised stock options vested	—	—	—	—	111	—	111
Stock-based compensation	—	—	—	—	11,434	—	11,434
Repurchase of unvested restricted common stock	—	—	(433,359)	—	—	—	—
Balance as of January 2, 2022	—	—	152,272,287	$15	$659,254	$(333,152)	$326,117

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) - Continued
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 2, 2022	—	$—	152,272,287	$15	$659,254	$(333,152)	$326,117
Net loss	—	—	—	—	—	(51,622)	(51,622)
Issuance of common stock upon exercise of common stock warrants, net	—	—	4,126,466	—	47,452	—	47,452
Issuance of common stock upon exercise of stock options	—	—	381,497	—	2,379	—	2,379
Issuance of common stock under employee stock purchase plan	—	—	229,249	—	1,900	—	1,900
RSUs vested, net of shares withheld for taxes	—	—	621,179	—	(587)	—	(587)
Early exercised stock options vested	—	—	—	—	122	—	122
Stock-based compensation	—	—	—	—	30,666	—	30,666
Repurchase of unvested restricted common stock	—	—	(168,876)	—	—	—	—
Balance as of January 1, 2023	—	$—	157,461,802	$15	$741,186	$(384,774)	$356,427
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(51,622)	$(125,874)	$(39,650)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,425	995	579
Amortization of right-of-use assets	547	520	—
Stock-based compensation	30,367	10,711	666
Changes in fair value of convertible preferred stock warrants and common stock warrants	(75,180)	56,141	13,789
Impairment of equipment (1)	4,921	—	—
Issuance of convertible preferred stock warrants (non-cash)	—	—	1,476
Change in fair value of convertible promissory notes	—	—	2,422
Loss (gain) on early debt extinguishment	—	60	(1,628)
Interest expense (non-cash)	—	—	107
Changes in operating assets and liabilities:
Accounts receivable	(170)	—	—
Inventory	(634)	—	—
Prepaid expenses and other assets	(2,828)	(2,497)	(577)
Deferred contract costs	3,754	(967)	(2,482)
Accounts payable	2,272	1,523	1,826
Accrued expenses and compensation	2,547	5,193	2,617
Deferred revenue	(4,091)	2,370	185
Other liabilities	(48)	519	620
Net cash used in operating activities	(82,740)	(51,306)	(20,050)
Cash flows from investing activities:
Purchase of property and equipment	(36,212)	(43,584)	(26,953)
Net cash used in investing activities	(36,212)	(43,584)	(26,953)
Cash flows from financing activities:
Proceeds from Business Combination and PIPE financing	—	405,155	—
Payments of transaction costs related to Business Combination and PIPE financing	—	(31,410)	—
Proceeds from exercise of common stock warrants, net	52,828	77,170	—
Proceeds from issuance of convertible preferred stock, net	—	—	63,932
Proceeds from secured promissory notes, converted promissory notes and paycheck protection program loan	—	15,000	1,628
Proceeds from issuance of common stock under employee stock purchase plan	1,900	—	—
Payroll tax payments for shares withheld upon vesting of RSUs	(587)	—	—
Repayment of secured promissory note	—	(15,000)	—
Payments of debt issuance costs	—	(90)	—
Proceeds from exercise of convertible preferred stock warrants	—	102	—
Proceeds from the exercise of stock options	2,379	190	360
Repurchase of unvested restricted common stock	(10)	(27)	—
Net cash provided by financing activities	56,510	451,090	65,920
Change in cash, cash equivalents, and restricted cash	(62,442)	356,200	18,917
Cash and cash equivalents and restricted cash, beginning of period	385,418	29,218	10,301
Cash and cash equivalents, and restricted cash, end of period	$322,976	$385,418	$29,218
(1)     As of January 1, 2023, $1.7 million of the $4.9 million impairment of equipment was recorded as accrued expenses on the Consolidated Balance Sheet.
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Fiscal Years
	2022	2021	2020
Supplemental cash flow data (Non-cash):
Net liabilities assumed from Business Combination	$—	$73,400	$—
Purchase of property and equipment included in liabilities	7,037	5,488	3,181
Conversion of promissory notes to convertible preferred stock	—	—	8,073
Settlement of accrued interest expense through conversion of promissory notes to convertible preferred stock	—	—	130
Issuance of convertible preferred stock warrants	—	—	1,476
Gain on extinguishment of the paycheck protection program loan	—	—	1,628
The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets.

	Fiscal Years
	2022	2021	2020
Cash and cash equivalents	$322,851	$385,293	$29,143
Restricted cash included in prepaid expenses and other current assets	125	125	75
Total cash, cash equivalents, and restricted cash	$322,976	$385,418	$29,218

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation
Organization
Enovix Corporation (“Enovix” or the “Company”) was incorporated in Delaware in 2006. The Company designs, develops, and have started to commercially manufacture an advanced silicon-anode lithium-ion battery using its proprietary three-dimensional (“3D”) cell architecture that increases energy density and maintains high cycle life. The Company is headquartered in Fremont, California.
Prior to the fiscal year 2022, the Company was focused on the development and commercialization of its silicon-anode lithium-ion batteries. Starting in the second quarter of 2022, the Company commenced its planned principal operations of commercial manufacturing. The Company began its production of silicon-anode lithium-ion batteries or battery pack products and began generating product revenue in addition to service revenue from its engineering service contracts for the development of silicon-anode lithium-ion battery technology.
Business Combination
On July 14, 2021 (the “Closing Date”), Enovix Corporation, a Delaware Corporation (“Legacy Enovix”), Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC (“Merger Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Business Combination”), by and among RSVAC, Merger Sub and Legacy Enovix (the “Merger Agreement”), following the approval at a special meeting of the stockholders of RSVAC held on July 12, 2021 (the “Special Meeting”). Following the consummation of the Business Combination on the Closing Date, Legacy Enovix changed its name to Enovix Operations Inc., and RSVAC changed its name from Rodgers Silicon Valley Acquisition Corp. to Enovix Corporation. Please refer to Note 3 “Business Combination” for more information.
Change in Fiscal Year
On September 28, 2021, the audit committee of the Board of Directors of the Company approved a change in the fiscal year end from a year ending on December 31 to a fiscal year calendar typically consisting of four 13-week quarters, with the change to be effective for the Company’s third quarter beginning on July 1, 2021 and ending on October 3, 2021. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods. The Company’s fiscal years 2022 and 2021 were ended on January 1, 2023 and January 2, 2022, respectively.
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
The Business Combination was accounted for as a reverse recapitalization under GAAP. This determination is primarily based on Legacy Enovix stockholders comprising a relative majority of the voting power of Enovix and having the ability to nominate the members of the Board, Legacy Enovix’s operations prior to the acquisition comprising the only ongoing operations of Enovix, and Legacy Enovix’s senior management comprising a majority of the senior management of Enovix. Under this accounting method, RSVAC was treated as the “acquired” company and Legacy Enovix was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Enovix represent a continuation of the financial statements of Legacy Enovix with the Business Combination being treated as the equivalent of Enovix issuing common stock for the net assets of RSVAC, accompanied by a recapitalization. The net liabilities of RSVAC, other than its warrant liabilities, were stated at historical cost, which approximates to its fair values. Its warrant liabilities were stated at its fair values and no goodwill or other intangible

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets were recorded. Results of operations prior to the Business Combination were presented as those of Enovix. Beginning in the third quarter of 2021, historical shares and corresponding capital amounts, as well as for net loss per share, prior to the Business Combination, were retrospectively adjusted using the exchange ratio as defined in the Business Combination for the equivalent number of shares outstanding immediately after the Business Combination to the effect the reverse recapitalization.
The Company did not have any other comprehensive income or loss for the periods presented. Accordingly, net loss and comprehensive loss are the same for the periods presented. Additionally, the Company did not have any income tax expenses for the periods presented.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception through January 1, 2023 and expects to incur operating losses for the foreseeable future. As of January 1, 2023, the Company had a working capital of $306.6 million and an accumulated deficit of $384.8 million. Based on the anticipated spending and timing of expenditures to support operational development and market expansion, the Company currently expects that its cash will be sufficient to meet its funding requirements over the next twelve months. Going forward, the Company may require additional financing for its future operations and expansion. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment, impairment of equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities, and estimates to fair value convertible preferred stock warrants and common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. In the preparation of the consolidated financial statements, the Company has considered potential impacts of the COVID-19 pandemic on its critical and significant accounting estimates. There was no significant impact to its consolidated financial statements. The Company continues to evaluate the nature and extent of the potential impacts to its business and its consolidated financial statements.
Summary of Significant Accounting Policies
Segment Reporting
The Company operates in one segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company has determined that its Chief Executive Officer is the CODM. To date, the Company’s CODM has made such decisions and assessed performance at the Company level. The Company’s activities to date were conducted primarily in the United States (“U.S.”). The Company does not have material activity or assets located outside of the U.S.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities from the date of purchase of 90 days or less to be cash equivalents. Restricted cash as of both January 1, 2023 and January 2, 2022 is comprised of a $0.1 million minimum cash balance required by the Company’s credit card merchant that can be cancelled with thirty days’ notice and is classified within prepaid expenses and other current assets of the Consolidated Balance Sheets.
Trade Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivables are recorded at invoiced amounts less allowance for any credit losses. According to the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 that we adopted in the fiscal year 2022, the Company recognizes credit losses based on a forward-looking

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current expected credit losses (“CECL”). The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses are recognized in the Consolidated Statement of Operations and Comprehensive Loss. The uncollectible accounts receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The Company recognized an immaterial amount of allowance for expected credit loss as of January 1, 2023 and there was no write-off of accounts receivable for the periods presented. As of January 1, 2023, the Company's accounts receivable, net was $0.2 million. The Company did not have account receivable as of January 2, 2022.
Credit Losses
The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company’s investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting period. As of January 1, 2023 and January 2, 2022, the Company did not recognize an allowance for expected credit losses related to available-for-sale investments as the Company did not have available-for-sale investments.
Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. As of January 1, 2023, the Company did not have excess or obsolete inventory reserve. The Company did not have any inventory as of January 2, 2022. Additionally, the cost basis of the Company’s inventory does not include any unallocated fixed overhead costs associated with abnormally low utilization of its factories. See Note 6 “Inventory” for more information.
Property and Equipment, net
Property and equipment, net are stated at the Company’s original cost, net of accumulated depreciation. Construction in process is related to the construction or development of property and equipment that have not yet been placed in service for their intended use.
In the second quarter of 2022, the Company placed its leasehold improvement and machinery and equipment into service for the Company's first production line and updated the estimated useful lives for its property and equipment. As of January 1, 2023, the Company’s second production line was not yet placed into service as it remains under construction. Costs for capital assets not yet placed into service are capitalized as construction in process on the Consolidated Balance Sheets and will be depreciated once placed into service.
Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives of the following assets below.

	Estimated Useful Life (in Years)
Machinery and equipment	2	-	10
Office equipment and software	3	-	5
Furniture and fixtures	3	-	5
Leasehold improvements	Shorter of the economic life or the remaining lease term
When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the Consolidated Statement of Operations and Comprehensive Loss in the

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed in the Consolidated Statement of Operations and Comprehensive Loss in the period incurred. See Note 5 “Property and Equipment” for more information.
Capitalized Software Costs for Internal Use
The Company capitalizes direct costs associated with developing or obtaining internal use software, including enterprise-wide business software, that are incurred during the application development stage. These capitalized costs are recorded as capitalized software within property and equipment. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Once the software is ready for its intended use, amounts capitalized are amortized over an estimated useful life of up to five years, generally on a straight-line basis. Capitalized software costs for internal use are included in office equipment category of the property and equipment on the Consolidated Balance Sheets.
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. During the fiscal year 2022, the Company recorded an impairment loss of $4.9 million related to the Company's equipment. No impairment loss was recorded for the fiscal years 2021 and 2020. See Note 5 “Property and Equipment” for more information.
Leases
In February 2016, the “FASB” issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The Company early adopted the ASU 2016-02 on January 1, 2021. Results and disclosure requirements for reporting periods beginning after January 1, 2021 are presented under Topic 842, while prior period amounts were reported in accordance with the legacy lease accounting guidance Topic 840, Leases.
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
ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. The Company combines the lease and non-lease components in determining the operating lease ROU assets and liabilities. Lease expense is recognized on a straight-line basis over the lease term. The lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes or other costs. Such variable lease costs are expensed as incurred on the Consolidated Statement of Operations and Comprehensive Loss. See Note 7 “Leases” for more information.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt
The Company accounted for a secured promissory note as a liability measured at net proceeds less debt discount and was accreted to its face value over its expected term using the effective interest method. The Company considered whether there were any embedded features in its debt instruments that required bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification (“ASC”), Topic 815, Derivatives and Hedging (“ASC 815”). See Note 9 “Debt” for more information.
Convertible Promissory Notes
In December 2019, the Company issued promissory notes that were convertible into preferred stock which were recorded at fair value at issuance and subject to re-measurement to fair value at each reporting date, with any change in fair value recognized as a separate line item within other income (expense) in the Consolidated Statement of Operations and Comprehensive Loss. See Note 4 “Fair Value Measurement” and Note 9 “Debt” for more information.
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
The warrants were recorded at fair value upon issuance as a non-current liability with a corresponding expense recorded as a change in the fair value of convertible preferred warrants in the Consolidated Statement of Operations and Comprehensive Loss. Any change in fair value was recognized in the change in fair of convertible preferred stock warrants in the Consolidated Statement of Operations and Comprehensive Loss. See Note 12 “Warrants” for more information on convertible preferred stock warrants.
Common Stock Warrants
In connection with the Business Combination, the Company issued outstanding warrants of 17.5 million to purchase common stock at a price of $11.50 per share. The warrants expire 5 years from the completion of the Business Combination and were exercisable starting December 5, 2021. A portion of the outstanding warrants were held by the sponsor and members of Rodgers Capital LLC (the “Private Placement Warrants”) and the remaining warrants were held by other third-party investors (the “Public Warrants”). As of January 1, 2023, there were no Public Warrants outstanding as the shares of the Public Warrants were either exercised or redeemed during the fiscal year 2022.
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
Once the warrants became exercisable, the Company could redeem for $0.01 per warrant the outstanding Public Warrants if the Company’s common stock price equaled or exceeded $18.00 per share, subject to certain conditions and adjustments.
The Company accounts for the warrants in accordance with ASC Topic 815, Derivative and Hedging. The Public Warrants met the criteria for equity classification and were recorded as additional paid-in capital on the Consolidated Balance Sheet at the completion of the Business Combination. The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being indexed to the Company’s own stock, and therefore the Private Placement Warrants are precluded from being classified within equity and are accounted for as derivative liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations and Comprehensive Loss at each reporting date. See Note 12 “Warrants” for more information.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments
The Company’s assets and liabilities, which require fair value measurement on a recurring basis, consist of Private Placement Warrants recorded at fair value. Fair value principles require disclosures regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered fair value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:
•Level 1 — Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date;
•Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.
As of January 1, 2023 and January 2, 2022, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of January 1, 2023, Private Placement Warrants were carried at fair value and were categorized as Level 3 measurements. See Note 4 “Fair Value Measurement” for more information.
Concentrations of Credit Risk and Major Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalent balances in checking, savings, and money market accounts at financial institutions. Amounts held in these accounts may exceed federally insured limits. As of January 1, 2023 and January 2, 2022, the Company did not experience any losses on such deposits.
For the fiscal year 2022, Customer A and Customer C, which had revenues greater than 10% of the Company's total revenues, had accounted for 81% and 14%, respectively, of the Company's total revenues. As of January 1, 2023, Customer C accounted for 84% of the Company’s total accounts receivable, net.
As of January 1, 2023 and January 2, 2022, Customer B accounted for 92% and 29%, respectively, of the Company’s total deferred revenue. As of January 2, 2022, Customer A accounted for 64% of the Company’s total deferred revenue as of January 2, 2022 and there was no remaining deferred revenue from Customer A as of January 1, 2023.
Revenue Recognition
In June 2022, the Company began to generate revenue from its planned principal business activities. The Company recognizes revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the transaction price and allocating the transaction price to each separate performance obligation. The following five steps are applied to achieve that core principle:
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
For the fiscal year 2022, the Company recognized $6.2 million of total revenue, of which $6.2 million represented Service Revenue and an immaterial amount was for Product Revenue. Customer A represented $5.0 million of the Company's total revenue.
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
Service Revenue
Service Revenue contracts generally include the design and development efforts to conform the Company’s existing battery technology with the customer’s required specifications. The term of the Service Revenue contracts generally last from one to three years beginning at the effective date of the contract with a single performance obligation. Generally, the Company owns all intellectual property that is developed and directed toward the Company’s silicon-anode lithium-ion battery technology. Accordingly, the customer will only receive prototype units of the Company’s battery technology as well as any design reports that are submitted to them as part of the contract. Prototype units that are delivered throughout the term of the contract provide marginal value to the customers as they are contractually limited in their ability to derive benefit from the prototype units should the contract be terminated. The Company concludes that its performance obligation is the delivery of final prototype units, which meet the ultimate specifications set forth by the customer.
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
Deferred Revenue
Deferred revenue represents situations where the Company has the contractual right to invoice, or cash is collected, but the related revenue has not yet been recognized. Revenue is subsequently recognized when the revenue recognition criteria are met. Service Revenue is generally invoiced based on pre-defined milestones and Service Revenue per the contract is generally recognized upon completion of the final milestone. As of January 1, 2023 and January 2, 2022, total deferred revenue was $3.8 million and $7.9 million, respectively.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs to Fulfill a Customer Contract
The revenue recognition standard requires capitalization of certain costs to fulfil a customer contract, such as certain employee compensation for design and development services that specifically relate to customer contracts. Costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred costs are recognized as cost of revenue in the period when the related revenue is recognized. As of January 1, 2023 and January 2, 2022, total deferred contract costs were $0.8 million and $4.6 million, respectively.
Performance Obligations
As of January 1, 2023, the Company had $3.8 million of performance obligations, which comprised of total deferred revenue and customer order deposits. The Company currently expects to recognize approximately 1% of deferred revenue as revenue within the next twelve months.
Product Warranties
The Company provides product warranties, which cover certain repair or replacement under the revenue contracts and they generally range from one to three years. Estimated costs related to warranties are recorded in the same period when the product sales occur. The warranty liability reflects management’s best estimates of such costs and are recognized as cost of revenue. The Company continuously monitors its product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors, including historical product failure rates, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between the estimated costs and the actual costs could be material to the Company’s consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from the estimates, the Company may be required to revise its estimated warranty liability. As of January 1, 2023, the Company's warranty liability on the Consolidated Balance Sheet was immaterial.
Sales and Transaction Taxes
Sales and other taxes collected from customers and remitted to governmental authorities on revenue-producing transactions are reported on a net basis and are therefore excluded from revenues in the Consolidated Statement of Operations and Comprehensive Loss.
Cost of Revenues
Cost of revenues includes materials, labor, depreciation expense, and other direct costs related to product production and Service Revenue contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation. Other direct costs include costs incurred on certain Service Revenue contracts that was in excess of the amount expected to be recovered and other overhead costs in connection with the product production.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merger Transaction Costs
During the fiscal year 2021, the Company incurred significant direct and incremental transaction costs related to the recently completed merger with RSVAC. These transaction costs were first deferred and capitalized to the deferred transaction costs, non-current line item in the Consolidated Balance Sheet. After the completion of the Business Combination, these costs were reclassed to and recorded as a reduction of additional paid-in capital. Cash payments for the transaction costs related to the Business Combination and PIPE financing are classified in the Consolidated Statement of Cash Flows as a financing activity. See Note 3 “Business Combination” for more information.
Government Grant
In September 2020, the Company entered into a financial assistance agreement totaling $6.5 million with the Office of Energy Efficiency and Renewable Energy (“EERE”), an office within the U.S. Department of Energy. Under the agreement, the Company will perform research and development under a joint project with the EERE, and the EERE will reimbursee the Company for 49.8% of allowable project costs. The remaining 50.2% in costs would be incurred by the Company. The Company accounts for funds which are probable of being received in the same period in which the costs were incurred as an offset to the related expense (Research and development) or capitalized asset (Property and equipment, net). As of January 1, 2023 and January 2, 2022, the Company had a reimbursement receivable from the assistance agreement of $0.4 million and $0.3 million, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
Stock-Based Compensation
The Company issues stock-based compensation to employees and non-employees in the form of stock options or restricted stock units (“RSUs”) or performance restricted stock units (“PRSUs”).
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
Performance Restricted Stock Units
Starting in fiscal year 2022, the Company began to grant PRSUs to certain employees with vesting conditions based on performance and service conditions over two years. The Company uses its common stock price, which is the last reported sales price on the grant date to value its PRSUs. The Company uses the graded vesting method to calculate the stock-based compensation expense. At each reporting period, the Company would recognize and adjust the stock-based

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation expense based on its probability assessment in meeting its PRSUs' performance conditions. Forfeitures are recorded when they occur.
Employee Stock Purchase Plan
The Company began to offer the employee stock purchase plan (“ESPP”) to its employees in fiscal year 2021. The Company uses the Black-Scholes valuation method to value the fair value of its ESPP shares and uses the graded vesting method to calculate the stock-based compensation expense.
Stock options
Generally, the stock options have a maximum contractual term up to 10 years. The fair value of stock options is based on the date of the grant using the Black-Scholes valuation method. The awards are accounted for by recognizing the fair value of the related award over the period during which services are provided in exchange for the award (referred to as the requisite service period, which typically equals the vesting period of the award). The vesting period is generally four or five years. No stock options have been issued with a market condition or other performance vesting condition. In accordance with ASU 2018-07 Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the measurement of equity-classified non-employee awards is fixed at the grant date. Stock-based compensation expense is recognized using the straight-line attribution method. Forfeitures are recorded when they occur.
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
•Expected Term — The expected term of the options represents the average period the share options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method. The Company uses the simplified calculation of the expected life, which takes into consideration the grant’s contractual life and vesting period and assumes that all options will be exercised between the vesting date and the contractual term of the option.
•Risk-Free Interest Rate — The risk-free interest rate is based on the yield of U.S. Treasury notes as of the grant date with terms commensurate with the expected term of the option.
•Dividend Yield — The expected dividends assumption is based on the Company’s expectation of not paying dividends in the foreseeable future, as well as the Company did not pay any dividends in the past.
•Expected volatility — Prior to the Business Combination, Legacy Enovix was a private company and did not have any trading history for its ordinary shares, the expected volatility was based on the historical volatilities of the common stock of comparable publicly traded companies that Legacy Enovix selected with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the Legacy Enovix’s stock options.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Diluted earnings per share (“EPS”) attributable to common stockholders adjusts basic EPS for the potentially dilutive impact of the participating securities. As the Company reported losses for the periods presented, all potentially dilutive securities including convertible preferred stock, stock options and warrants, are generally antidilutive and accordingly, basic net loss per share equals diluted net loss per share, except when there were changes in fair value of the Private Placement Warrants recorded in earnings. With changes in fair value recorded in earnings, an adjustment would be made to both the diluted EPS numerator and denominator to eliminate such effects.
Recently Adopted Accounting Pronouncements
Effective January 3, 2022, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for most financial assets and certain other instruments. The Company adopted ASU 2016-13 using a modified retrospective transition method, which required a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption of this ASU 2016-13 did not have a material impact on its consolidated financial statements. See “Credit Losses” above for a description of the Company’s credit losses accounting policy.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$175.0 million, in a private placement pursuant to the subscription agreements (“PIPE Financing”). The PIPE Financing closed simultaneously with the consummation of the Business Combination.
The following table shows the number of shares of Common Stock issued immediately following the consummation of the Business Combination.

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
In connection with the Business Combination in July 2021, the Company assumed $73.4 million of net liabilities from RSVAC. The following table shows the net cash proceeds from the Business Combination (in thousands).

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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and the warrant liabilities. Cash and cash equivalents are reported at their respective fair values on the Company's Consolidated Balance Sheets.
Cash and cash equivalents are reported at their respective fair values on the Consolidated Balance Sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company will classify commercial paper, corporate debt securities and asset-backed securities as Level 2. As of January 1, 2023 and January 2, 2022, the Company did not have short-term and long-term investments that are classified available-for-sale. As of January 1, 2023 and January 2, 2022, the Company had cash and cash equivalents of $322.9 million and $385.3 million, respectively.
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of January 1, 2023 and January 2, 2022 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of January 1, 2023
Assets:
Money Market Funds	$319,946	$—	$—	$319,946
Liabilities:
Private Placement Warrants	$—	$—	$49,080	$49,080

As of January 2, 2022
Liabilities:
Private Placement Warrants	$—	$—	$124,260	$124,260
The Company’s liabilities are measured at fair value on a non-recurring basis, including 6,000,000 shares of the Private Placement Warrants that were assumed from the Business Combination and were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. The key assumptions impacting the fair value of the Private Placement Warrants are the fair value of the Company’s common stock as of each re-measurement date, the remaining contractual terms of the Private Placement Warrants, risk-free rate of return and expected volatility which is based on the historical and implied volatility of the Company and the volatility of the Company’s peer group.
As of January 1, 2023, the fair value of the Private Placement Warrants was $8.18 per share with an exercise price of $11.50 per share. The following table summarizes the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Private Placement Warrants	Convertible Preferred Stock Warrants
Fair value as of December 31, 2020	$—	$15,995
Acquired from the Business Combination	72,900	—
Settlements	—	(20,776)
Change in fair value	51,360	4,781
Fair value as of January 2, 2022	124,260	—
Change in fair value	(75,180)	—
Fair value as of January 1, 2023	$49,080	$—
The following table summarizes the key assumptions used for determining the fair value of convertible preferred stock warrants and common stock warrants.

	Private Placement Warrants Outstanding as of January 1, 2023	Private Placement Warrants Outstanding as of January 2, 2022	Private Placement Warrants Acquired on July 14, 2021	Convertible Preferred Stock Warrants Exercised on February 22, 2021
Expected term (in years)	3.5	4.5	5.0	2.5 - 4.1
Expected volatility	92.5%	77.5%	50.0%	75.0%
Risk-free interest rate	4.2%	1.2%	0.8%	0.2% - 0.4%
Expected dividend rate	0.0%	0.0%	—%	0.0%
Note 5. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment consists of the following categories (in thousands).

	January 1, 2023	January 2, 2022
Machinery and equipment	$55,694	$6,636
Office equipment and software	1,586	918
Furniture and fixtures	771	639
Leasehold improvements	24,565	1,878
Construction in process	33,268	71,133
Total property and equipment	115,884	81,204
Less: accumulated depreciation	(12,016)	(4,591)
Property and equipment, net	$103,868	$76,613
In the second quarter of 2022, the Company placed its leasehold improvement and machinery and equipment into service for the Company's first production line and transferred the amount that was previously capitalized as construction in process into the machinery and equipment category. The Company began its depreciation using the straight-line method on the date that machinery and equipment and leasehold improvement were placed into service. As of January 1, 2023, the Company’s second production line was not yet placed into service as it remains under construction.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the depreciation and amortization expenses related to property and equipment, which were recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss (in thousands).

	Fiscal Years
	2022	2021	2020
Depreciation expense	$7,425	$995	$579
Equipment Impairment
In the fourth quarter of 2022, the Company ceased to construct certain automation for a small portion of the Company’s equipment and recorded an impairment loss of $4.9 million in the Consolidated Statement of Operations and Comprehensive Loss, which was previously capitalized as “construction in process” category of property and equipment, net on the Consolidated Balance Sheets. No impairment loss was recorded for the fiscal years 2021 and 2020.
Note 6. Inventory
Inventory consists of the following components (in thousands).

January 1, 2023
Raw materials	$481
Work-in-process	106
Finished goods	47
Total inventory	$634
Note 7. Leases
The Company leases its headquarters, engineering and manufacturing space in Fremont, California under a single non-cancelable operating lease, right of use asset with an expiration date of August 31, 2030. In March 2021, the Company entered into a new agreement to lease office space in Fremont, California under a non-cancelable operating lease that expires in April 2026 with an option to extend for 5 years.
The following table summarizes the components of lease costs (in thousands).

	Fiscal Years
	2022	2021
Operating lease cost	$1,682	$1,535
The following table shows supplemental lease information.

	As of
Operating leases	January 1, 2023	January 2, 2022
Weighted-average remaining lease term	7.7 years	8.7 years
Weighted-average discount rate	6.8%	6.8%
The following table shows supplemental cash flow information related to leases (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,366	$1,418
Lease liabilities arising from obtaining ROU assets:
Operating leases	$—	$8,763
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of January 1, 2023 (in thousands).

Operating lease
2023	$1,406
2024	1,449
2025	1,492
2026	1,491
2027	1,513
Thereafter	4,262
Total	11,613
Less: imputed interest	(2,756)
Present value of lease liabilities	$8,857
Prior Year Lease Disclosure under ASC 840
Under the legacy accounting guidance ASC 840, rent expense for the year ended December 31, 2020 was $1.4 million.
Note 8. Accrued Expenses
Accrued expenses consists of the following components (in thousands).

	As of
	January 1, 2023	January 2, 2022
Accrued expenses	$4,550	$6,668
Accrued duty and taxes	2,539	441
Accrued expenses	$7,089	$7,109
Note 9. Debt
Secured Promissory Note
On May 24, 2021, the Company issued to a member of the board of directors a secured promissory note (the “Secured Promissory Note”) with an aggregate principal balance of $15.0 million, which was funded at that time. The Secured Promissory Note bore interest at a rate of 7.5% per annum, payable monthly and on the maturity date. All unpaid interest and principal were due and payable upon request by the holders on or after the earlier of (i) the closing of the Merger Agreement and (ii) October 25, 2021. The Company granted a security interest in all of the Company’s personal property, then existing or thereafter arising, including all accounts, inventory, equipment, general intangibles, financial assets, investment property, securities, deposit accounts, and the proceeds thereof, but which did not include the intellectual property.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 14, 2021, the Company repaid all amounts outstanding under the Secured Promissory Note, which totaled $15.2 million in principal and interest. In the connection with the note repayment, the Company incurred $0.1 million of loss on early debt extinguishment related to the write-off of unamortized debt issuance costs in the fourth quarter of 2021. The Company paid $0.2 million of interest for the fiscal year 2021. As of January 1, 2023 and January 2, 2022, the Company had no outstanding debt.
2020 Paycheck Protection Program Loan
In April 2020, the Company entered into a loan agreement with the Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program Loan (the “PPP Loan”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company received loan proceeds of $1.6 million. During 2020, the Company used all PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities and was approved for loan forgiveness prior to December 31, 2020. As the entirety of the PPP Loan was forgiven in 2020, the outstanding obligation was extinguished and a gain on extinguishment was recognized in other income in the Consolidated Statement of Operations and Comprehensive Loss for the fiscal year 2020.
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
On March 25, 2020, all outstanding principal and accrued interest of $0.1 million were converted into 19,001,815 shares of Series P-2 preferred stock at a conversion price equal to the cash price paid per shares and a 30% discount. Upon conversion, the Company recorded a change in the fair value of the promissory notes of $2.4 million, which is included in other income (expense) in the Consolidated Statement of Operations and Comprehensive Loss for the fiscal year 2020. As of January 1, 2023 and January 2, 2022, the Company had no outstanding convertible promissory notes.
Note 10. Commitments and Contingencies
Purchase Commitments
As of January 1, 2023 and January 2, 2022, the Company’s commitments included approximately $22.7 million and $17.4 million, respectively, of the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 7 “Leases” for more details.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. In September 2022, the Company began the mediation process. Based on the current knowledge of the legal proceeding, an estimate of possible loss liability has been recorded on the Consolidated Balance Sheet as of January 1, 2023.
From time to time, the Company may become involved in various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any other potentially material legal proceedings, and the Company is not aware of any pending or threatened legal proceeding against the Company that the Company believes could have a material adverse effect on the Company’s business, operating results or financial condition. As of January 1, 2023, the Company established an accrued liability on the Consolidated Balance Sheet and recorded a corresponding amount as an operating expense on its Consolidated Statement of Operations and Comprehensive Loss. The Company continues to monitor the development of its legal proceedings that could affect its previously established accrued liability and require an adjustment to it.
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
Note 11. Common Stock and Convertible Preferred Stock
Common Stock
As of January 1, 2023 and January 2, 2022, the Company had authorized 1,000,000,000 shares of common stock, par value $0.0001 and issued and outstanding of 157,461,802 and 152,272,287, respectively. Each holder of a share of common stock is entitled to one vote for each share held and is entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to preferential rights of holders of other classes of stock outstanding. Such dividends shall be payable only when, as and if declared by the board of directors and shall be non-cumulative.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Preferred Stock
As of January 1, 2023 and January 2, 2022, the Company had authorized 10,000,000 shares of convertible preferred stock, par value $0.0001 and there was no share issued and outstanding for both periods.
Legacy Enovix Convertible Preferred Stock
Prior to the Business Combination, Legacy Enovix had designated eight outstanding series of convertible preferred stock (“Series A”, “Series B”, “Series C”, “Series D”, “Series E”, “Series E-2”, “Series F”, and “Series P-2”, collectively the “convertible preferred stock”). The following table shows details related to Legacy Enovix's convertible preferred shares, as of December 31, 2020, prior to the Business Combination.

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
Upon the closing of the Business Combination, the holders of Legacy Enovix’s Series F convertible preferred stock received an additional 119,728,123 shares of Legacy Enovix Series F convertible preferred stock pursuant to the automatic conversion provision of Legacy Enovix’s certificate of incorporation, as amended and as in effect at the closing. The net effect of these additional shares had no impact to the additional paid in capital as part of the Business Combination. Immediately prior to the closing of the Business Combination, all outstanding Legacy Enovix’s convertible preferred stock was converted into Legacy Enovix common stock and recapitalized into Common Stock using the applicable Exchange Ratio at close. As of January 1, 2023 and January 2, 2022, there was no convertible preferred stock outstanding.
For the year ended December 31, 2020, the Company issued 151,610,261 shares of Legacy Enovix Series P-2 convertible preferred stock for cash at a purchase price of $0.43 per share. The Series P-2 issuance resulted in $63.9 million cash proceeds, net of $1.5 million of issuance costs. In conjunction with the Series P-2 issuance, the convertible promissory notes converted to 19,001,815 shares of Series P-2. See Note 9 “Debt” for additional information.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Series Preferred Conversion Price for Series A initially was $0.3333, Series B initially was $0.7541, Series C was $1.0829, Series D was $1.6411, Series E was $1.00, Series E-2 was $1.00, Series F was $0.2850, and Series P-2 was $0.4317.
Dividends
Holders of convertible preferred stock, in preference to the holders of the common stock, shall be entitled to receive, when, as and if declared by the board of directors, but only out of funds that are legally available therefor, cash dividends at the rate of 8% of the original series share issue price per annum on each outstanding share of convertible preferred stock, respectively. Such dividends shall be payable only when, as and if declared by the board of directors and shall be non-cumulative. As of January 1, 2023 and January 2, 2022, the Company did not declare any dividends.
Note 12. Warrants
Legacy Enovix Series D Convertible Preferred Stock Warrants
On February 22, 2021, in a transaction separate from the Merger Agreement, the then outstanding Legacy Enovix Series D convertible preferred stock warrants were exercised at $0.01 per share, resulting in the issuance of 10,160,936 shares of Legacy Enovix Series D convertible preferred stock to the holders of such warrants, for a total of $0.1 million. As of January 1, 2023 and January 2, 2022, there were no convertible preferred stock warrants outstanding.
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
The following table shows the Public Warrant activity for the fiscal year 2021.

Public Warrants	Number of Warrants	Weighted Average Exercise Price
Balances as of January 1, 2021	—	$—
Assumed through the Business Combination	11,499,991	11.50
Exercised	(7,177,885)	11.50
Balances as of January 2, 2022	4,322,106	$11.50
For the fiscal year 2021, 7,177,885 Public Warrants were exercised with the gross proceeds of $82.5 million, of which the Company received payments of $77.2 million and the remaining $5.3 million of other receivable was included in prepaid and other current assets on the Consolidated Balance Sheet as of January 2, 2022.
During the period from January 3, 2022 through January 7, 2022, there were 4,126,466 shares of the Public Warrants exercised with gross proceeds of $47.5 million. As of January 7, 2022 after 5:00 pm New York City time, the remaining 195,640 shares of the Public Warrants were unexercised, which then were voided and were no longer exercisable. Pursuant to the warrant agreement, the holders of the Public Warrants were entitled to receive $0.01 per warrant from the Company. In addition, the Public Warrants were delisted and were no longer available for trading in The Nasdaq Global Select Market on January 7, 2022 after close of market.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 19, 2022, the Company received net proceeds of $52.8 million from the warrant exercises, which included the $5.3 million of other receivable in Prepaid and other current assets on the Consolidated Balance Sheet as of January 2, 2022. As of January 1, 2023, there were no Public Warrants outstanding.
Private Placement Warrants
The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of the Sponsor in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of January 1, 2023, the Company had 6,000,000 Private Placement Warrants outstanding. See Note 4 “Fair Value Measurement” for more information.
The Private Placement Warrants are identical to the Public Warrants underlying the units except that such Private Placement Warrants will be exercisable on a cashless basis, at the holder’s option, and will not be redeemable by the Company, in each case so long as they are still held by the initial purchasers or their affiliates. The Private Placement Warrants purchased by the Sponsor will not be exercisable more than five years from the effective date of the RSVAC IPO registration statement, in accordance with FINRA Rule 5110(f)(2)(G)(i), as long as Rodgers Capital, LLC or any of its related persons beneficially own these Private Placement Warrants. On September 8, 2021, the Sponsor made an in-kind distribution of the Private Placement Warrants to certain members of Rodgers Capital LLC.
As of January 1, 2023, the remaining contractual term for the outstanding Private Placement Warrants to purchase the Company’s common stock is approximately 3.5 years.
Note 13. Net Loss per Share
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
In connection with the Business Combination, shares of the Company’s common stock and all potentially dilutive securities for the prior periods were retroactively adjusted based on the exchange ratio established in the Business Combination. Please refer to Note 3 “Business Combination” for more information.
The following table shows the computation of the Company’s basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders - basic	$(51,622)	$(125,874)	$(39,650)
Decrease in fair value of Private Placement Warrants	(75,180)	—	—
Net loss attributable to common stockholders - diluted	$(126,802)	$(125,874)	$(39,650)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic	152,918,287	117,218,893	80,367,324
Dilutive effect of Private Placement Warrants	1,231,080	—	—
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	154,149,367	117,218,893	80,367,324

Net loss per share of common stock:
Basic	$(0.34)	$(1.07)	$(0.49)
Diluted	$(0.82)	$(1.07)	$(0.49)
As the Company reported net loss for the periods presented above, these potentially dilutive securities were anti-dilutive and were excluded in the computation of diluted net loss per share. The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they were anti-dilutive for the periods presented above.

	Fiscal Years
	2022	2021	2020
Stock options outstanding	5,034,282	5,753,005	1,428,980
Restricted stock units and performance restricted stock units outstanding	7,371,158	535,449	—
Private Placement Warrants outstanding	—	6,000,000	—
Public Warrants outstanding	—	4,322,106	—
Employee stock purchase plan estimated shares	349,988	47,379	—
Note 14. Stock-based Compensation
Equity Incentive Plans
As of January 1, 2023, the Company's equity compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
2021 Equity Incentive Plan
The 2021 Plan was approved by the Company's stockholders in July 2021. The 2021 Plan is intended as the successor to and continuation of the 2016 Equity Incentive Plan (the “2016 Plan”). Under the 2021 Plan, employees, directors and consultants of the Company (“Participants”), are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”), collectively referred to as “Stock Awards”. Incentive stock and non-statutory stock options are collectively referred to as “Option(s).”

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the 2021 Plan, 16,850,000 shares of common stock were reserved for future issuance. The number of shares reserved for issuance under the 2021 Plan will automatically increase on January 1st each year, starting on January 1, 2022 and continuing through January 1, 2031, by the lesser of (a) 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the immediately preceding fiscal year or (b) a lesser number determined by the Company’s board of directors prior to the applicable January 1st.
2016 Equity Incentive Plan
The 2016 Plan was terminated when 2021 Plan became effective in July 2021. The 2016 Plan was originally adopted by its board of directors on April 6, 2016 and was most recently amended by its board of directors on December 17, 2020. The 2016 Plan is intended as the successor to and continuation of the Company’s 2006 Equity Incentive Plan.
2021 Employee Stock Purchase Plan
The 2021 ESPP was adopted by the Company's board of directors in June 2021 and approved by the Company's stockholders in July 2021. Under the 2021 ESPP, 5,625,000 shares of common stock were reserved for future issuance. The number of shares reserved for issuance under the 2021 ESPP will automatically increase on January 1st each year, starting on January 1, 2022 and continuing through January 1, 2031, by the lesser of (a) 1% of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, (b) 2,000,000 shares of the Registrant’s common stock or (c) a lesser number determined by the Company’s board of directors.
The 2021 ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through periodic payroll deductions of up to 15% of base compensation, subject to individual purchase limits in any single purchase date or in one calendar year. The 2021 ESPP provides 18-month offering periods with three 6-month purchase periods. A new 18-month offering period will commence every six months thereafter. The purchase price for the Company’s common stock under the ESPP is 85% of the lower of the fair market value of the shares at (1) on the offering period or (2) on the purchase date.
Common stock
The following table shows the shares of common stock that had been reserved for future issuance as of January 1, 2023.

Exercise of outstanding common stock options	5,034,282
Options, RSUs and PRSUs available for future grants	22,972,236
Outstanding RSUs and PRSUs for future vesting	7,371,158
Common stock employee purchase plan available for future offerings	8,493,050
43,870,726
Stock-Based Compensation
The Company generally issues equity awards to employees and non-employees in the form of stock options and RSUs. Additionally, the Company also offers the 2021 ESPP to its eligible employees. In the second quarter of 2022, the Company began to grant PRSUs subject to performance and service vesting conditions. The Company uses Black-Scholes option pricing model to value its stock options granted and the estimated shares to be purchased under the ESPP. For both RSUs and PRSUs, the Company uses its common stock price, which is the last reported sales price on the grant date to value those securities.
In general, the Company recognizes its stock-based compensation expense on a straight-line basis over the requisite service period and records forfeitures as they occur. For PRSUs, the Company uses the graded vesting method to calculate the stock-based compensation expense. At each reporting period, the Company would recognize and adjust the stock-based compensation expense based on its probability assessment in meeting its PRSUs' performance conditions.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Consolidated Statements of Operations and Comprehensive Loss for the periods presented below (in thousands).

	Fiscal Years
	2022	2021	2020
Cost of revenue	$2,071	$274	$102
Research and development	12,720	6,175	485
Selling, general and administrative	15,576	4,262	79
Total stock-based compensation expense	$30,367	$10,711	$666
For the fiscal year 2022, the Company capitalized $1.8 million of stock-based compensation as property and equipment, net in the Consolidated Balance Sheet. For the fiscal year 2021, the Company capitalized an immaterial amount of stock-based compensation as deferred contract costs, inventory and property and equipment, net in the Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, the Company accrued $1.5 million of bonus to be settled in equity awards as accrued compensation on the Consolidated Balance Sheet as of January 1, 2023.
As of January 1, 2023, there was approximately $104.1 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.8 years. As of January 1, 2023, there was approximately $1.1 million of total unrecognized stock-based compensation related to the 2021 ESPP, which is expected to be recognized over the remaining period of 1.4 years.
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
The following table summarizes stock option activities for the fiscal year January 1, 2023 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 2, 2022	5,753,005	$8.88
Granted	56,190	14.56
Exercised	(381,497)	6.24		$4,258
Forfeited	(393,416)	9.79
Balances as of January 1, 2023	5,034,282	$9.07	8.2	$18,486
Vested and expected to vest at January 1, 2023	7,959,820	$5.76	8.1	$54,695
Vested and exercisable at January 1, 2023	1,616,203	$8.32	8.0	$7,206
Unvested and exercisable at January 1, 2023	3,197,163	$8.92	8.3	$11,249

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of January 1, 2023 represents the value of the Company’s closing stock price at $12.44 on January 1, 2023 in excess of the exercise price multiplied by the number of options outstanding.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock options with the following assumptions for the fiscal years 2022, 2021 and 2020.

	Fiscal Years
	2022	2021	2020
Risk-free interest rate	2.1% - 4.2%	0.5% - 1.3%	0.5%
Expected term (years)	5.0 - 6.0	5.0 - 6.9	6.0
Dividend yield	—%	—%	—%
Expected volatility	67.6% - 70.1%	48.1% - 49.8%	37.8%
The estimated weighted-average grant date fair value of stock options granted to employees during the fiscal years 2022, 2021 and 2020 were $8.84, $4.43 and $0.59 per share, respectively. The fair value of stock options that vested during the fiscal years 2022, 2021 and 2020 were $12.4 million, $6.6 million and $0.3 million, respectively.
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
As of January 1, 2023 and January 2, 2022, 2,925,538 and 5,086,572 shares, respectively, remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of January 1, 2023 and January 2, 2022 were $0.2 million and $0.3 million, respectively. The early exercised stock options liability was recorded in other current and non-current liabilities in the Consolidated Balance Sheets.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
Since September 2021, the Company primarily grants RSUs to its employees and non-employee directors. The Company generally grants RSUs with service vesting condition over four or five years. In addition, in the fiscal year 2022, the Company began to grant PRSUs to certain employees with both performance and service vesting conditions over two years. Each RSU or PRSU is not considered issued and outstanding and does not have voting rights until it is converted into one share of the Company’s common stock upon vesting.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes RSUs and PRSUs activities for the fiscal year January 1, 2023 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 2, 2022	535,449	$23.38	—	$—
Granted	6,497,482	13.65	1,500,845	13.41
Vested	(669,918)	15.40	—	—
Forfeited	(452,916)	16.64	(39,784)	13.41
Issued and unvested shares outstanding as of January 1, 2023	5,910,097	$14.11	1,461,061	$13.41
The total fair value of RSUs vested during the fiscal years 2022 and 2021 were $10.3 million and $1.8 million, respectively.
During fiscal year 2022, the Company began to withhold shares with value equivalent to the employees' obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The number of shares withheld was determined by the Company's closing share price on the vesting of its common stock. For fiscal year 2022, the total number of shares withheld were 48,739 and total amounts paid for the employees' tax obligation to taxing authorities were $0.6 million related to the shares withheld upon vesting of the RSUs. These transactions were reflected as financing activities within the Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan Activity
The 2021 ESPP was approved by the stockholders on July 12, 2021. The first offering of the 2021 ESPP was in November 2021 and the first purchase was in May 2022. During the fiscal year 2022, 229,249 common stock shares were purchased under the 2021 ESPP with the weighted-average purchase price per share of $8.29 and the weighted average grant-date fair value per share of $11.22.
The Company uses the Black-Scholes option-pricing model to determine the fair value of estimated shares under the 2021 ESPP with the following assumptions for the fiscal years 2022 and 2021.

	Fiscal Years
	2022	2021
Risk-free interest rate	0.1% - 4.8%	0.1%
Expected term (years)	0.5 - 1.5	0.5
Dividend yield	—%	—%
Expected volatility	62.3% - 123.2%	71.5%
Note 15. 401(k) Savings Plan
The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan allows participants to defer a portion of their annual compensation on a pre-tax basis. Additionally, the Company provides a 3% employer contribution. The Company’s employer contributions were $1.3 million, $0.5 million and $0.1 million for the fiscal years 2022, 2021 and 2020, respectively.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Income Tax
Net loss before income taxes was attributable to the following geographic locations for the fiscal years 2022, 2021 and 2020 (in thousands).

	Fiscal Years
	2022	2021	2020
United States	$(51,496)	$(125,797)	$(39,637)
Foreign	(126)	(77)	(13)
Net loss before income taxes	$(51,622)	$(125,874)	$(39,650)
During the fiscal years 2022, 2021 and 2020, there was no provision for income taxes recorded as the Company generated net operating losses and a full valuation allowance was recorded against all U.S. federal and state net deferred tax assets. The following table shows the differences between the effective tax rate and the U.S. federal statutory tax rate for the fiscal years 2022, 2021 and 2020.

	Fiscal Years
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	16.2%	3.7%	4.3%
Change in fair value of convertible promissory notes	—%	—%	(1.3%)
Non-deductible convertible preferred stock warrant expense	30.6%	(9.4%)	(8.1%)
Federal tax credits	(1.7%)	0.3%	0.5%
Share-based compensation	(3.5%)	(0.8%)	(0.3%)
Extinguishment of PPP Loan	—%	—%	0.9%
Impact of changes in valuation allowance	(62.4%)	(14.6%)	(16.9%)
Other	(0.2%)	(0.2%)	(0.1%)
Effective tax rate	—%	—%	—%

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of deferred tax assets (liabilities) as of January 1, 2023 and January 2, 2022.

	January 1, 2023	January 2, 2022
Gross deferred tax assets:
Lease liabilities	$2,479	$2,687
Deferred revenue	1,056	2,201
Share-based compensation	4,455	1,769
Capitalized research and experimental expenses	11,891	—
Federal and state credit carryovers	3,926	4,604
Federal and state net operating losses	82,113	63,522
Transaction costs	1,502	1,656
Depreciation and amortization	1,347	250
Total gross deferred tax assets	108,769	76,689
Valuation allowance	(107,053)	(74,823)
Total deferred tax assets, net of valuation allowance	1,716	1,866
Deferred tax liabilities:
Right-of-use asset	(1,716)	(1,866)
Total deferred tax liabilities	(1,716)	(1,866)
Net deferred tax assets	$—	$—
As of January 1, 2023, the Company had $334.4 million of state and $279.8 million of federal loss carryovers that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were $29.5 million for state before federal effect, and $58.8 million for federal as of January 1, 2023. The Company also had $4.8 million of state research and development (“R&D”) tax credit carryovers and $4.1 million of federal R&D tax credit carryovers as of January 1, 2023.
The state losses expire between 2028 and 2042. Approximately $127.9 million of the federal losses expire between 2026 and 2037 and the remainder do not expire. The federal credit carryovers expire between 2027 and 2042. The state credit carryovers do not expire. Utilization of net operating losses and tax credit carryforwards are subject to certain limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, due to historical changes in the Company’s ownership, as defined in current income tax regulations. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.
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
As of January 1, 2023, the Company recognized a full valuation allowance against its U.S. federal and state net deferred tax assets, including operating loss carryovers and credit carryovers. The Company evaluated the realizability of its net deferred tax assets based on all available evidence, both positive and negative, which existed as of January 1, 2023. The Company’s conclusion to maintain a full valuation allowance against its net deferred tax assets was based upon the assessment of its ability to generate sufficient future taxable income in future periods.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activities related to unrecognized tax benefits for the fiscal years 2022, 2021 and 2020.

	Fiscal Years
	2022	2021	2020
Balance at beginning of fiscal year	$5,048	$4,368	$3,974
Increases related to current year tax positions	549	537	394
Increases related to the prior year tax positions	12	143	—
Decreases related to prior year tax positions	(1,181)	—	—
Balance at end of fiscal year	$4,428	$5,048	$4,368
As of January 1, 2023 and January 2, 2022, none of the amounts of unrecognized tax benefits would favorably affect the effective income tax rate in future periods if recognized, since the tax benefits would increase a deferred tax asset that is currently offset by a full valuation allowance.
As of January 1, 2023, the Company has not identified any unrecognized that benefits where it is reasonably possible that it will recognize a decrease within the next 12 months. If the Company does recognize such a decrease, the net impact on the Consolidated Statement of Operations and Comprehensive Loss would not be material.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statement of Operations and Comprehensive Loss. For the fiscal years 2022, 2021 and 2020, no interest expense was recognized relating to income tax liabilities. There were no accrued interest or penalties related to income tax liabilities as of January 1, 2023 and January 2, 2022.
The Company files income tax returns in the U.S. federal jurisdiction and in the California and Florida state jurisdiction. In the normal course of business, the Company is subject to examination by taxing authorities in the U.S. The Company is not currently under examination by any taxing authority.
Note 17. Related Party
Founder Shares
On September 24, 2020, RSVAC issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) to the Sponsor, Rodgers Capital LLC, for an aggregate purchase price of $25,000 in cash. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Company’s common stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. On September 8, 2021, the Sponsor made an in-kind distribution of a portion of its Founder Shares to certain members of Rodgers Capital LLC. On November 3, 2022, the Sponsor made an in-kind distribution of a portion of its Founder Shares to certain members of Rodgers Capital LLC, following which the Sponsor held no Founder Shares.
Related Party Loans
On May 24, 2021, the Company issued to a member of the board of directors a secured promissory note (the “Secured Promissory Note”) with an aggregate principal balance of $15.0 million and an interest at a rate of 7.5% per annum, payable monthly and on the maturity date. On July 14, 2021, the Company repaid all amounts outstanding under the Secured Promissory Note, which totaled $15.2 million in principal and interest. In the connection with the note repayment, the Company incurred $0.1 million of loss on early debt extinguishment related to the write-off of unamortized debt issuance costs in the third quarter of 2021. The Company paid $0.2 million of interest for the fiscal year 2021. As of January 1, 2023 and January 2, 2022, the Company had no outstanding debt. See Note 9 “Debt” for more detailed discussion.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employment Relationship
As of January 1, 2023, the Company employed two family members of the Company’s former Chief Executive Officer, who perform engineering work in the Fremont facility.
Note 18. Subsequent Events
Entity Merger
Enovix Corporation owns all of the outstanding shares of the capital stock of Enovix Operations Inc., a subsidiary, which was incorporated in November 2006. In January 2023, Enovix Operation Inc. was merged into Envoix Corporation.
Departures of Principal Executive Officer and Named Executive Officers
In January 2023, Harrold Rust, President and Chief Executive Officer and Director, retired from the Company. In February 2023, Ashok Lahiri retired as Chief Technology Officer of the Company and Cameron Dales resigned as General Manager and Chief Commercial Officer of the Company. Mr. Lahiri continues to provide services to the Company by leading its technical advisory board in addition to other advisory and support roles.
Pursuant to their separation agreements and the hiring of the new Chief Executive Officer and Director, the Company has incurred certain costs, which primarily consist of severance, benefit-related expenses, stock-based compensation expenses in connection with the acceleration of vesting equity awards and recruiting fees.
Securities Class Action Compliant
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to the Company’s manufacturing scaleup. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company’s common stock between February 22, 2021 and January 3, 2023. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder.

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
Marcum’s report of independent registered public accounting firm dated March 8, 2021, except for the effects of the restatement discussed in Note 2 to the financial statements in Amendment No. 3 to Registration Statement on Form S-4, dated June 21, 2021, filed by RSVAC with the SEC and the subsequent event discussed in Note 11B to the financial statements in Amendment No. 3 to Registration Statement on Form S-4, dated June 21, 2021, filed by RSVAC with the SEC, as to which the date is May 4, 2021, on the RSVAC Balance Sheet as of December 31, 2020, the related Statement of Operations and Comprehensive Loss, Statement of Changes in Stockholders’ Equity and Statement of Cash Flows for the period from September 23, 2020 (RSVAC’s inception) through December 31, 2020 and the related notes to the financial statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainties, audit scope or accounting principles.
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
In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of January 1, 2023. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2023 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of January 1, 2023, our internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 1, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the captions “Proposal No. 1 - Election of Directors,” “Information Regarding Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended January 1, 2023 and is incorporated herein by reference.
Code of Conduct
We have a written code of business conduct and ethics (referred to as “Code of Conduct”) that applies to all executive officers, directors and employees. Our Code of Conduct is available on our website at https://ir.enovix.com/corporate-governance/governance-highlights. If we grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will disclose it on our website.
Item 11. Executive Compensation
The information required by this item will be included under the captions “Director Compensation” and “Executive Compensation” in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationship and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following are filed with this Annual Report on Form 10-K:
1.Financial Statements: See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules: All financial statement schedules have been omitted because they are not required, not applicable or the required information is otherwise included.
3.Exhibits: The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated February 22, 2021	8-K	001-39753	2.1	February 22, 2021
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Specimen Common Stock Certificate	S-4/A	333-253976	4.5	June 21, 2021
4.2	Specimen Warrant Certificate	S-1/A	333-250042	4.3	November 25, 2020
4.3	Warrant Agreement, dated July 13, 2021, by and between Computershare Inc. and Enovix Corporation	8-K	001-39753	4.3	July 19, 2021
4.4	Description of Securities	10-K	001-39753	4.4	March 25, 2022
10.1#	2021 Equity Incentive Plan	8-K	001-39753	10.2	July 19, 2021
10.2#	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.11	May 10, 2021
10.3#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.12	May 10, 2021
10.4#+	Long-Term Incentive Plan under the 2021 Equity Incentive Plan					X
10.5#	Forms of Restricted Stock Unit Grant Notice for Long-Term Incentive Plan Award and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-39753	10.1	August 16, 2022
10.6#	2021 Employee Stock Purchase Plan	8-K	001-39753	10.5	July 19, 2021
10.7#	Enovix Corporation 2006 Equity Incentive Plan	S-4/A	333-253976	10.6	May 10, 2021
10.8#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2006 Stock Plan	S-4/A	333-253976	10.7	May 10, 2021
10.9#	Enovix Corporation 2016 Equity Incentive Plan	S-4/A	333-253976	10.8	May 10, 2021

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
10.10#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2016 Equity Incentive Plan	S-4/A	333-253976	10.9	May 10, 2021
10.11	Amended and Restated Registration Rights Agreement, dated July 14, 2021, by and among Enovix Corporation and certain other stockholders of Enovix Corporation party thereto	8-K	001-39753	10.10	July 19, 2021
10.12	Letter Agreement, dated December 1, 2020, by and among Enovix Corporation and its officers, directors and Initial Stockholders	8-K	001-39753	10.1	December 7, 2020
10.13	Amendment to Letter Agreement, dated July 14, 2021 by and among Enovix Corporation and its officers, directors and Initial Stockholders	8-K	001-39753	10.12	July 19, 2021
10.14†	Office Lease by and between M West Propco XX, LLC and Enovix Corporation	S-4/A	333-253976	10.21	May 10, 2021
10.15†	Amendment No. 1 to Office Lease	S-4/A	333-253976	10.22	May 10, 2021
10.16†	Amendment No. 2 to Office Lease	S-4/A	333-253976	10.23	May 10, 2021
10.17	Form of Lock-Up Agreement	8-K	001-39753	10.5	February 22, 2021
10.18	Form of Stockholder Lock-Up Agreement	8-K	001-39753	10.6	February 22, 2021
10.19	Form of Additional Lock-Up Agreement	8-K	001-39753	10.7	February 22, 2021
10.20#	Form of Indemnification Agreement	8-K	001-39753	10.19	July 19, 2021
10.21#	Amended and Restated Employment Agreement, dated May 28, 2021, by and between Enovix Corporation and Harrold Rust	8-K	001-39753	10.20	July 19, 2021
10.22#	Amended and Restated Employment Agreement, dated June 17, 2021, by and between Enovix Corporation and Gardner Cameron Dales	8-K	001-39753	10.21	July 19, 2021
10.23#	Amended and Restated Employment Agreement, dated June 11, 2021, by and between Enovix Corporation and Ashok Lahiri	8-K	001-39753	10.22	July 19, 2021
10.24#	Amended and Restated Employment Agreement, dated May 28, 2021, by and between Enovix Corporation and Steffen Pietzke	8-K	001-39753	10.23	July 19, 2021
10.25#	Amended and Restated Employment Agreement, dated June 11, 2021, by and between Enovix Corporation and Edward Hejlek	8-K	001-39753	10.24	July 19, 2021

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
10.26#	Separation Agreement, dated January 13, 2023, by and between Enovix Corporation and Harrold Rust					X
10.27#	Separation Agreement, dated January 20, 2023, by and between Enovix Corporation and Gardner Cameron Dales					X
10.28#	Separation Agreement, dated January 17, 2023, by and between Enovix Corporation and Ashok Lahiri					X
10.29#	Employment Agreement, dated December 23, by and between Enovix Corporation and Raj Talluri					X
10.30#	Employment Agreement, dated November 9, 2022, by and between Enovix Corporation and Ajay Marathe					X
10.31#	Amended and Restated Employment Agreement, dated January 20, 2023, by and between Enovix Corporation and Ralph Schmitt					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
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
X
101.INS	Inline XBRL Instance Document					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
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

Dated: March 1, 2023	Enovix Corporation

	By:	/s/ Raj Talluri
Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Steffen Pietzke, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	Raj Talluri	President and Chief Executive Officer and Director	March 1, 2023
	Raj Talluri	(Principal Executive Officer)

/s/	Steffen Pietzke	Chief Financial Officer	March 1, 2023
	Steffen Pietzke	(Principal Financial Officer and Principal Accounting Officer)

/s/	Thurman J. “T.J.” Rodgers	Chairman of the Board of Directors	March 1, 2023
Thurman J. “T.J.” Rodgers

/s/	Betsy Atkins	Director	March 1, 2023
Betsy Atkins

/s/	Pegah Ebrahimi	Director	March 1, 2023
Pegah Ebrahimi

/s/	Emmanuel T. Hernandez	Director	March 1, 2023
Emmanuel T. Hernandez

/s/	Gregory Reichow	Director	March 1, 2023
Gregory Reichow