Form 10-Q
period 2023-04-02
Enovix Corp
filed 2023-05-05
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, 158,160,110 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
•placement of equipment orders for our next-generation manufacturing lines, the speed of and space requirements for our next-generation manufacturing lines relative to our existing lines at Fab 1 in Fremont;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	April 2, 2023	January 1, 2023
Assets
Current assets:
Cash and cash equivalents	$293,751	$322,851
Accounts receivable, net	21	170
Inventory	815	634
Deferred contract costs	800	800
Prepaid expenses and other current assets	5,857	5,193
Total current assets	301,244	329,648
Property and equipment, net	102,275	103,868
Operating lease, right-of-use assets	6,205	6,133
Other assets, non-current	881	937
Total assets	$410,605	$440,586
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,751	$7,077
Accrued expenses	8,685	7,089
Accrued compensation	10,400	8,097
Deferred revenue	350	50
Other liabilities	916	716
Total current liabilities	25,102	23,029
Warrant liability	61,920	49,080
Operating lease liabilities, non-current	8,010	8,234
Deferred revenue, non-current	3,424	3,724
Other liabilities, non-current	38	92
Total liabilities	98,494	84,159
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 158,089,463 and 157,461,802 as of April 2, 2023 and January 1, 2023, respectively	16	15
Preferred stock, $0.0001 par value; authorized shares of 10,000,000; no shares issued or outstanding as of April 2, 2023 and January 1, 2023, respectively	—	—
Additional paid-in-capital	770,472	741,186
Accumulated deficit	(458,377)	(384,774)
Total stockholders’ equity	312,111	356,427
Total liabilities and stockholders’ equity	$410,605	$440,586
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended
	April 2, 2023	April 3, 2022
Revenue	$21	$—
Cost of revenue	12,248	515
Gross margin	(12,227)	(515)
Operating expenses:
Research and development	23,749	12,731
Selling, general and administrative	27,274	11,869
Total operating expenses	51,023	24,600
Loss from operations	(63,250)	(25,115)
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	(12,840)	67,800
Interest income, net	2,466	24
Other income (expense), net	21	(2)
Total other income (expense), net	(10,353)	67,822
Net income (loss) and comprehensive income (loss)	$(73,603)	$42,707

Net income (loss) per share, basic	$(0.47)	$0.28
Weighted average number of common shares outstanding, basic	155,626,977	151,648,439
Net loss per share, diluted	$(0.47)	$(0.16)
Weighted average number of common shares outstanding, diluted	155,626,977	153,338,462
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2023	157,461,802	$15	$741,186	$(384,774)	$356,427
Issuance of common stock upon exercise of stock options	86,654	—	328	—	328
Early exercised stock options vested	—	1	82	—	83
RSUs vested, net of shares withheld for taxes	679,606	—	(777)	—	(777)
Repurchase of unvested restricted common stock	(138,599)	—	—	—	—
Stock-based compensation	—	—	29,653	—	29,653
Net loss	—	—	—	(73,603)	(73,603)
Balance as of April 2, 2023	158,089,463	$16	$770,472	$(458,377)	$312,111

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2022	152,272,287	$15	$659,254	$(333,152)	$326,117
Issuance of common stock upon exercise of stock options	91,910	—	200	—	200
Issuance of common stock upon exercise of common stock warrants	4,126,466	—	47,452	—	47,452
Early exercised stock option vested	—	—	42	—	42
RSUs vested	34,941	—	—	—	—
Repurchase of unvested restricted common stock	(105,886)	—	—	—	—
Stock-based compensation	—	—	4,536	—	4,536
Net income	—	—	—	42,707	42,707
Balance as of April 3, 2022	156,419,718	$15	$711,484	$(290,445)	$421,054
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarters Ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net income (loss)	$(73,603)	$42,707
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	3,455	314
Amortization of right-of-use assets	143	134
Stock-based compensation	29,157	5,238
Changes in fair value of convertible preferred stock warrants and common stock warrants	12,840	(67,800)
Changes in operating assets and liabilities:
Accounts receivable	149	—
Inventory	(181)	—
Prepaid expenses and other assets	364	(51)
Deferred contract costs	—	8
Accounts payable	(1,792)	(959)
Accrued expenses and compensation	3,858	555
Other liabilities	(1)	165
Net cash used in operating activities	(25,611)	(19,689)
Cash flows from investing activities:
Purchase of property and equipment	(3,032)	(10,451)
Net cash used in investing activities	(3,032)	(10,451)
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net	—	52,828
Payroll tax payments for shares withheld upon vesting of RSUs	(777)	—
Proceeds from the exercise of stock options	329	200
Repurchase of unvested restricted common stock	(9)	(3)
Net cash provided by (used in) financing activities	(457)	53,025
Change in cash, cash equivalents, and restricted cash	(29,100)	22,885
Cash and cash equivalents and restricted cash, beginning of period	322,976	385,418
Cash and cash equivalents, and restricted cash, end of period	$293,876	$408,303

Supplemental cash flow data (Non-cash):
Purchase of property and equipment included in liabilities	4,740	1,510
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)
The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets:

	Quarters Ended
	April 2, 2023	April 3, 2022
Cash and cash equivalents	$293,751	$408,178
Restricted cash included in prepaid expenses and other current assets	125	125
Total cash, cash equivalents, and restricted cash	$293,876	$408,303
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
Enovix Corporation (“Enovix” or the “Company”) was incorporated in Delaware in 2006. The Company designs, develops, manufactures and commercializes next generation Lithium-ion, or Li-ion, battery cells that significantly increase the amount of energy density and storage capacity relative to conventional battery cells. Our batteries’ mechanical design, or “architecture,” allows us to use high performance chemistries while enabling safety and charge time advantages. The Company is headquartered in Fremont, California.
Prior to the second quarter of 2022, the Company was focused on the development and commercialization of its silicon-anode lithium-ion batteries. Beginning in the second quarter of 2022, the Company commenced its planned principal operations of commercial manufacturing and began its production of silicon-anode lithium-ion batteries or battery pack products, as well as generating product revenue in addition to service revenue from its engineering service contracts for the development of silicon-anode lithium-ion battery technology.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company did not have any other comprehensive income or loss for the periods presented. Accordingly, net income (loss) and comprehensive income (loss) are the same for the periods presented. Additionally, the Company did not have any income tax expenses for the periods presented.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception through April 2, 2023 and expects to incur operating losses for the foreseeable future. As of April 2, 2023, the Company had a working capital of $276.1 million and an accumulated deficit of $458.4 million. In April 2023, we closed a $172.5 million convertible debenture to fund the Company’s second generation (“Gen 2”) production line (“Gen 2 Autoline”) 2, 3 and 4 in a second manufacturing facility (“Fab 2”) building in Malaysia. For the convertible debenture, please refer to Note 12 “Subsequent Events” for more details.
Based on the anticipated spending, the Company currently expects that its cash will be sufficient to meet its funding requirements over the next twelve months. Going forward, the Company may require additional financing for its future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of April 2, 2023, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Changes in Shareholders’ equity and the Condensed Consolidated Statements of Cash Flows for the fiscal quarters ended April 2, 2023 and April 3, 2022 are unaudited. These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ equity and cash flows for the periods presented above. The results of operations for the fiscal quarter ended April 2, 2023 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
January 1, 2023 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in the Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities, and estimates to fair value common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. In the preparation of our condensed consolidated financial statements, the Company has considered potential impacts of the COVID-19 pandemic on its critical and significant accounting estimates. There was no significant impact to its condensed consolidated financial statements. The Company will continue to evaluate the nature and extent of the potential impacts to its business and its condensed consolidated financial statements.
Summary of Significant Accounting Policies
There has been no update to the significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended January 1, 2023 included in the Annual Report.
Note 3. Fair Value Measurement
The fair value of the Company’s financial assets and liabilities are determined in accordance with the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, issued by the Financial Accounting Standards Board. The fair value hierarchy of ASC 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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
The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and the warrant liabilities. Cash and cash equivalents are reported at their respective fair values on the Company's Condensed Consolidated Balance Sheets. The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of April 2, 2023 and January 1, 2023 (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of April 2, 2023
Liabilities:
Private Placement Warrants	$—	$—	$61,920	$61,920

As of January 1, 2023
Assets:
Money Market Funds	$319,946	$—	$—	$319,946
Liabilities:
Private Placement Warrants	$—	$—	$49,080	$49,080
The Company’s liabilities are measured at fair value on a non-recurring basis, including 6,000,000 warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. As of April 2, 2023, the fair value of the Private Placement Warrants was $10.32 per share with an exercise price of $11.50 per share. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of January 1, 2023	$49,080
Change in fair value	12,840
Fair value as of April 2, 2023	$61,920

Private Placement Warrants
Fair value as of January 2, 2022	$124,260
Change in fair value	(67,800)
Fair value as of April 3, 2022	$56,460
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of April 2, 2023	Private Placement Warrants Outstanding as of January 1, 2023
Expected term (in years)	3.3	3.5
Expected volatility	97.5%	92.5%
Risk-free interest rate	3.8%	4.2%
Expected dividend rate	0.0%	0.0%

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of April 2, 2023 and January 1, 2023, consisted of the following (in thousands).

	April 2, 2023	January 1, 2023
Machinery and equipment	$64,588	$55,694
Office equipment and software	1,739	1,586
Furniture and fixtures	829	771
Leasehold improvements	25,357	24,565
Construction in process	25,233	33,268
Total property and equipment	117,746	115,884
Less: accumulated depreciation	(15,471)	(12,016)
Property and equipment, net	$102,275	$103,868
The following table summarizes the depreciation and amortization expenses related to property and equipment, which are recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations (in thousands).

	Quarters Ended
	April 2, 2023	April 3, 2022
Depreciation expense	$3,455	$314
Note 5. Inventory
Inventory consists of the following components (in thousands).

	April 2, 2023	January 1, 2023
Raw materials	$702	$481
Work-in-process	70	106
Finished goods	43	47
Total inventory	$815	$634
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
The components of lease costs were as follows (in thousands):

	Quarters Ended
	April 2, 2023	April 3, 2022
Operating lease cost	$411	$420

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental lease information:

	As of
Operating leases	April 2, 2023	January 1, 2023
Weighted-average remaining lease term	7.4 years	7.7 years
Weighted-average discount rate	6.8%	6.8%
Supplemental cash flow information related to leases are as follows (in thousands):

	Quarters Ended
	April 2, 2023	April 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$346	$336
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of April 2, 2023 (in thousands).

Operating lease
2023 (remaining nine months)	$1,059
2024	1,449
2025	1,492
2026	1,491
2027	1,513
Thereafter	4,262
Total	11,266
Less: imputed interest	(2,396)
Present value of lease liabilities	$8,870
Note 7. Commitments and Contingencies
Purchase Commitments
As of April 2, 2023 and January 1, 2023, the Company’s commitments included approximately $81.9 million and $22.7 million, respectively, of the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 6 “Leases” for more details.
Performance Obligations
As of April 2, 2023, the Company had $3.8 million of performance obligations, which comprised of total deferred revenue and customer order deposits. The Company currently expects to recognize approximately 9% of deferred revenue as revenue within the next twelve months.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Litigation
From time to time, the Company is involved in a variety of claims, lawsuits, investigations, and proceedings relating to securities laws, product liability, intellectual property, commercial, insurance, contract disputes, employment, and other matters. Certain of these lawsuits and claims are described in further detail below. The Company intends to defend vigorously against all of the following allegations.
A liability and related charge to earnings are recorded in the condensed consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. The outcomes of outstanding legal matters are inherently unpredictable and subject to uncertainties. While there can be no assurance of favorable outcome of these legal matters, we currently believe that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial position.

Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. In September 2022, the Company began the mediation process. Based on the current knowledge of the legal proceeding, an estimate of possible loss liability has been recorded on the Condensed Consolidated Balance Sheet as of April 2, 2023.
Kody Walker v. Enovix Corporation, 23CV028923. Superior Court of California, Alameda County
On March 8, 2023, a former employee filed a putative class action lawsuit against Enovix in the Superior Court of California, County of Alameda (the “Walker Complaint”). The Walker Complaint alleges, among other things, on a putative class-wide basis, that the Company failed to pay minimum wages, overtime and sick time wages, failed to reimburse employees for required expenses, failed to provide meal and rest periods and issued inaccurate wage statement under the California Labor Code and applicable Wage Orders. The Walker Complaint asserts on an individual basis that Walker was constructively discharged. The plaintiff seeks unpaid wages, statutory penalties and interest and reasonable costs and attorney fees.
Securities Class Action Compliant
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to the Company’s manufacturing scaleup. The complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company’s common stock between February 22, 2021 and January 3, 2023. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. The Company believes the fair

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities relating to these obligations for the period presented.
Note 8. Warrants
Common Stock Warrants
On July 14, 2021, Enovix Corporation, a Delaware Corporation, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC, consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Business Combination”). In connection with the Business Combination in July 2021, the Company assumed 17,500,000 common stock warrants outstanding, which consisted of 11,500,000 warrants held by third-party investors (the “Public Warrants”) and 6,000,000 Private Placement Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability. In 2022, the Public Warrants were either exercised or redeemed. As of April 2, 2023 and January 1, 2023, there were no Public Warrants outstanding.
Private Placement Warrants
The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of the Sponsor in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of April 2, 2023 and January 1, 2023, the Company had 6,000,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information.
Note 9. Net Income (Loss) per Share
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Quarters Ended
	April 2, 2023	April 3, 2022
Numerator:
Net income (loss) attributable to common stockholders - basic	$(73,603)	$42,707
Decrease in fair value of Private Placement Warrants	—	(67,800)
Net loss attributable to common stockholders - diluted	$(73,603)	$(25,093)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic	155,626,977	151,648,439
Dilutive effect of Private Placement Warrants	—	1,690,023
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	155,626,977	153,338,462

Net income (loss) per share of common stock:
Basic	$(0.47)	$0.28
Diluted	$(0.47)	$(0.16)
As the Company reported net loss for the periods presented above, these potentially dilutive securities were anti-dilutive and are excluded in the computation of diluted net loss per share. The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Quarters Ended
	April 2, 2023	April 3, 2022
Stock options outstanding	4,608,824	5,536,905
Restricted stock units and performance restricted stock units outstanding	9,821,622	917,079
Private Placement Warrants outstanding	6,000,000	—
Employee stock purchase plan estimated shares	349,988	78,198

Note 10. Stock-based Compensation
The Company issues equity awards to employees and non-employees in the form of stock options, restricted stock units (“RSUs”) and performance based RSUs (“PRSUs”). Additionally, the Company also offers an employee stock purchase plan (“ESPP”) to its eligible employees. The Company uses Black-Scholes option pricing model to value its stock options granted and the estimated shares to be purchased under the ESPP. For both RSUs and PRSUs, the Company uses its common stock price, which is the last reported sales price on the grant date to value those securities.
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
Stock-based Compensation Expense
The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Condensed Consolidated Statements of Operations for the periods presented below (in thousands).

	Quarters Ended
	April 2, 2023	April 3, 2022
Cost of revenue	$951	$—
Research and development	11,667	2,512
Selling, general and administrative	16,539	2,726
Total stock-based compensation expense	$29,157	$5,238
For the quarter ended April 2, 2023, the Company capitalized $0.6 million of stock-based compensation as property and equipment, net in the Condensed Consolidated Balance Sheet. For the quarter ended April 3, 2022, the Company capitalized an immaterial amount of stock-based compensation as deferred contract costs, inventory and property and equipment, net in the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, the Company accrued $0.1 million of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of April 2, 2023.
As of April 2, 2023, there was approximately $116.8 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.8 years. As of April 2, 2023, there was approximately $0.6 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.1 years.
Equity Award Modification
During the quarter ended April 2, 2023, in connection with the retirement or resignation of several of the Company's management team members, including the Company's former Chief Executive Officer, the Company evaluated the change in employment status in accordance with ASC 718 Compensation - Stock Compensation. The Company concluded that the change in status impacted the vesting conditions as the term of equity award exercise period was extended and certain of the equity awards were accelerated and vested immediately. The Company recognized $21.1 million stock-based compensation expense related to the modifications for the quarter ended April 2, 2023.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarized stock option activities for the fiscal quarter ended April 2, 2023 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 1, 2023	5,034,282	$9.07
Exercised	(86,654)	3.79		$845
Forfeited	(338,804)	9.79
Balances as of April 2, 2023	4,608,824	$9.12	8.0	$27,382

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of April 2, 2023 represents the value of the Company’s closing stock price at $14.91 on April 2, 2023 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
As of April 2, 2023, 1,461,128 shares remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of April 2, 2023 was $0.1 million and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarized RSUs and PRSUs activities for the fiscal quarter ended April 2, 2023 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 1, 2023	5,910,097	$14.11	1,461,061	$13.41
Granted	4,640,958	8.37	—	—
Vested	(606,139)	13.10	(166,716)	13.41
Forfeited	(257,662)	13.16	(1,159,977)	13.41
Issued and unvested shares outstanding as of April 2, 2023	9,687,254	$11.44	134,368	$13.41
Note 11. Related Party
Employment Relationship
The Company employs two family members of the Company’s former Chief Executive Officer, who perform engineering work in the Fremont facility.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12. Subsequent Events
Convertible Senior Notes
On April 20, 2023, the Company issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”), pursuant to an indenture, dated as of April 20, 2023 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The offering and sale of the Convertible Senior Notes were made by the Company to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance includes the exercise in full by the initial purchasers of their option to purchase an additional $22.5 million aggregate principal amount of Convertible Senior Notes. $10.0 million principal amount of Convertible Senior Notes (the “Affiliate Notes”) were issued to an entity affiliated with Thurman John “T.J.” Rodgers, the Company’s Chairman (the “Affiliated Investor”), in a concurrent private placement.
The Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 3.0% per year from April 20, 2023, and will be payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The Convertible Senior Notes and the Affiliated Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.
The net proceeds from the offering are approximately $165.7 million. The Company used approximately 10% of the gross proceeds from the offering to pay the cost of the capped call transactions entered on April 20, 2023 in connection with the offering. The remaining net proceeds will be used to build out a second battery cell manufacturing facility and fund the acquisition of production lines of the Company’s second-generation manufacturing equipment, and for working capital and other general corporate purposes.
Capped Call Transactions
The capped call transactions are generally expected to reduce the potential dilution to the Company's common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $21.17 per share (which represents a premium of 56.0% over the last reported sale price of the Company's common stock of $13.57 per share on The Nasdaq Global Select Market on April 17, 2023), and is subject to certain adjustments under the terms of the capped call transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of April 2, 2023 and for the quarter and fiscal year-to-date ended April 2, 2023 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
Enovix Corporation is on a mission to power the technologies of the future. We do this by designing, developing, manufacturing and commercializing next generation Lithium-ion, or Li-ion, battery cells that significantly increase the amount of energy density and storage capacity relative to conventional battery cells. Our battery’s mechanical design, or “architecture,” allows us to use high performance chemistries while enabling safety and charge time advantages.
The benefit of an enhanced battery for portable electronics is devices that have more power budget available to keep up with user preferences for more advanced features and more attractive form factors. The benefit of an advanced battery for Electric Vehicles (“EVs”) is a faster charging battery that reduces the cost per mile due to higher energy density.
Key Trends, Opportunities and Uncertainties
We generate revenue from the sale of (a) silicon-anode lithium-ion batteries and battery pack products (“Product Revenue”) and (b) engineering revenue contracts (“Service Revenue”) for the development of silicon-anode lithium-ion battery technology. Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges as described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Q1 2023 Highlights:
During the first quarter of 2023, we produced 12,500 wearable-size cells, which was above our forecast of 9,000 units and 2.8x over the 4,442 units shipped in the fourth quarter of fiscal year 2022. This progress was enabled by across‑the‑board improvements in yield and productivity in our first production line (“Fab 1”).
Additionally, we cleared several key hurdles toward scaling with our second generation (“Gen 2”) production line (“Gen 2 Autoline”). First, our Board of Directors approved the design of the Gen 2 Autoline on March 9, 2023, ahead of schedule. Second, during the quarter, we issued purchase orders for both the Gen 2 Autoline for high volume production and a new higher speed pilot line (“Agility Line”) for customer qualification, meeting a commitment we made earlier this year. The Gen 2 Autoline will enable us to achieve an over 10x throughput improvement over the current Fremont Line 1.
In March 2023, we signed a non-binding Letter of Intent (“LOI”) with YBS International Berhad to locate our first Gen 2 Autoline in an existing YBS building at the Penang Science Park in Malaysia. This second manufacturing facility (“Fab 2”) will allow us to scale production in proximity to customer assembly, suppliers, and a deep pool of manufacturing talent. Penang Island in Malaysia is the epicenter of assembly and test for the semiconductor industry. In addition, the LOI calls for YBS to work with local banks and government authorities to secure non-dilutive financing to fund Gen 2 Line 1 and we are seeking at least $70 million. At 200,000 square feet, the new Malaysian Fab 2 building has enough space to accommodate four production lines that will be capable of manufacturing between 38 million to 75 million batteries a year, depending on battery size (one cell phone battery equals approximately two wearable batteries).
In April 2023, we issued $172.5 million in convertible senior notes (the “Convertible Senior Notes”) to fund Gen 2 Autolines 2, 3 and 4 in our Malaysia Fab 2 building. We now have a Fab 2 building and over 25 employees in Penang, Malaysia, and are in the process of closing local funding for our first Gen 2 Autoline for Fab 2.
Our revenue funnel was $1.46 billion at the end of first quarter of 2023, which was comprised of $744.0 million of Engaged Opportunities and $718.0 million of Active Designs and Design Wins (each as defined below). Our revenue funnel is defined as the potential value of a full production year for all of the customer projects for which we have been engaged. The components of the revenue funnel are:
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
In the second quarter of 2022, we began production in Fab 1 of a standard battery cell sized for wearable devices such as a smartwatch and other Internet-of-Things ("IoT") devices. In 2023, we intend to begin production in Fab 1 of a standard battery cell sized for mobile devices such as smartphones. By the end of 2023, we intend to install the Agility Line in Fab 1 to produce custom size batteries more quickly for customer qualification and focus on custom cell development.
Commercialization
We commenced deliveries of commercial cells from Fab 1, but we have experienced challenges associated with bringing up the manufacturing equipment in Fab 1, including technical issues negatively impacting yield and volume production, and extended shipping times, supply chain constraints and intermittent vendor support during equipment bring-up resulting from COVID-19 travel restrictions imposed by certain countries in Asia. Fab 1 features a first-of-its-kind line for battery production. As a result, we regularly face and overcome new challenges to improve yield and output. Simultaneously, these efforts have provided and continue to provide valuable learning experiences, allowing us to improve our processes and equipment for future lines. With production commenced, our focus in Fab 1 is on increasing volumes and yields.
Our go-to-market strategy this year and through most of 2024 will be to launch standard-size small and large cells into the IoT market. This market includes many applications that need higher battery capacity such as smartwatches, medical monitoring devices, connected industrial devices, and mixed reality headsets. In the quarter, we began shipping full-qual samples of our large cell. This included shipping the first cells to customers incorporating our revolutionary safety technology, BrakeFlowTM, which we are targeting for production on the Gen 2 Autoline in Malaysia in 2024.
This was also the first quarter in which the company shipped simplified single-cell wearable battery packs to customers who want a fully tested complete battery solution for a faster time to market. Battery packs are a complete tested battery system solution that feature packaging and electronics to control charging and safe discharging. Multi‑battery packs also contain a protective racking system and heating and cooling capability.
Finally, to serve high-volume customers, who often demand custom packaging, we accelerated into this year the delivery of our highly flexible Gen 2 Agility Line a lower throughput Gen 2 line designed for quick battery size changeover.
Market Focus and Market Expansion
Within the portable electronics market, we have simplified our market focus to three categories: IoT (wearables, AR/VR, medical, industrial, cameras, etc.), Mobile (smartphones, land mobile radios, enterprise devices, etc.), and Computing (laptops, tablets). We estimate the Total Addressable Market (“TAM”) for lithium-ion batteries in our targeted portable electronics markets to be $23 billion in 2026 based on company estimates as of January 2023 that incorporate end market unit estimates from IDTechEx, IDC, Avicenne Energy and Statista.
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
Access to Capital
Assuming we experience no significant delays in the research and development of our battery nor any deterioration in capital efficiency, we believe that our cash resources are sufficient to fund the continued build-out and production ramp as well as our Fab 2 for growth. In April 2023, we completed our offering of the Convertible Senior Notes due 2028. The net proceeds of the Convertible Senior Notes will provide us additional capital to fund multiple Gen 2 Autolines at Fab 2 and scale up quicker in Malaysia.
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
Other Income (Expense), net
Other income and expense, net primarily consists of dividends, interest income, interest expense, fair value adjustments for outstanding common stock warrants.
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

Results of Operations
Comparison of Quarter Ended April 2, 2023 to Prior Year's Quarter Ended April 3, 2022
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Quarters Ended
	April 2, 2023	April 3, 2022	Change ($)	% Change
Revenue	$21	$—	$21	N/M
Cost of revenue	12,248	515	11,733	N/M
Gross margin	(12,227)	(515)	(11,712)	N/M
Operating expenses:
Research and development	23,749	12,731	11,018	87%
Selling, general and administrative	27,274	11,869	15,405	130%
Total operating expenses	51,023	24,600	26,423	107%
Loss from operations	(63,250)	(25,115)	(38,135)	152%
Other income (expense):
Change in fair value of convertible preferred stock warrants and common stock warrants	(12,840)	67,800	(80,640)	N/M
Interest income, net	2,466	24	2,442	N/M
Other income (expense), net	21	(2)	23	N/M
Total other income (expense), net	(10,353)	67,822	(78,175)	N/M
Net income (loss) and comprehensive income (loss)	$(73,603)	$42,707	$(116,310)	(272)%
N/M – Not meaningful
Revenue
Revenue for the quarter ended April 2, 2023 was $21 thousand. As of both April 2, 2023 and January 1, 2023, we had $3.8 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the quarter ended April 2, 2023 was $12.2 million, compared to $0.5 million during the quarter ended April 3, 2022. The increase in cost of revenue of $11.7 million was attributable to $7.4 million of labor costs, $2.9 million of allocated depreciation expense and the remaining increase was related to direct materials, facility and other miscellaneous direct costs since we commenced our production in 2022. As of both April 2, 2023 and January 1, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
In the beginning of June of 2022, we completed construction of our first production line and placed this equipment in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of revenue, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and idle costs to continue to increase. A full quarter of depreciation and idle costs was included in the first quarter of 2023 and no such costs were included in the corresponding period of 2022. In addition, we anticipate our factory overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support the build-out of additional production lines and maintain our new manufacturing facilities.
Research and Development Expenses
Research and development expenses for the quarter ended April 2, 2023 were $23.7 million, compared to $12.7 million during the quarter ended April 3, 2022. The increase of $11.0 million, or 87%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $9.1 million in connection with the departures of our former Chief Technology Officer and a senior executive during the quarter. The remaining increase of $1.9 million was primarily due to an increase in our research and development employee headcount resulting in a $3.2 million increase in salaries and employee benefits, a $0.9 million increase in stock-based compensation expenses, a $0.5 million increase in depreciation expense, which were partially offset by decreases in research and development expenses as some of the overhead costs were period costs and recorded as cost of revenue in the first quarter of 2023 instead of research and development expense in the corresponding period in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended April 2, 2023 were $27.3 million, compared to $11.9 million during the quarter ended April 3, 2022. The increase of $15.4 million, or 130%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $13.8 million in connection with the departures of our former President, Chief Executive Officer and Director and certain other executives during the quarter. The remaining increase of $1.6 million was primarily due to an increase in our selling, general and administrative employee headcount resulting in a $0.8 million increase in salaries and employee benefits and a $0.9 million increase in stock-based compensation expenses, which were partially offset by decreases in other miscellaneous expenses.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Change in Fair Value of Convertible Preferred Stock Warrants and Common Stock Warrants
The change in fair value of common stock warrants of $12.8 million for the quarter ended April 2, 2023 was attributable to an increase, during the quarter, in the fair value of the 6,000,000 common stock warrants that are held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during the quarter.
The change in fair value of common stock warrants of $67.8 million for the quarter ended April 3, 2022 was attributable to a decrease, during the quarter, in the fair value of the Private Placement Warrants.
Interest Income, net
Interest income, net for the quarter ended April 2, 2023 were $2.5 million, compared to $24 thousand during the quarter ended April 3, 2022. The increase of $2.4 million was primarily due to the fact that we received higher dividend income from our money market account during the quarter ended April 2, 2023 as compared to the corresponding period in 2022.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings (net loss) adjusted for interest expense; income taxes; depreciation expense, and amortization expense. “Adjusted EBITDA” includes additional adjustments to EBITDA such as stock-based compensation expense; change in fair value of common stock warrants; loss on early debt extinguishment and other special items as determined by management which it does not believe to be indicative of its underlying business trends. EBITDA and Adjusted EBITDA are intended as supplemental financial measures of our performance that are neither required by, nor presented in accordance with GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends, and in comparing our financial measures with those of comparable companies, which may present similar Non-GAAP financial measures to investors.

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
Below is a reconciliation of net loss on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands):

	Quarters Ended
	April 2, 2023	April 3, 2022
Net income (loss)	$(73,603)	$42,707
Depreciation and amortization	3,598	448
EBITDA	(70,005)	43,155
Stock-based compensation expense	29,157	5,238
Change in fair value of common stock warrants	12,840	(67,800)
Adjusted EBITDA	$(28,008)	$(19,407)
Free Cash Flow
We define “Free Cash Flow” as (i) net cash from operating activities less (ii) capital expenditures, net of proceeds from disposals of property and equipment, all of which are derived from our Condensed Consolidated Statements of Cash Flows. The presentation of non-GAAP Free Cash Flow is not intended as an alternative measure of cash flows from operations, as determined in accordance with GAAP. We believe that this financial measure is useful to investors because it provides investors to view our performance using the same tool that we use to gauge our progress in achieving our goals and it is an indication of cash flow that may be available to fund investments in future growth initiatives. Below is a reconciliation of net cash used in operating activities to the Free Cash Flow financial measures for the periods presented below (in thousands):

	Quarters Ended
	April 2, 2023	April 3, 2022
Net cash used in operating activities	$(25,611)	$(19,689)
Capital expenditures	(3,032)	(10,451)
Free Cash Flow	$(28,643)	$(30,140)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through April 2, 2023 and expect to incur operating losses for the foreseeable future. As of April 2, 2023, we had cash and cash equivalents of $293.8 million, working capital of $276.1 million and an accumulated deficit of $458.4 million.
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes due 2028, pursuant to an indenture, dated as of April 20, 2023 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The offering and sale of the Convertible Senior Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance includes the exercise in full by the initial purchasers of their option to purchase an additional $22.5 million aggregate principal amount of Convertible Senior Notes. $10.0 million principal amount of Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John “T.J.” Rodgers, the Company’s Chairman (the “Affiliated Investor”), in a concurrent private placement.
The Convertible Senior Notes are unsecured obligations and bear interest at a rate of 3.0% per year from April 20, 2023, and will be payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1,

2023. The Convertible Senior Notes and the Affiliated Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.
The net proceeds from the offering are approximately $165.7 million. We used approximately 10% of the gross proceeds from the offering to pay the cost of the capped call transactions entered on April 20, 2023 in connection with the offering. The remaining net proceeds will be used to build out a second battery cell manufacturing facility and fund the acquisition of production lines of our second-generation manufacturing equipment, and for working capital and other general corporate purposes.
Material Cash Requirements
As of April 2, 2023, we had cash and cash equivalents of $293.8 million. We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In fiscal year 2023 and over the next several years, we expect that our research and development expenses and selling, general and administrative expenses will continue to increase.
For the fiscal quarter ended April 2, 2023, we used $3.0 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. See more discussion on contractual obligations and commitments section.
Based on the anticipated spending, timing of expenditures and the estimated net proceeds from the offering, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Quarters Ended
	April 2, 2023	April 3, 2022	Change ($)
Net cash used in operating activities	$(25,611)	$(19,689)	$(5,922)
Net cash used in investing activities	(3,032)	(10,451)	7,419
Net cash provided by (used in) financing activities	(457)	53,025	(53,482)
Change in cash, cash equivalents, and restricted cash	$(29,100)	$22,885	$(51,985)
Fiscal Quarter Ended April 2, 2023 Compared to Prior Fiscal Quarter Ended April 3, 2022
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
Net cash used in operating activities was $25.6 million for the fiscal quarter ended April 2, 2023. Net cash used in operating activities consists of net loss of $73.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $12.8 million, stock-based compensation expense of $29.2 million and depreciation and amortization expense of $3.6 million.
Net cash used in operating activities was $19.7 million for the fiscal quarter ended April 3, 2022. Net cash used in operating activities consists of net income of $42.7 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of convertible preferred stock warrants of $67.8 million and stock-based compensation expense of $5.2 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. We expect the costs to acquire property and equipment to increase substantially in the near future as we complete the build-out of our manufacturing facility for our battery manufacturing production. Net cash used in investing activities, which were primarily related to equipment purchases, were $3.0 million and $10.5 million for the fiscal quarters ended April 2, 2023 and April 3, 2022, respectively.
Financing Activities
Net cash used by financing activities was $0.5 million for the fiscal quarter ended April 2, 2023, which primarily consisted of $0.8 million of payroll tax payments for shares withheld upon vesting of restricted stock units, partially offset by $0.3 million of proceeds from the exercise of stock options to purchase our common stock, par value $0.0001 per share (“Common Stock”).
Net cash provided by financing activities was $53.0 million for the fiscal quarter ended April 3, 2022, which was primarily consisted of $52.8 million of net proceeds from the exercises of our common stock warrants.
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
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancelable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation. As of April 2, 2023, our commitments included approximately $81.9 million of our open purchase orders and contractual obligations that occurred in the ordinary course of business. In April 2023, we placed additional purchase orders of approximately $59.5 million for Gen2 Autoline equipment, as well as placed purchase orders of our Agility Line. For contractual obligations, please see Note 7 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As discussed above, we completed the Convertible Senior Notes offering on April 20, 2023. Please see Note 12 “Subsequent Events” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation and estimates to fair value of common stock warrants. Certain accounting policies have a more significant impact on our condensed consolidated financial statements due to the size of the financial statement elements and prevalence of their application.
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
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and inflation, as well as risks to the availability of funding sources, hazard events, and specific asset risks.

Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of April 2, 2023, we had cash and cash equivalents of $293.8 million, consisting of interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents. As of April 2, 2023, we had no outstanding interest bearing debt.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
There was no material foreign currency risk for the quarter ended April 2, 2023. Our activities to date have been limited and were conducted primarily in the U.S.
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
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation may generally affect us by increasing our costs and expenses. Although there was no material inflation risk for the quarter ended April 2, 2023 as our activities to date have been primarily related to research and development activities, as well as our Fab 1 construction, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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
As of April 2, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of April 2, 2023, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended April 2, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risks facing our business have not changed substantively from those discussed in our Annual Report, except for those risks marked with an asterisk (*).
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
•If we are unable to develop our business and effectively commercialize our products as anticipated, we may not be able to generate revenue or achieve profitability.
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
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Item 1A. Risk Factors
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
In addition, it may take longer than expected to install, qualify and release the Gen 2 Autoline at Fab 2 and make further modifications to the Gen1 equipment to achieve our goals for throughput and yield. It may also take longer than anticipated to install our Agility Line.
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
We currently do not have manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring an additional facility online, our business will be negatively impacted and could fail.*
Currently, we are continuing to build-out our manufacturing facility in Fremont, California. Even if we are able to overcome the challenges in designing and refining our manufacturing process, this manufacturing facility is currently anticipated to have two manufacturing lines and only one of such manufacturing lines will include a packaging line. We expect these two manufacturing lines will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand. We have entered into a non-binding Letter of Intent (“LOI”) with YBS International Berhad to locate our first Gen 2 Autoline in an existing YBS building at the Penang Science Park in Malaysia which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected customer demands. However, we have not yet entered into a definitive agreement for this facility and, even if we are able to do so, there is no guarantee that the financing for such facility will be secured on commercially reasonable terms or at all, or that our manufacturing process will scale to produce lithium-ion batteries in quantities sufficient to meet demand.
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
Our customers’ products are typically on a yearly or longer refresh cycles. If we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to pass all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temp storage capacity and swelling, etc. While we have product wins for which we are designing custom products for specific customers, we do not have volume production commitments for each of these products. Should we not be able to convert these design wins into orders for volume production, our financial performance would be impacted. Batteries are known in the market to have historically faced risk associated with safety, and therefore customers can be reluctant to take risks on new battery technologies. Since new battery technologies have not been widely adopted by customers in the battery market, it may be difficult for us to overcome customer risk objections. If unanticipated problems arise, it may raise warranty costs and adversely affect revenue and profit.
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
It is difficult to predict our future revenue and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. Many factors will affect the demand for our batteries. For example, most of the end products in which our batteries are expected to be used are manufactured in the PRC. If the political situation between the PRC and the United States were to deteriorate, it could prevent our customers from purchasing our batteries.
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
We incurred net income (loss) of approximately $(73.6) million and $42.7 million, respectively, for the fiscal quarters ended April 2, 2023 and April 3, 2022 and an accumulated deficit of approximately $458.4 million as of April 2, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: continue to incur significant expenses in connection with the development of our manufacturing process and the manufacturing of our batteries; secure additional manufacturing facilities and invest in manufacturing capabilities; build up inventory of components for our batteries; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in substantial revenue, which would further increase our losses.
We are in the early stage of commercialization. In addition, certain aspects of our technology have not been fully field tested. If we are unable to develop our business and effectively commercialize our products as anticipated, we may not be able to generate revenue or achieve profitability.
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
Beginning in the second quarter of 2022, we made commercial shipments to multiple customers. If we experience significant delays or order cancellations, or if we fail to develop our products in accordance with contract specifications, then our operating results and financial condition could be adversely affected. In addition, there is no assurance that if we alter or change our products in the future, that the demand for these new products will develop, which could adversely affect our business and any possible revenue. If our products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate revenue or attain profitability. In addition, if we are unable to deliver our service on a timely basis, we may not be able to attract and engage new or existing customers for service contracts and we may not be able to generate revenue or attain profitability.
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
Our Fab 1 is in the early production stage and there are significant yield, material cost, performance and manufacturing process challenges to be solved prior to volume commercial production. We are likely to encounter further engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are not able to overcome these barriers in producing our batteries, our business could fail.
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
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. For the first quarter of fiscal year 2023, we have conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act of 2002. During our review and testing, we did not identify any material weakness for the first quarter of fiscal year 2023.
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
Risks Related to Our Capital Needs and Capital Strategy
We may not have adequate funds to finance our operating needs and our growth, and may need to raise additional capital, which we may not be able to do.
The design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. We may need to raise additional capital to acquire our next manufacturing facility and build it out. Adequate additional funding may not be available to us on acceptable terms or at all, and if the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted. Our failure to raise capital in the future would have a negative impact on our ability to complete our manufacturing facilities, our financial condition and our ability to pursue our business strategies. The amount of capital that we will be required to raise, and our ability to raise substantial additional capital, will depend on many factors, including, but not limited to:
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
As discussed in the condensed consolidated financial statements, in Part II, item 8 of this Annual Report on Form 10-K, we are not profitable and have incurred losses in each year since our inception. We incurred net income (loss) of $(73.6) million and $42.7 million, respectively, for the fiscal quarters ended April 2, 2023 and April 3, 2022. As of April 2, 2023, we had an accumulated deficit of $458.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.*
To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a holder of our Common Stock. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures or declaring dividends. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or future revenue streams. If we incur additional debt, the debt holders, together with holders of our outstanding Convertible Senior Notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock.
Risks Related to Our Convertible Senior Notes
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.*
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Senior Notes.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.*
In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of the Convertible Senior Notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Certain provisions in the indenture governing the Convertible Senior Notes may delay or prevent an otherwise beneficial takeover attempt of us.*
Certain provisions in the indenture governing the Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Senior Notes will require us to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Senior Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
Conversion of the Convertible Senior Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*
The conversion of some or all of the Convertible Senior Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Senior Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Senior Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Senior Notes into shares of our common stock could depress the price of our common stock.
The accounting method for the Convertible Senior Notes could adversely affect our reported financial condition and results.*
The accounting method for reflecting the Convertible Senior Notes on our Condensed Consolidated Balance Sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2020-06 (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 eliminated the cash conversion and beneficial conversion feature modes used to separately account for embedded conversion features as a component of equity. Instead, an entity would account for convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the “if-converted” method for all convertible instruments in the diluted earnings per share calculation and to include the effect of potential share settlement for instruments that may be settled in cash or shares. ASU 2020-06 became effective for us beginning on January 1, 2022.

In accordance with ASU 2020-06 and subject to our full accounting assessment, which is not complete as of the date of this Quarterly Report on Form 10-Q, we expect that the Convertible Senior Notes will be reflected as a liability on our Condensed Consolidated Balance Sheets, with the initial carrying amount equal to the principal amount of the Convertible Senior Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Senior Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Senior Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Senior Notes, which will result in lower reported income.
In addition, we expect that the shares of common stock underlying the Convertible Senior Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Senior Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Senior Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders or holders of affiliate notes convert their notes or affiliate notes, respectively, following the satisfaction of those conditions and could materially reduce our reported working capital.
The capped call transactions may affect the value of the Convertible Senior Notes and our common stock.*
In connection with the pricing of the Convertible Senior Notes and the exercise by the initial purchasers of their option to purchase additional Convertible Senior Notes, we entered into capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers or affiliates thereof and/or other financial institutions (the “Option Counterparties”). The Capped Call Transactions will cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Convertible Senior Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Call Transactions, the Option Counterparties or their respective affiliates likely entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Convertible Senior Notes, including with, or from, as the case may be, certain investors in the Convertible Senior Notes.
In addition, the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Senior Notes (and are likely to do so on each exercise date of the Capped Call Transactions, or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase, redemption, or conversion of the Convertible Senior Notes).
We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Senior Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Convertible Senior Notes and our common stock.
We are subject to counterparty risk with respect to the Capped Call Transactions.*
The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral.
If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an Option

Counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.
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
Historically, our stock price has been volatile. During the fiscal year ended January 1, 2023, our stock traded as high as $28.17 per share and as low as $7.26 per share, and from January 2, 2023 to May 1, 2023, our stock price has ranged from $15.48 per share to $6.50 per share. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•sales of securities convertible into shares of our capital stock by us;
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
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline. As of May 1, 2023, we have outstanding a total of 158,160,110 shares of Common Stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Common Stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.
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
In connection with the RSVAC initial public offering (“RSVAC IPO”), RSVAC issued Private Placement Warrants to purchase 6,000,000 shares of Common Stock to the Sponsor. Each Warrant is exercisable to purchase one share of Common Stock at $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock. The Warrants became exercisable 12 months from the closing of the RSVAC IPO, and they expire five years after the completion of the Business Combination or earlier upon redemption or liquidation, as described in our Registration Statement on Form S-1, filed with the SEC on August 2, 2021, as may be amended.
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
General Risk Factors
We have been, and may in the future be, involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and condensed consolidated financial position.
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
We are subject to anti-corruption, anti-bribery, anti-money laundering, import and export controls, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.*
We are subject to anti-corruption, anti-bribery, anti-money laundering, import and export controls, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from directly or indirectly corruptly offering, promising, authorizing or providing anything of value to foreign government officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of anti-corruption laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents and business partners could engage in improper conduct for which we may be held responsible.
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
Significant increases in import and excise duties or other taxes on, as well as any tariffs, particularly on our products to China, could materially increase our costs of our products and have an adverse effect on our business, liquidity, financial condition, and/or results of operations.
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
Item 5. Other Information
None.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2021
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	April 21, 2021
10.1#	Separation Agreement, dated January 13, 2023, by and between Enovix Corporation and Harrold Rust	10-K	001-39753	10.26	March 1, 2023
10.2#	Separation Agreement, dated January 20, 2023, by and between Enovix Corporation and Gardner Cameron Dales	10-K	001-39753	10.27	March 1, 2023
10.3#	Separation Agreement, dated January 17, 2023, by and between Enovix Corporation and Ashok Lahiri	10-K	001-39753	10.28	March 1, 2023
10.4#	Amended and Restated Employment Agreement, dated January 20, 2023, by and between Enovix Corporation and Ralph Schmitt	10-K	001-39753	10.31	March 1, 2023
10.5#	Employment Agreement, dated April 15, 2023, by and between Enovix Corporation and Arthi Chakravarthy					X
10.6#+	2023 Long-Term Incentive Plan under the 2021 Equity Incentive Plan					X
10.7#	Form of Global RSU Award Grant Notice under the 2023 Long-Term Incentive Plan					X
10.8	Form of Confirmation for Capped Call Transactions	8-K	001-39753	10.1	April 21, 2021
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

Dated: May 5, 2023	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steffen Pietzke
Steffen Pietzke
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)