Form 10-Q
period 2023-07-02
Enovix Corp
filed 2023-08-09
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, 160,126,939 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
•placement of equipment orders for our next-generation manufacturing lines, the speed of and space requirements for our next-generation manufacturing lines relative to our existing lines at Fab1 in Fremont;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	July 2, 2023	January 1, 2023
Assets
Current assets:
Cash and cash equivalents	$343,152	$322,851
Short-term investments	66,092	—
Accounts receivable, net	42	170
Inventory	796	634
Deferred contract costs	800	800
Prepaid expenses and other current assets	2,932	5,193
Total current assets	413,814	329,648
Property and equipment, net	118,257	103,868
Operating lease, right-of-use assets	6,059	6,133
Other assets, non-current	825	937
Total assets	$538,955	$440,586
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,341	$7,077
Accrued expenses	12,634	7,089
Accrued compensation	10,116	8,097
Deferred revenue	350	50
Other liabilities	942	716
Total current liabilities	37,383	23,029
Long-term debt, net	166,805	—
Warrant liability	76,260	49,080
Operating lease liabilities, non-current	7,775	8,234
Deferred revenue, non-current	3,424	3,724
Other liabilities, non-current	24	92
Total liabilities	291,671	84,159
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 158,911,419 and 157,461,802 as of July 2, 2023 and January 1, 2023, respectively	16	15
Preferred stock, $0.0001 par value; authorized shares of 10,000,000; no shares issued or outstanding as of July 2, 2023 and January 1, 2023, respectively	—	—
Additional paid-in-capital	769,975	741,186
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(522,683)	(384,774)
Total stockholders’ equity	247,284	356,427
Total liabilities and stockholders’ equity	$538,955	$440,586
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenue	$42	$5,101	$63	$5,101
Cost of revenue	14,235	5,739	26,483	6,254
Gross margin	(14,193)	(638)	(26,420)	(1,153)
Operating expenses:
Research and development	16,553	15,827	40,302	28,558
Selling, general and administrative	16,688	11,566	43,962	23,435
Impairment of equipment	4,411	—	4,411	—
Total operating expenses	37,652	27,393	88,675	51,993
Loss from operations	(51,845)	(28,031)	(115,095)	(53,146)
Other income (expense):
Change in fair value of common stock warrants	(14,340)	26,400	(27,180)	94,200
Interest income	3,150	629	5,616	653
Interest expense	(1,270)	—	(1,270)	—
Other income (expense), net	(1)	(133)	20	(135)
Total other income (expense), net	(12,461)	26,896	(22,814)	94,718
Net income (loss)	$(64,306)	$(1,135)	$(137,909)	$41,572

Net income (loss) per share, basic	$(0.41)	$(0.01)	$(0.88)	$0.27
Weighted average number of common shares outstanding, basic	157,151,386	152,521,389	156,397,145	152,082,655
Net loss per share, diluted	$(0.41)	$(0.18)	$(0.88)	$(0.34)
Weighted average number of common shares outstanding, diluted	157,151,386	152,521,389	156,397,145	152,924,803
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	$(64,306)	$(1,135)	$(137,909)	$41,572
Other comprehensive income (loss), net of tax
Net unrealized loss on available-for-sale securities	(24)	—	(24)	—
Other comprehensive loss, net of tax	(24)	—	(24)	—
Total comprehensive income (loss)	$(64,330)	$(1,135)	$(137,933)	$41,572
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2023	157,461,802	$15	$741,186	$—	$(384,774)	$356,427
Issuance of common stock upon exercise of stock options	86,654	—	328	—	—	328
Early exercised stock options vested	—	1	82	—	—	83
RSUs vested, net of shares withheld for taxes	679,606	—	(777)	—	—	(777)
Repurchase of unvested restricted common stock	(138,599)	—	—	—	—	—
Stock-based compensation	—	—	29,653	—	—	29,653
Net loss	—	—	—	—	(73,603)	(73,603)
Balance as of April 2, 2023	158,089,463	16	770,472	—	(458,377)	312,111
Issuance of common stock upon exercise of stock options	93,921	—	643	—	—	643
Issuance of common stock under employee stock purchase plan	146,278	—	1,170	—	—	1,170
Early exercised stock options vested	—	—	14	—	—	14
RSUs vested, net of shares withheld for taxes	650,202	—	(448)	—	—	(448)
Repurchase of unvested restricted common stock	(68,445)	—	—	—	—	—
Stock-based compensation	—	—	15,374	—	—	15,374
Purchase of Capped Calls	—	—	(17,250)	—	—	(17,250)
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(64,306)	(64,306)
Balance as of July 2, 2023	158,911,419	$16	$769,975	$(24)	$(522,683)	$247,284

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2022	152,272,287	$15	$659,254	$(333,152)	$326,117
Issuance of common stock upon exercise of stock options	91,910	—	200	—	200
Issuance of common stock upon exercise of common stock warrants	4,126,466	—	47,452	—	47,452
Early exercised stock option vested	—	—	42	—	42
RSUs vested	34,941	—	—	—	—
Repurchase of unvested restricted common stock	(105,886)	—	—	—	—
Stock-based compensation	—	—	4,536	—	4,536
Net income	—	—	—	42,707	42,707
Balance as of April 3, 2022	156,419,718	15	711,484	(290,445)	421,054
Issuance of common stock upon exercise of stock options	46,807	—	77	—	77
Issuance of common stock under employee stock purchase plan	126,574	—	1,113	—	1,113
Early exercised stock option vested	—	—	28	—	28
RSUs vested	115,990	—	—	—	—
Repurchase of unvested restricted common stock	(30,399)	—	—	—	—
Stock-based compensation	—	—	7,603	—	7,603
Net loss	—	—	—	(1,135)	(1,135)
Balance as of July 3, 2022	156,678,690	$15	$720,305	$(291,580)	$428,740
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Net income (loss)	$(137,909)	$41,572
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	6,978	1,531
Amortization of right-of-use assets	289	269
Accretion of discount on investments	(389)	—
Amortization of debt issuance costs	222	—
Stock-based compensation	44,199	13,418
Changes in fair value of common stock warrants	27,180	(94,200)
Impairment of equipment	4,411	—
Changes in operating assets and liabilities:
Accounts receivable	128	(102)
Inventory	(163)	(669)
Prepaid expenses and other assets	3,145	613
Deferred contract costs	—	3,214
Accounts payable	892	249
Accrued expenses and compensation	1,849	(1,191)
Deferred revenue	—	(5,000)
Other liabilities	5	(3)
Net cash used in operating activities	(49,163)	(40,299)
Cash flows from investing activities:
Purchase of property and equipment	(15,724)	(14,473)
Purchases of investments	(65,736)	—
Net cash used in investing activities	(81,460)	(14,473)
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net	—	52,828
Proceeds from issuance of Convertible Senior Notes	172,500	—
Payments of debt issuance costs	(5,228)	—
Purchase of Capped Calls	(17,250)	—
Payroll tax payments for shares withheld upon vesting of RSUs	(1,226)	—
Proceeds from the exercise of stock options	972	277
Proceeds from issuance of common stock under employee stock purchase plan	1,169	1,112
Repurchase of unvested restricted common stock	(13)	(8)
Net cash provided by financing activities	150,924	54,209
Change in cash, cash equivalents, and restricted cash	20,301	(563)
Cash and cash equivalents and restricted cash, beginning of period	322,976	385,418
Cash and cash equivalents, and restricted cash, end of period	$343,277	$384,855

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022
Supplemental cash flow data (Non-cash):
Purchase of property and equipment included in liabilities	$15,770	$6,303
Accrued debt issuance costs	689	—
The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets:

	Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022
Cash and cash equivalents	$343,152	$384,730
Restricted cash included in prepaid expenses and other current assets	125	125
Total cash, cash equivalents, and restricted cash	$343,277	$384,855
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception through July 2, 2023 and expects to incur operating losses for the foreseeable future. As of July 2, 2023, the Company had a working capital of $376.4 million and an accumulated deficit of $522.7 million. In April 2023, we closed private offerings of $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”). The net proceeds from the Convertible Senior Notes were approximately $166.6 million. The Company used approximately $17.3 million of the net proceeds from the offerings of the Convertible Senior Notes to pay the cost of the capped call transactions entered on April 20, 2023 in connection with such offerings. The remaining net proceeds will be used to build out a second battery cell manufacturing facility (“Fab2”) in Malaysia and fund the acquisition of production lines of the Company’s second-generation (“Gen2”) manufacturing equipment (“Gen2 Autolines”), and for working capital and other general corporate purposes. See Note 7 “Borrowings” for more information.
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
Unaudited Interim Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of July 2, 2023, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statement of Comprehensive Income, the Condensed Consolidated Statements of Changes in Shareholders’ equity and the Condensed Consolidated Statements of Cash Flows for the quarters and fiscal years-to-date ended July 2, 2023 and July 3, 2022 are unaudited. These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ equity and cash flows for the periods presented above. The results of operations for the quarter and year-to-date ended July 2, 2023 are not necessarily indicative of the operating results for the full year, and therefore should not be

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of January 1, 2023 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in the Company’s Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment, valuation for inventory, the valuation allowance on deferred tax assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities, and estimates to fair value common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. In the preparation of our condensed consolidated financial statements, the Company has considered potential impacts of the COVID-19 pandemic on its critical and significant accounting estimates. There was no significant impact to its condensed consolidated financial statements. The Company will continue to evaluate the nature and extent of the potential impacts to its business and its condensed consolidated financial statements.
Summary of Significant Accounting Policies
In May 2023, the Company invested in marketable securities, resulting in the following update to the significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended January 1, 2023, included in the Company’s Annual Report on Form 10-K.
Investments
The Company’s investments consist of highly liquid fixed-income securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, including prior to maturity.
Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified within current assets on the Condensed Consolidated Balance Sheets. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as current assets.
Unrealized gains and losses on these investments are reported as a separate component of Accumulated other comprehensive loss until the security is sold, the security has matured, or the security has realized. Realized gains and losses on these investments are calculated based on the specific identification method and would be reclassified from Accumulated other comprehensive loss to Other income (expense), net in the Condensed Consolidated Statements of Operations.
The Company has designated all investments as available-for-sale and, therefore, the investments are subject to periodic impairment under the available-for-sale debt security impairment model. Available-for-sale debt securities in an unrealized loss position are written down to fair value through a charge to Other income (expense), net in the Condensed Consolidated Statements of Operations if the Company intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis. The Company evaluates the remaining securities to determine what amount of the excess, if any, is caused by expected credit losses. A decline in fair value attributable to expected credit losses is recorded to Other income (expense), net, while any portion of the loss related to non-credit factors is recorded in accumulated other comprehensive income (loss). For securities sold prior to maturity, the cost of the securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
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
The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on the Company's Condensed Consolidated Balance Sheets. The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of July 2, 2023 and January 1, 2023 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of July 2, 2023
Assets:
Cash equivalents:
Money Market Funds	$127,303	$—	$—	$127,303
U.S. Treasuries	—	33,222	—	33,222
Short-term investments:
U.S. Treasuries	—	66,092	—	66,092

Liabilities:
Private Placement Warrants	$—	$—	$76,260	$76,260

As of January 1, 2023
Assets:
Cash equivalents:
Money Market Funds	$319,946	$—	$—	$319,946
Liabilities:
Private Placement Warrants	$—	$—	$49,080	$49,080

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments
As of July 2, 2023
Money Market Funds	$127,303	$—	$—	$127,303	$127,303	$—
U.S. Treasuries	99,338	9	(33)	99,314	33,222	66,092
Total	$226,641	$9	$(33)	$226,617	$160,525	$66,092

As of January 1, 2023
Money Market Funds	$319,946	$—	$—	$319,946	$319,946	$—
Private Placement Warrants
The Company’s liabilities are measured at fair value on a non-recurring basis, including 6,000,000 warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. As of July 2, 2023, the fair value of the Private Placement Warrants was $12.71 per share with an exercise price of $11.50 per share. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of January 1, 2023	$49,080
Change in fair value	27,180
Fair value as of July 2, 2023	$76,260

Private Placement Warrants
Fair value as of January 2, 2022	$124,260
Change in fair value	(94,200)
Fair value as of July 3, 2022	$30,060
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of July 2, 2023	Private Placement Warrants Outstanding as of January 1, 2023
Expected term (in years)	3.0	3.5
Expected volatility	95.0%	92.5%
Risk-free interest rate	4.5%	4.2%
Expected dividend rate	0.0%	0.0%

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Convertible Senior Notes
The Company considers the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded in the market. As of July 2, 2023, the fair value of the Convertible Senior Notes was $214.1 million.
Note 4. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of July 2, 2023 and January 1, 2023, consisted of the following (in thousands).

	July 2, 2023	January 1, 2023
Machinery and equipment	$60,558	$55,694
Office equipment and software	1,785	1,586
Furniture and fixtures	829	771
Leasehold improvements	25,322	24,565
Construction in process	47,235	33,268
Total property and equipment	135,729	115,884
Less: accumulated depreciation	(17,472)	(12,016)
Property and equipment, net	$118,257	$103,868
The following table summarizes the depreciation and amortization expenses related to property and equipment, which are recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations (in thousands).

	Quarters Ended		Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Depreciation expense	$3,523	$1,217	$6,978	$1,531
Equipment Impairment
During the second quarter of 2023, the Company disposed a group of machinery and equipment and recorded an impairment charge of $4.4 million for the quarter and fiscal year-to-date ended July 2, 2023. As of July 2, 2023 and January 1, 2023, $0.6 million and $1.7 million of the impairment charges, respectively, were recorded as accrued expenses on the Condensed Consolidated Balance Sheet. These impaired assets were previously capitalized as “Machinery and equipment” category of property and equipment, net on the Condensed Consolidated Balance Sheets. No impairment of equipment was recorded for the corresponding periods in the prior year.
Note 5. Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in and first-out basis. Inventory consists of the following components (in thousands).

	July 2, 2023	January 1, 2023
Raw materials	$676	$481
Work-in-process	51	106
Finished goods	69	47
Total inventory	$796	$634

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The components of lease costs were as follows (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Operating lease cost	$539	$419	$950	$839
Supplemental lease information:

	As of
Operating leases	July 2, 2023	January 1, 2023
Weighted-average remaining lease term	7.2 years	7.7 years
Weighted-average discount rate	6.8%	6.8%
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$699	$679
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of July 2, 2023 (in thousands).

Operating lease
2023 (remaining six months)	$706
2024	1,449
2025	1,492
2026	1,491
2027	1,513
Thereafter	4,262
Total	10,913
Less: imputed interest	(2,252)
Present value of lease liabilities	$8,661

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Borrowings
The Company’s long-term debt, net consists of the following (in thousands).

	Annual Interest Rate	Maturity Date	As of July 2, 2023
Convertible Senior Notes	3.0%	May 1, 2028	$172,500
Less: unamortized debt issuance costs			(5,695)
Long-term debt, net			$166,805

Convertible Senior Notes
On April 20, 2023, the Company issued $172.5 million aggregate principal amount of Convertible Senior Notes, pursuant to an indenture, dated as of April 20, 2023 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The offerings and sale of the Convertible Senior Notes were made by the Company to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance included the exercise in full by the initial purchasers of their option to purchase an additional $22.5 million aggregate principal amount of the Convertible Senior Notes. $10.0 million principal amount of the Convertible Senior Notes (the “Affiliate Notes”) were issued to an entity affiliated with Thurman John “T.J.” Rodgers, the Company’s Chairman in a concurrent private placement.
The Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 3.0% per year from April 20, 2023, and will be payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The Convertible Senior Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.
The net proceeds from the offerings were approximately $166.6 million. The Company used approximately $17.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions entered on April 20, 2023 in connection with the offerings. The remaining net proceeds will be used to build out Fab 2 in Malaysia and fund the acquisition of Gen2 Autolines, and for working capital and other general corporate purposes.
The conversion rate for the Convertible Senior Notes will initially be 64.0800 shares of the Company’s common stock per $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of $15.61 per share of common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
Holders of the Convertible Senior Notes may convert all or any portion of their notes, in integral multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding February 1, 2028 only under the following conditions:
•during any fiscal quarter commencing after the fiscal quarter ending on October 1, 2023 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
•if the Company calls the Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Senior Notes called (or deemed called) for redemption; or
•upon the occurrence of specified corporate events as set forth in the Indenture.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On or after February 1, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, at any time, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing conditions.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.
The Company may not redeem the Convertible Senior Notes prior to May 6, 2026. The Company may redeem for cash all or any portion of the Convertible Senior Notes, at its option, on or after May 6, 2026, if the liquidity condition is satisfied and the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeem less than all the outstanding notes, at least $100.0 million aggregate principal amount of notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
If the Company undergoes a “fundamental change,” as defined in the Indenture, fundamental change permits the holders of the Convertible Senior Notes to require the Company to repurchase the Convertible Senior Notes, subject to certain terms and conditions as defined in the Indenture. Holders may require the Company to repurchase for cash all or any portion of their notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the Convertible Senior Notes, the Company accounted for the Convertible Senior Notes as liability instruments and considered it as single units of account pursuant to the Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06’). Accrued interest for the Convertible Senior Notes was recorded as Accrued expenses on the Condensed Consolidated Balance Sheet. Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, the debt issuance costs were recorded as a reduction to Long-term debt, net on the Condensed Consolidated Balance Sheet. For the quarter and fiscal year-to-date ended July 2, 2023, the Company incurred approximately $5.9 million of debt issuance costs relating to the issuance of the Convertible Senior Notes.
For the quarter and fiscal year-to-date ended July 2, 2023, the Company recorded $1.3 million of interest expense, including $0.2 million of amortization of debt issuance costs, related to the Convertible Senior Notes within Interest expense in the Condensed Consolidated Statements of Operations.
Capped Call Transactions
In connection with the issuance of the Convertible Senior Notes, the Company paid approximately $17.3 million to enter into capped call transactions with certain financial institutions (the “Capped Calls”). The Capped Calls are generally expected to reduce the potential dilution to the Company's common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $21.17 per share (which represents a premium of 56.0% over the last reported sale price of the Company's common stock of $13.57 per share on The Nasdaq Global Select Market on April 17, 2023), and is subject to certain adjustments under the terms of the Capped Calls. The Company recorded the Capped Calls as a reduction of stockholders' equity, not as derivatives, as the Capped Calls met certain accounting criteria. No subsequent remeasurement is required.
Note 8. Commitments and Contingencies
Purchase Commitments
As of July 2, 2023 and January 1, 2023, the Company’s commitments included approximately $68.0 million and $22.7 million, respectively, of the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally binding, the

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 6 “Leases” for more details. For the Convertible Senior Notes obligation, please refer to Note 7 ”Borrowings” for more details.
Performance Obligations
As of July 2, 2023, the Company had $3.8 million of performance obligations, which comprised of total deferred revenue and customer order deposits. The Company currently expects to recognize approximately 9% of deferred revenue as revenue within the next twelve months.
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

Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. In September 2022, the Company began the mediation process. Based on the current knowledge of the legal proceeding, an estimate of possible loss liability was recorded on the Condensed Consolidated Balance Sheet as of July 2, 2023.
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
Securities Class Action Compliant
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to the Company’s manufacturing scaleups. Following court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims was filed on July 7, 2023. The consolidated complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company or RSVAC’s common stock between June 24, 2021 and January 3, 2023. A substantially identical complaint

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
was filed on January 25, 2023 by another purported Company stockholder. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
Note 9. Warrants
Common Stock Warrants
On July 14, 2021, Enovix Corporation, a Delaware Corporation, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC, consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Business Combination”). In connection with the Business Combination in July 2021, the Company assumed 17,500,000 common stock warrants outstanding, which consisted of 11,500,000 warrants held by third-party investors (the “Public Warrants”) and 6,000,000 Private Placement Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability. In the first quarter of fiscal year 2022, the Public Warrants were either exercised or redeemed. As of July 2, 2023 and January 1, 2023, there were no Public Warrants outstanding.
Private Placement Warrants
The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of the Sponsor in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of July 2, 2023 and January 1, 2023, the Company had 6,000,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information.
Note 10. Net Income (Loss) per Share
The following table sets forth the computation of the Company’s basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Numerator:
Net income (loss) attributable to common stockholders - basic	$(64,306)	$(1,135)	$(137,909)	$41,572
Decrease in fair value of Private Placement Warrants	—	(26,400)	—	(94,200)
Net loss attributable to common stockholders - diluted	$(64,306)	$(27,535)	$(137,909)	$(52,628)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic	157,151,386	152,521,389	156,397,145	152,082,655
Dilutive effect of Private Placement Warrants	—	—	—	842,148
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	157,151,386	152,521,389	156,397,145	152,924,803

Net income (loss) per share of common stock:
Basic	$(0.41)	$(0.01)	$(0.88)	$0.27
Diluted	$(0.41)	$(0.18)	$(0.88)	$(0.34)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Quarters Ended		Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Stock options outstanding	4,425,014	5,359,658	4,425,014	5,359,658
Restricted stock units and performance restricted stock units outstanding	13,898,172	5,902,643	13,898,172	5,902,643
Assumed conversion of Convertible Senior Notes	8,988,804	—	4,494,402	—
Private Placement Warrants outstanding	6,000,000	6,000,000	6,000,000	6,000,000
Employee stock purchase plan estimated shares	562,399	380,847	562,399	380,847
Note 11. Stock-based Compensation
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

	Quarters Ended		Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of revenue	$1,654	$250	$2,605	$250
Research and development	5,456	3,821	17,123	6,333
Selling, general and administrative	7,932	4,109	24,471	6,835
Total stock-based compensation expense	$15,042	$8,180	$44,199	$13,418
For the fiscal years-to-date ended July 2, 2023 and July 3, 2022, the Company capitalized $0.7 million and $0.6 million, respectively, of stock-based compensation as property and equipment, net in the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, the Company accrued an immaterial amount of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of July 2, 2023.
As of July 2, 2023, there was approximately $158.8 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.9 years. As of July 2, 2023, there was approximately $0.9 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.5 years.
Equity Award Modification
For the first quarter of 2023, in connection with the retirement or resignation of several of the Company's management team members, including the Company's former Chief Executive Officer, the Company evaluated the change in employment status in accordance with ASC 718, Compensation - Stock Compensation. The Company concluded that the change in status impacted the vesting conditions as the term of equity award exercise period was extended and certain of the equity awards were accelerated and vested immediately. For the quarter ended July 2, 2023, there was no equity award modification. For the fiscal year-to-date ended July 2, 2023, the Company recognized $21.1 million of stock-based compensation expense related to the modifications. There is no equity modification occurred for the corresponding period last year.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarizes stock option activities for the fiscal year-to-date ended July 2, 2023 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 1, 2023	5,034,282	$9.07
Exercised	(180,575)	5.38		$1,570
Forfeited	(428,693)	9.69
Balances as of July 2, 2023	4,425,014	$9.17	7.7	$39,584

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of July 2, 2023 represents the value of the Company’s closing stock price at $18.04 on July 2, 2023 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
As of July 2, 2023, 1,169,899 shares remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of July 2, 2023 was immaterial and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal year-to-date ended July 2, 2023 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 1, 2023	5,910,097	$14.11	1,461,061	$13.41
Granted	8,950,531	10.65	769,006	13.13
Vested	(1,289,924)	13.08	(166,716)	13.41
Forfeited	(548,343)	13.32	(1,187,540)	13.41
Issued and unvested shares outstanding as of July 2, 2023	13,022,361	$11.86	875,811	$13.17

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12. Related Party
Employment Relationship
The Company employs two family members of the Company’s former Chief Executive Officer, who perform engineering work in the Fremont facility.
Affiliate Notes
On April 20, 2023, the Company issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, the Company’s Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on the Company’s Condensed Consolidated Balance Sheets. For the quarter and fiscal year-to-date ended July 2, 2023, the Company recorded $0.1 million of interest expense related to the Affiliate Notes in the Company’s Condensed Consolidated Statements of Operations. See Note 7 “Borrowings” for more information.
Note 13. Subsequent Events
YBS Agreement
On July 26, 2023, the Company entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others.
The Company and YBS have agreed to share an initial investment of $100.0 million for the Gen2 Autoline 1 equipment and facilitation costs, as set out in the Agreement. The Company will contribute 30% and YBS has the obligation to finance the remainder 70%. YBS will obtain $70.0 million in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). The Company is in discussions with OCBC to provide collateral for YBS’ financing arrangement. Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, the Company reserves the right to purchase the Gen2 Autoline 1 by repaying the YBS financed amount set out in the Agreement net of depreciation and the Company shall also bear the early repayment penalty fee imposed by the financier, if any. The term of the Agreement is for ten years and automatically extends for an additional five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of July 2, 2023 and for the quarter and fiscal year-to-date ended July 2, 2023 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
The benefit of an enhanced battery for portable electronics is devices that have more power budget available to keep up with user preferences for more advanced features and more attractive form factors. The benefit of an advanced battery for Electric Vehicles (“EVs”) is a faster charging battery.
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
Q2 2023 Highlights:
During the second quarter of 2023, we produced 22,502 wearable-size cells, which exceeded our plan of 18,000 units by 25%, due to continued operational improvements in our first production line (“Fab1”). Additionally, we shipped over 10,000 cells to customers this quarter and recognized $42 thousand of revenue for the quarter. Furthermore, we received a purchase order to produce BrakeFlowTM enabled cells for the U.S. Army, which is a critical step on our path toward volume production.
In April 2023, we issued $172.5 million aggregate principal amount of convertible senior notes (the “Convertible Senior Notes”) to fund second generation (“Gen2”) production line (“Gen2 Autoline”) in our second manufacturing facility (“Fab2”) located in Malaysia.
On July 26, 2023, we entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others. We and YBS have agreed to share an initial investment of $100.0 million for the Gen2 Autoline 1 equipment and facilitation costs, as set out in the Agreement. We will contribute 30% and YBS has the obligation to finance the remainder 70%. YBS will obtain $70.0 million in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). We are in discussions with OCBC to provide collateral for YBS’ financing arrangement. Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, we reserve the right to purchase the Gen2 Line 1 by repaying the YBS financed amount set out in the Agreement net of depreciation and we shall also bear the early repayment penalty fee imposed by the financier, if any. The term of the Agreement is for ten years and automatically extends for an additional five years.
Our revenue funnel was $1.59 billion at the end of second quarter of 2023, which was comprised of $848.0 million of Engaged Opportunities and $737.0 million of Active Designs and Design Wins (each as defined below). Overall, the revenue funnel increased by 12% to $1.59 billion from $1.42 billion at the end of fiscal 2022. Our revenue funnel is defined as the potential value of a full production year for all of the customer projects for which we have been engaged. The components of the revenue funnel are:
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
Overall, we are on track to install our new higher speed pilot line (“Agility Line”) for customer qualification by year-end 2023 and produce first samples from our first high-volume Gen2 Autoline in April 2024.
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
In the second quarter of 2022, we began production in Fab1 of a standard battery cell sized for wearable devices such as a smartwatch and other Internet-of-Things ("IoT") devices. By the end of 2023, we plan to install the Agility Line to produce custom size batteries more quickly for customer qualification and focus on custom cell development.
Commercialization
We commenced deliveries of commercial cells from Fab1, which features a first-of-its-kind line for battery production. We regularly face and overcome new challenges to improve yield and output. Simultaneously, the efforts have provided and continue to provide valuable learning experiences, allowing us to improve our processes and equipment for future lines. With production commenced, our focus for Fab1 is on increasing volumes and yields.
Our go-to-market strategy this year and through most of 2024 will be to launch standard-size small and large cells into the IoT market. This market includes many applications that need higher battery capacity such as smartwatches, medical monitoring devices, connected industrial devices, and mixed reality headsets. In the first quarter of 2023, we began shipping full-qual samples of our large cell. During this quarter, we also shipped samples of our large cell for IoT, Mobile and Laptop applications. This included shipping sample cells to customers incorporating our revolutionary safety technology, BrakeFlowTM, which we are targeting for production on the Gen2 Autoline in Malaysia in 2024.
For the first half of this fiscal year, the company shipped simplified single-cell wearable battery packs to customers who want a fully tested complete battery solution for a faster time to market. Battery packs are a complete tested battery system solution that feature packaging and electronics to control charging and safe discharging.
We are building a global footprint with the goal of serving customers. During this quarter, we announced agreements with Japanese distribution and manufacturing services company, Elematec Corporation, and South Korean power management and IoT-focused distributor, Semicomtech. We intend that both will support market expansion with pan-Asian shipping and distribution.
Finally, to serve high-volume customers, who often demand custom packaging, we accelerated into this year the delivery of our highly flexible Gen2 Agility Line a lower throughput Gen2 line designed for quick battery size changeover.
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
Access to Capital
Assuming we experience no significant delays in the research and development of our battery nor any deterioration in capital efficiency, we believe that our cash resources are sufficient to fund the continued build-out and production ramp as well as our Fab2 for growth. In April 2023, we completed our offerings of the Convertible Senior Notes. The net proceeds from the offerings were approximately $166.6 million. We used approximately $17.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions entered on April 20, 2023 in connection with such offerings. The remaining net proceeds will be used to build out a second battery cell manufacturing facility and fund the acquisition of production lines of our second-generation manufacturing equipment, and for working capital and other general corporate purposes.
Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Potential regulations, if adopted, could result in additional operating costs associated with compliance.
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
To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility in Fremont, California, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will continue to increase for the foreseeable future as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We established a research and development center in India that initially focuses on developing machine learning algorithms. In the second quarter of 2023, we also established an operations team in Malaysia and we target for Gen2 Autoline production in 2024.
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
Other Income (Expense)
Other income and expense primarily consists of dividends, interest income, interest expense and fair value adjustments for outstanding common stock warrants.
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

Results of Operations
Comparison of Quarter Ended July 2, 2023 to Prior Year's Quarter Ended July 3, 2022
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Quarters Ended
	July 2, 2023	July 3, 2022	Change ($)	% Change
Revenue	$42	$5,101	$(5,059)	N/M
Cost of revenue	14,235	5,739	8,496	148%
Gross margin	(14,193)	(638)	(13,555)	N/M
Operating expenses:
Research and development	16,553	15,827	726	5%
Selling, general and administrative	16,688	11,566	5,122	44%
Impairment of equipment	4,411	—	4,411	N/M
Total operating expenses	37,652	27,393	10,259	37%
Loss from operations	(51,845)	(28,031)	(23,814)	85%
Other income (expense):
Change in fair value of common stock warrants	(14,340)	26,400	(40,740)	(154)%
Interest income	3,150	629	2,521	N/M
Interest expense	(1,270)	—	(1,270)	N/M
Other expense, net	(1)	(133)	132	N/M
Total other income (expense), net	(12,461)	26,896	(39,357)	N/M
Net loss	$(64,306)	$(1,135)	$(63,171)	N/M
N/M – Not meaningful
Revenue
Revenue for the quarter ended July 2, 2023 was $42 thousand, which we recognized from our product shipments. Revenue for the quarter ended July 3, 2022 was $5.1 million, which was comprised of $5.1 million of Service Revenue and an immaterial amount of Product Revenue. Service Revenue was primarily attributed to the satisfaction of our final performance obligations for and our deliveries of (a) pilot cells and (b) battery packs to two customers under our Service Revenue customer contracts. Customer A represented $5.0 million of our total revenue for the quarter ended July 3, 2022.
As of both July 2, 2023 and January 1, 2023, we had $3.8 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the quarter ended July 2, 2023 was $14.2 million, compared to $5.7 million during the quarter ended July 3, 2022. The increase in cost of revenue of $8.5 million was attributable to $8.4 million of labor costs, $2.1 million of allocated depreciation expense and the remaining increase was related to direct materials, facility and other miscellaneous direct costs since we commenced our production in 2022. The increases were related to the ramp up of production from our Fab-1 during the quarter ended July 2, 2023. These increases were partially offset by a $3.5 million decrease in expenses incurred related to service revenue contracts that were completed in the second quarter of 2022.
As of both July 2, 2023 and January 1, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
In the beginning of June of 2022, we completed construction of our first production line and placed this equipment in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of revenue, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and idle costs to continue to increase. A full quarter of depreciation and idle costs was included in the second quarter of 2023 and approximately one month of depreciation and idle costs (since June 2022) was included in the corresponding period of 2022. In addition, we anticipate our factory overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support the build-out of additional production lines and maintain our new manufacturing facilities.
Research and Development Expenses
Research and development expenses for the quarter ended July 2, 2023 were $16.6 million, compared to $15.8 million during the quarter ended July 3, 2022. The increase of $0.7 million, or 5%, was primarily attributable to an increase in our research and development employee headcount resulting in a $4.0 million increase in salaries and employee benefits and a $1.6 million increase in stock-based compensation expenses, which were partially offset by decreases in research and development expenses as some of the overhead costs were period costs and recorded as cost of revenue in the second quarter of 2023 instead of research and development expense in the corresponding period in 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended July 2, 2023 were $16.7 million, compared to $11.6 million during the quarter ended July 3, 2022. The increase of $5.1 million, or 44%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $1.9 million in connection with the resignation of our former Chief Financial Officer (“CFO”). The remaining increase of $3.2 million was primarily due to an increase in our selling, general and administrative employee headcount resulting in a $0.9 million increase in salaries and employee benefits and a $2.3 million increase in stock-based compensation expenses.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Impairment of equipment
During the quarter ended July 2, 2023, we recognized $4.4 million of impairment charge during the quarter while no impairment charge was recorded in the corresponding period last year. See Note 4 “Property and Equipment” for more information.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $14.3 million for the quarter ended July 2, 2023 was attributable to an increase, during the quarter, in the fair value of the 6,000,000 common stock warrants that are held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during the quarter.
The change in fair value of common stock warrants of $26.4 million for the quarter ended July 3, 2022 was attributable to a decrease, during the quarter, in the fair value of the Private Placement Warrants.
Interest Income
Interest income for the quarter ended July 2, 2023 was $3.2 million, compared to $0.6 million during the quarter ended July 3, 2022. The increase of $2.5 million was primarily due to the fact that we received higher dividend income and interest income from our money market accounts and our investments during the quarter ended July 2, 2023 as compared to the corresponding period in 2022.
Interest Expense
Interest expense for the quarter ended July 2, 2023 was $1.3 million, which primarily incurred with the Convertible Senior Notes. No interest expense was incurred for the quarter ended July 3, 2022.

Comparison of Fiscal Year-to-date Ended July 2, 2023 to Prior Fiscal Year-to-date Ended July 3, 2022
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	Change ($)	% Change
Revenue	$63	$5,101	$(5,038)	N/M
Cost of revenue	26,483	6,254	20,229	N/M
Gross margin	(26,420)	(1,153)	(25,267)	N/M
Operating expenses:
Research and development	40,302	28,558	11,744	41%
Selling, general and administrative	43,962	23,435	20,527	88%
Impairment of equipment	4,411	—	4,411	N/M
Total operating expenses	88,675	51,993	36,682	71%
Loss from operations	(115,095)	(53,146)	(61,949)	117%
Other income (expense):
Change in fair value of common stock warrants	(27,180)	94,200	(121,380)	(129)%
Interest income	5,616	653	4,963	N/M
Interest expense	(1,270)	—	(1,270)	N/M
Other income (expense), net	20	(135)	155	(115)%
Total other income (expense), net	(22,814)	94,718	(117,532)	(124)%
Net income (loss)	$(137,909)	$41,572	$(179,481)	N/M
N/M – Not meaningful
Revenue
Revenue for the fiscal year-to-date ended July 2, 2023 was $0.1 million, which we recognized from our product shipments. Revenue for the fiscal year-to-date ended July 3, 2022 was $5.1 million, which was comprised of $5.1 million of Service Revenue and an immaterial amount of Product Revenue. Service Revenue was primarily attributed to the satisfaction of our final performance obligations for and our deliveries of (a) pilot cells and (b) battery packs to two customers under our Service Revenue customer contracts. Customer A represented $5.0 million of our total revenue for the fiscal year-to-date ended July 2, 2022.
As of both July 2, 2023 and January 1, 2023, we had $3.8 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal year-to-date ended July 2, 2023 was $26.5 million, compared to $6.3 million during the prior fiscal year-to-date ended July 3, 2022. The increase in cost of revenue of $20.2 million was attributable to $15.7 million of labor costs, $5.0 million of allocated depreciation expense, $3.0 million of facility and maintenance costs and increases in other miscellaneous expenses. The increases were related to the ramp up of production from our Fab-1 during the first half of the year. These increases were partially offset by a $4.0 million decrease in expenses incurred related to service revenue contracts that were completed in the corresponding period of 2022.
As of both July 2, 2023 and January 1, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
In the beginning of June of 2022, we completed construction of our first production line and placed this equipment in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of revenue, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and idle costs to continue to increase. Six months of depreciation and idle costs was included in the current year-to-date period costs and approximately one month of depreciation and idle costs (since June 2022) was included in the corresponding period of 2022. In addition, we anticipate our factory overhead expenses will continue to increase in the next

12 months as we continue to hire additional personnel to support the build-out of additional production lines and maintain our new manufacturing facilities.
Research and Development Expenses
Research and development expenses for the fiscal year-to-date ended July 2, 2023 were $40.3 million, compared to $28.6 million during the prior fiscal year-to-date ended July 3, 2022. The increase of $11.7 million, or 41%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $9.1 million in connection with the departures of our former Chief Technology Officer and a senior executive in the first quarter of 2023. The remaining increase of $2.6 million was an increase in our research and development employee headcount resulting in a $8.6 million increase in salaries and employee benefits, a $2.5 million increase in stock-based compensation expenses and a $1.3 million in depreciation and travel expenses, which were partially offset by decreases in research and development expenses as some of the overhead costs were period costs and recorded as cost of revenue in the current year instead of research and development expense in the corresponding period in for the fiscal year-to-date of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year-to-date period ended July 2, 2023 were $44.0 million, compared to $23.4 million during the prior fiscal year-to-date ended July 3, 2022. The increase of $20.5 million, or 88%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $15.7 million in connection with the departures of our former President, Chief Executive Officer and Director, former CFO and certain other executives in this year. The remaining increase of $4.8 million was primarily due to an increase in our selling, general and administrative employee headcount resulting in a $1.7 million increase in salaries and employee benefits and a $3.2 million increase in stock-based compensation expenses, which were partially offset by decreases in other miscellaneous expenses.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Impairment of equipment
In the second quarter of 2023, we recognized $4.4 million of impairment charge for the fiscal year-to-date ended July 2, 2023 while no impairment charge was recorded in the same period last year. See Note 4 “Property and Equipment” for more information.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $27.2 million for the fiscal year-to-date ended July 2, 2023 was attributable to an increase, during the current year, in the fair value of the 6,000,000 Private Placement Warrants. The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during the year.
The change in fair value of common stock warrants of $94.2 million for the fiscal year-to-date ended July 3, 2022 was attributable to a decrease, during the last year, in the fair value of the Private Placement Warrants.
Interest Income
Interest income for the fiscal year-to-date ended July 2, 2023 was $5.6 million, compared to $0.7 million during the fiscal year-to-date ended July 3, 2022. The increase of $5.0 million was primarily due to the fact that we received higher dividend income and interest income from our money market accounts and our investments for the fiscal year-to-date ended July 2, 2023 as compared to the corresponding period in 2022.
Interest Expense
Interest expense for the fiscal year-to-date ended July 2, 2023 was $1.3 million, which primarily incurred with the Convertible Senior Notes. No interest expense was incurred for the corresponding period last year.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings (net loss) adjusted for interest expense; income taxes; depreciation expense, and amortization expense. “Adjusted EBITDA” includes additional adjustments to EBITDA such as stock-based compensation expense; change in fair value of common stock warrants; impairment of equipment, loss on early debt extinguishment and other special items as determined by management which it does not believe to be indicative of its underlying business trends. EBITDA and Adjusted EBITDA are intended as supplemental financial measures of our performance that are neither required by, nor presented in accordance with GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends, and in comparing our financial measures with those of comparable companies, which may present similar Non-GAAP financial measures to investors.
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
Below is a reconciliation of net loss on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	$(64,306)	$(1,135)	$(137,909)	$41,572
Interest expense	1,270	—	1,270	—
Depreciation and amortization	3,502	1,352	7,100	1,800
EBITDA	(59,534)	217	(129,539)	43,372
Stock-based compensation expense	15,042	8,180	44,199	13,418
Change in fair value of common stock warrants	14,340	(26,400)	27,180	(94,200)
Impairment of equipment	4,411	—	4,411	—
Adjusted EBITDA	$(25,741)	$(18,003)	$(53,749)	$(37,410)
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

	Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022
Net cash used in operating activities	$(49,163)	$(40,299)
Capital expenditures	(15,724)	(14,473)
Free Cash Flow	$(64,887)	$(54,772)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through July 2, 2023 and expect to incur operating losses for the foreseeable future. As of July 2, 2023, we had cash, cash equivalents, restricted cash, and short-term investments of $409.4 million, working capital of $376.4 million and an accumulated deficit of $522.7 million.
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes, pursuant to an indenture, dated as of April 20, 2023 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The offerings and sale of the Convertible Senior Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance includes the exercise in full by the initial purchasers of their option to purchase an additional $22.5 million aggregate principal amount of Convertible Senior Notes and the issuance of $10.0 million principal amount of Convertible Senior Notes (the “Affiliate Notes”) to an entity affiliated with Thurman John “T.J.” Rodgers, the Company’s Chairman, in a concurrent private placement.
The Convertible Senior Notes are unsecured obligations and bear interest at a rate of 3.0% per year from April 20, 2023, and will be payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The Convertible Senior Notes and the Affiliated Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.
The net proceeds from the Convertible Senior Notes were approximately $166.6 million. We used approximately $17.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions entered on April 20, 2023 in connection with the offerings. The remaining net proceeds will be used to build out a second battery cell manufacturing facility and fund the acquisition of production lines of our second-generation manufacturing equipment, and for working capital and other general corporate purposes. See Note 7 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Following the issuance of Convertible Senior Notes, we invested in marketable securities. As of July 2, 2023, we had $66.1 million of short-term investments on the Condensed Consolidated Balance Sheet. We did not have short-term investments as of January 1, 2023.
Material Cash Requirements
As of July 2, 2023, we had cash, cash equivalents, restricted cash, and short-term investments of $409.4 million. We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In fiscal year 2023 and over the next several years, we expect that our cost of revenue, research and development expenses and selling, general and administrative expenses will continue to increase.
For the fiscal year-to-date ended July 2, 2023, we used $15.7 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. See more discussion on contractual obligations and commitments section below.
As discussed above, we entered the Agreement with YBS and will contribute 30% as the initial investment of $100.0 million for the equipment for the Gen2 Line 1 and facilitation costs, as set out in the Agreement. Enovix is in discussions with OCBC to provide collateral for YBS’ financing arrangement.
Based on the anticipated spending, timing of expenditures and the estimated net proceeds from the Convertible Senior Notes, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years-to-Date Ended
	July 2, 2023	July 3, 2022	Change ($)
Net cash used in operating activities	$(49,163)	$(40,299)	$(8,864)
Net cash used in investing activities	(81,460)	(14,473)	(66,987)
Net cash provided by financing activities	150,924	54,209	96,715
Change in cash, cash equivalents, and restricted cash	$20,301	$(563)	$20,864
Fiscal Year-to-date Ended July 2, 2023 Compared to Prior Year-to-date Ended July 3, 2022
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of cost of revenue and operating expenses. We continue to increase hiring for employees in supporting the ramping up of commercial manufacturing and being a public company. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.
Net cash used in operating activities was $49.2 million for the fiscal year-to-date ended July 2, 2023. Net cash used in operating activities consists of net loss of $137.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $27.2 million, stock-based compensation expense of $44.2 million, depreciation and amortization expense, net of accretion of $7.1 million and impairment of equipment of $4.4 million.
Net cash used in operating activities was $40.3 million for the fiscal quarter ended July 3, 2022. Net cash used in operating activities consists of net income of $41.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of convertible preferred stock warrants of $94.2 million, stock-based compensation expense of $13.4 million and depreciation and amortization expense of $1.8 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. Starting in the second quarter of 2023, we began to invest and purchase short-term investments. We expect the costs to acquire property and equipment to increase substantially in the near future as we continue to build-out our Fab1 and develop our battery manufacturing production lines in Malaysia. Net cash used in investing activities, which were primarily related to equipment purchases, were $15.7 million and $14.5 million for the fiscal quarters ended July 2, 2023 and July 3, 2022, respectively. During the fiscal year-to-date ended July 2, 2023, we purchased $65.7 million of investments. No investments were purchased in the corresponding period last year.
Financing Activities
Net cash provided by financing activities was $150.9 million for the fiscal quarter ended July 2, 2023, which primarily consisted of $172.5 million of gross proceeds from the Convertible Senior Notes, $1.0 million of proceeds from the exercise of stock options to purchase our common stock, par value $0.0001 per share (“Common Stock”) and $1.2 million of proceeds from our employee stock purchase plan (“ESPP”) to purchase our Common Stock, partially offset by $17.3 million of capped call transaction costs, $5.2 million of debt issuance costs, and $1.2 million of payroll tax payments for shares withheld upon vesting of restricted stock units
Net cash provided by financing activities was $54.2 million for the fiscal quarter ended July 3, 2022, which was primarily consisted of $52.8 million of net proceeds from the exercises of our common stock warrants and $1.1 million of proceeds from our ESPP to purchase our Common Stock.

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
As of July 2, 2023, we had $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. Please see Note 7 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancelable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation. As of July 2, 2023, our commitments included approximately $68.0 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please see Note 8 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As discussed above, we entered into the 10-year Agreement with YBS. We and YBS have agreed to share an initial investment of $100.0 million for the Gen2 Autoline 1 equipment and facilitation costs, as set out in the Agreement. We will contribute 30% and YBS has the obligation to finance the remainder 70%. YBS will obtain $70 million in financing for manufacturing operations under the Agreement from OCBC. We are in discussions with OCBC to provide collateral for YBS’ financing arrangement. Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, we reserve the right to purchase the Gen2 Line 1 by repaying the YBS financed amount set out in the Agreement net of depreciation and we shall also bear the early repayment penalty fee imposed by the financier, if any. The term of the Agreement is for ten years and automatically extends for an additional five years.
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
There have been no material changes to our critical accounting policies and estimates disclosed in Part II, Item 7 of the Annual Report on Form 10-K, except for the additions and updates to the accounting policies on investments as noted in Note 2 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of July 2, 2023, we had cash, cash equivalents, restricted cash, and short-term investments totaling $409.4 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of July 2, 2023, we had $172.5 million of Convertible Senior Notes with an annual interest rate of 3.0%. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
There was no material foreign currency risk for the quarter ended July 2, 2023. Our activities to date have been limited and were conducted primarily in the U.S.
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
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation may generally affect us by increasing our costs and expenses. Although there was no material inflation risk for the quarter ended July 2, 2023 as our activities to date have been primarily related to research and development activities, as well as our Fab1 construction, if our equipment and/or material costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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
As of July 2, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of July 2, 2023, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended July 2, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the heading “Litigation” in Note 8 “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our legal proceedings.
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
•We will need to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics in order to stay ahead of competition over time, which is difficult and we may not be able to do.
•We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance metrics as yield and costs.
•We are in the process of building out manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring additional facilities online, our business will be negatively impacted and could fail.
•We rely on a third-party contract manufacturer of our batteries which is based in Malaysia, and changes to our relationship with such third-party contract manufacturer, expected or unexpected, may result in delays or disruptions that could harm our business.
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

•If we are unable to attract and retain key employees and qualified personnel, including on a global basis, our ability to compete could be harmed.
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
Item 1A. Risk Factors
Risks Related to Our Manufacturing and Scale-Up
We will need to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics in order to stay ahead of competition over time, which is difficult and we may not be able to do.*
Our roadmap to improve our energy density, cycle life, fast charge, capacity roll off and gassing metrics requires us to implement higher energy density materials for both cathodes and anodes. To successfully use these materials, we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing tolerances and techniques. It could take us longer to incorporate these new materials, or we might not be able to achieve every cell performance specification required by customers. Further, we will need to make improvements in packaging technology to achieve our energy density, cycle life, fast charge, capacity roll off and gassing roadmap. These improvements may not be possible, could take longer or be more difficult than forecasted. This could reduce the performance or delay the availability of products to customers. In addition, we have not yet achieved every specification for all of the products we plan to produce in our first year of commercial production. The failure to achieve all of these specifications or adequately address each of these other challenges could impact the performance of our cells or delay the availability of these products to our customers.
We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance such as yield and costs.*
Although we have developed our Li-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, all of which has not yet been qualified to operate at large-scale manufacturing volumes. To meet our projected future demand, we believe we need to increase our manufacturing throughput and yield metrics. Meeting our goals will be a multi-quarter endeavor and we have experienced delays in meeting these goals to date. We may experience further delays improving manufacturing yield, throughput and equipment availability.
In addition, it may take longer than expected to install, qualify and release the Gen2 Autoline at Fab2 and make further modifications to the Gen1 equipment to achieve our goals for throughput and yield. It may also take longer than anticipated to install our Agility Line.
The work required to develop these processes and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with developers and equipment providers to ensure that it works properly for our unique battery technology. Such equipment may not arrive on schedule or may not be functioning as designed when it does arrive. This integration work will involve a significant degree of uncertainty and risk, and we have not in the past and may not in the future be able to achieve our goals for throughput and yield. Further, the integration work may result in the delay in the scaling up of production or result in additional cost to our battery cells, particularly if we encounter issues with performance or if we are unable to customize products for certain of our customers. Even after each of our Gen2 manufacturing line and Agility Line is installed, we expect that certain customers may require up to several months to complete technology qualification of the Gen2 line and/or the Agility Line before accepting product that is manufactured at high volume on the Gen2 line, if at all. In addition, even if we are able to achieve volume production for the existing uses of our batteries, we may face challenges relating to the scaling up of production for new uses of our batteries, including in the EV market.
Our Fremont pilot line and our large-scale Gen2 manufacturing lines require large-scale machinery. Such machinery has in the past suffered, and is likely to in the future suffer, unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed.
In addition, unexpected malfunctions of our production equipment have in the past significantly affected, and may in the future significantly affect, the intended operational efficiency. The people needed to remedy these malfunctions may not be readily available. Because this equipment has not previously been used to build lithium-ion battery cells, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters. Further, we have in the past experienced power outages at our facilities, and if these outages are more frequent or longer in duration than expected it could impact our ability to manufacture batteries in a timely manner. If our production equipment does not achieve the projected levels of its output or our production equipment becomes obsolete, it may be necessary to record an impairment charge to reduce the carrying value of our machinery and equipment and would adversely affect our results of operations and financial conditions.
Even if we are able to successfully complete development of and modify, as necessary, this new and complex manufacturing process, we may not be able to produce our lithium-ion batteries in commercial volumes in a cost-effective manner.
We are in the process of building out manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring an additional facility online, our business will be negatively impacted and could fail.*
Currently, we are continuing to build-out our manufacturing facility in Fremont, California. Even if we are able to overcome the challenges in designing and refining our manufacturing process, this manufacturing facility is currently anticipated to have two manufacturing lines and only one of such manufacturing lines will include a packaging line. We expect these two manufacturing lines will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand.
Even if we overcome the manufacturing challenges and achieve volume production of our lithium-ion battery, if the cost, performance characteristics or other specifications of the battery fall short of our or our customers’ targets, our sales, product pricing and margins would likely be adversely affected.
We have entered into an agreement with YBS, a third-party contract manufacturer of our batteries which is based in Malaysia. Changes to our relationship with YBS, expected or unexpected, may result in delays or disruptions that could harm our business.*
On July 26, 2023, we entered into a 10-year manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others, and which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected customer demands.
We and YBS have agreed to share an initial investment of $100.0 million for the equipment for the Gen2 Line 1 and facilitation costs, as set out in the Agreement. We will contribute 30% and YBS has the obligation to finance the remainder 70%. YBS will obtain $70.0 million in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). We are in discussions with OCBC to provide collateral for YBS’ financing arrangement. Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, we reserve the right to purchase the Gen2 Line 1 by repaying the YBS financed amount set out in the Agreement net of depreciation and we shall also bear the early repayment penalty fee imposed by the financier (if any). There is no guarantee that the financing for such facility will be secured on commercially reasonable terms or at all.
This manufacturing arrangement with YBS creates risk because we will rely on YBS for manufacturing facilities, procurement, personnel and financing among others. Further, manufacturing in Malaysia is subject to possible disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. Our manufacturing operations may be subject to natural occurrences and possible climate changes. Other events, including political or public health crises, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. As a result, in addition to disruptions to operations, our insurance premiums may increase, or we may not be able to fully recover any sustained losses through insurance. If this manufacturing arrangement does not perform as expected, it may materially and adversely affect our results of operations, financial condition and prospects.
In addition, our agreement with YBS exposes us to significant risks and limits our control and oversight over the management of manufacturing processes, capacity constraints, delivery timetables, product quality assurance and costs. If we fail to effectively manage our relationship with YBS, or if YBS is unable to meet our manufacturing requirements in a timely matter, or if we experience delays, disruptions or quality control problems, it may materially and adversely affect our business, prospects, financial condition and results of operations.
Furthermore, our ability to maintain a relationship with YBS is subject to risks associated with international operations, such as:
•    burdens of complying with a wide variety of laws and regulations;
•    unexpected changes in regulatory requirements;
•    exposure to political or economic instability and general economic fluctuations in Malaysia;
•    risks resulting from changes in currency exchange rates;
•    changes in diplomatic and trade relationships;
•    trade restrictions;
•    terrorist activities, natural disasters, epidemics, pandemics and other outbreaks, including the regional or local impacts of any such activity;
•    political, economic and social instability, war or armed conflict;
•    differing employment practices and laws and labor disruptions, including strikes and other work stoppages, strains on the available labor pool, labor unrest, changes in labor costs and other employment dynamics;
•    the imposition of government controls;
•    lesser degrees of intellectual property protection;
•    tariffs and customs duties, or other barriers to some international markets, and the classifications of our goods by applicable governmental bodies; and
•    a legal system subject to undue influence or corruption.
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
Our business depends on the continued supply of certain materials for our products and we expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. The cost of our batteries depends in part upon the prices and availability of raw materials such as lithium, silicon, nickel, cobalt, copper and/or other metals. The prices for these materials fluctuate and their available supply has been, and may continue to be, unstable depending on market conditions and global demand for these materials, including as a result of increased global production of EVs and energy storage products, recent inflationary pressures, supply chain disruption caused by pandemics or other outbreaks, such as the COVID-19 pandemic, and war or other armed conflicts, including Russia’s invasion of Ukraine. We also have experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. In addition, several large battery companies are developing and manufacturing key supplies such as cathode material on their own, and as a result such supplies may be proprietary to these companies. Reduced availability of these materials or substantial increases in the prices for such materials has increased, and may continue to increase, the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components, including as a result of recent inflationary pressures, by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.
Any disruption in the supply of components or materials could temporarily disrupt production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, labor shortages, the effects of pandemics or other outbreaks and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis.
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
We incurred net income (loss) of approximately $(137.9) million and $41.6 million, respectively, for the fiscal years-to-date ended July 2, 2023 and July 3, 2022 and an accumulated deficit of approximately $522.7 million as of July 2, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries.
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
Our Fab1 is in the early production stage and there are significant yield, material cost, performance and manufacturing process challenges to be solved prior to volume commercial production. We are likely to encounter further engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are not able to overcome these barriers in producing our batteries, our business could fail.

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
We must continue to commit significant resources to develop our battery technology in order to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements or develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results. Further, if we are unable to improve our energy density at a rate faster than the industry, our competitive advantage will erode. In addition, if we fail to produce batteries in large scale volume production at reduced unit cost, it may negatively impact our competitive advantage in the industry.
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
If we are unable to attract and retain key employees and qualified personnel on a global basis, our ability to compete could be harmed.*

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Dr. Raj Talluri began serving as our new Chief Executive Officer on January 18, 2023 and Farhan Ahmad began service as our new Chief Financial Officer on July 10, 2023. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. We are also dependent on the continued service of our other senior technical and management personnel because of the complexity of our products. Our senior management, including Dr. Talluri and Mr. Ahmad, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
Further, as we locate our new manufacturing facilities, build it out and bring it online, we will need to hire personnel to staff and maintain this facility with the technical qualifications, which we may not be able to do in the location at which this facility is located. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. As we build our brand and become more well known and grow globally, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
In the past, we had identified material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal year-to-date ended July 2, 2023.
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
Our failure to maintain effective controls and procedures required by Section 404(a)of the Sarbanes-Oxley Act of 2002 that are applicable to us could negatively impact our business.
We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those that were required of us as a privately held company. Management may not be able to maintain effective controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If we are not able to maintain the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We engaged a third party service provider to perform a review of our internal control over financial reporting. As we continue to grow, we will hire additional accounting and finance staff with appropriate public company experience and technical accounting knowledge to update the process documentation and internal controls for compliance with Section 404.
We have previously been and may in the future be involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.*
We have previously been and may in the future be subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We anticipate that we will be a target for lawsuits in the future, as we have been in the past.
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to our manufacturing scaleup. Following court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims was filed on July 7, 2023. The consolidated complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company or RSVAC’s common stock between June 24, 2021 and January 3, 2023. We and the other defendants intend to vigorously defend against the claims in these actions. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
Risks Related to Our Capital Needs and Capital Strategy
We may not have adequate funds to finance our operating needs and our growth, and may need to raise additional capital, which we may not be able to do.
The design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. We may need to raise additional capital to acquire our next manufacturing facility and build it out, as well as to support our manufacturing agreement with YBS. Adequate additional funding may not be available to us on acceptable terms or at all, and if the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted. Our failure to raise capital in the future would have a negative impact on our ability to complete our manufacturing facilities, our financial condition and our ability to pursue our business strategies. The amount of capital that we will be required to raise, and our ability to raise substantial additional capital, will depend on many factors, including, but not limited to:
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
•the emergence of competing technologies or other adverse market developments; and
•volatility in the equity markets, including as a result of rising interest rates, inflation or war or other armed conflict, such as Russia’s invasion of Ukraine.
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
As discussed in the condensed consolidated financial statements, in Part I, item 1 of this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We incurred net income (loss) of $(137.9) million and $41.6 million, respectively, for the fiscal years-to-date ended July 2, 2023 and July 3, 2022. As of July 2, 2023, we had an accumulated deficit of $522.7 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
Furthermore, if any of the conditions to the convertibility of the Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Senior Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders or holders of Affiliate Notes convert their Convertible Senior Notes or Affiliate Notes, respectively, following the satisfaction of those conditions and could materially reduce our reported working capital.
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
Historically, our stock price has been volatile. During the fiscal year ended January 1, 2023, our stock traded as high as $28.17 per share and as low as $7.26 per share, and from January 2, 2023 to July 31, 2023, our stock price has ranged from $23.90 per share to $6.50 per share. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline. As of August 7, 2023, we have outstanding a total of 160,126,939 shares of Common Stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Common Stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.
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
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars or other armed conflicts, health epidemics, pandemics and other outbreaks, such as the COVID-19 pandemic, the long-term effects of climate change and other calamities. Our headquarters and initial manufacturing facilities are located in Fremont, California, which is prone to earthquakes. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes due 2028, including the exercise in full by the initial purchasers of their option to purchase an additional $22.5 million aggregate principal amount of the Convertible Senior Notes. $10.0 million principal amount of the Convertible Senior Notes were issued to an entity affiliated with Thurman John “T.J.” Rodgers, the Company’s Chairman, in a concurrent private placement. We offered and sold the Convertible Senior Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, and for resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Convertible Senior Notes are convertible into shares of our common stock on the terms set forth in the Indenture. Additional information relating to the issuance of the Convertible Senior Notes can be found under “Convertible Senior Notes” in Note 7 “Borrowings” of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, as well as in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.1	April 21, 2023
10.1†	Manufacturing Agreement dated July 26, 2023, by and between Enovix Corporation and YBS International Berhad					X
10.2#	Employment Agreement, dated April 15, 2023, by and between Enovix Corporation and Arthi Chakravarthy	10-Q	001-39753	10.5	May 5, 2023
10.3#	Separation Agreement, dated June 28, 2023, by and between Enovix Corporation and Steffen Pietzke					X
10.4#	Employment Agreement, dated June 26, 2023, by and between Enovix Corporation and Farhan Ahmad					X
10.5#+	2023 Long-Term Incentive Plan under the 2021 Equity Incentive Plan	10-Q	001-39753	10.6	May 5, 2023
10.6#	Form of Global RSU Award Grant Notice under the 2023 Long-Term Incentive Plan	10-Q	001-39753	10.7	May 5, 2023
10.70	Form of Confirmation for Capped Call Transactions	8-K	001-39753	10.1	April 21, 2023
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
†    The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) the type of information that the Registrant both customarily and actually treats as private and confidential. In addition, certain exhibits and schedules to the referenced exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 9, 2023	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Farhan Ahmad
Farhan Ahmad
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)