Form 10-Q
period 2023-10-01
Enovix Corp
filed 2023-11-09
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, 167,774,133 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of October 1, 2023 and January 1, 2023	1
	Condensed Consolidated Statements of Operations for the quarters and fiscal years-to-date ended October 1, 2023 and October 2, 2022	2
	Condensed Consolidated Statements of Comprehensive Income for the quarters and fiscal years-to-date ended October 1, 2023 and October 2, 2022	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the quarters and fiscal years-to-date ended October 1, 2023 and October 2, 2022	4
	Condensed Consolidated Statements of Cash Flows for the fiscal years-to-date ended October 1, 2023 and October 2, 2022	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	67
Item 3	Defaults Upon Senior Securities	68
Item 4	Mine Safety Disclosures	68
Item 5	Other Information	68
Item 6.	Exhibits	69
	Signatures	71

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
•placement of equipment orders for our next-generation manufacturing lines, the speed of and space requirements for our next-generation manufacturing lines;
•factory sites and related considerations, including site selection, location and timing of build-out, and benefits thereof;
•ability to attract and hire additional service providers, the strength of our brand, the build-out of additional production lines, our ability to optimize our manufacturing process, our future product development and roadmap and the future demand for our lithium-ion battery solutions;
•ability to timely and successfully complete the strategic realignment of the Company’s first production line in Fremont and the corresponding restructuring;
•ability to deposit sufficient collateral for the foreign currency term loan from OCBC Bank (Malaysia) Berhad; and
•challenges that we may face as we integrate the business and operations of Routejade, a lithium-ion battery company that we acquired on October 31, 2023.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	October 1, 2023	January 1, 2023
Assets
Current assets:
Cash and cash equivalents	$270,817	$322,851
Short-term investments	100,522	—
Accounts receivable, net	1	170
Inventory	215	634
Deferred contract costs	—	800
Prepaid expenses and other current assets	4,182	5,193
Total current assets	375,737	329,648
Property and equipment, net	136,713	103,868
Operating lease, right-of-use assets	5,912	6,133
Deferred contract costs, non-current	800	—
Other assets, non-current	780	937
Total assets	$519,942	$440,586
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,272	$7,077
Accrued expenses	15,784	7,089
Accrued compensation	9,126	8,097
Deferred revenue	—	50
Other liabilities	944	716
Total current liabilities	44,126	23,029
Long-term debt, net	167,080	—
Warrant liability	44,940	49,080
Operating lease liabilities, non-current	7,538	8,234
Deferred revenue, non-current	3,774	3,724
Other liabilities, non-current	9	92
Total liabilities	267,467	84,159
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 161,665,677 and 157,461,802 as of October 1, 2023 and January 1, 2023, respectively	16	15
Preferred stock, $0.0001 par value; authorized shares of 10,000,000; no shares issued or outstanding as of October 1, 2023 and January 1, 2023, respectively	—	—
Additional paid-in-capital	791,340	741,186
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(538,868)	(384,774)
Total stockholders’ equity	252,475	356,427
Total liabilities and stockholders’ equity	$519,942	$440,586
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue	$200	$8	$263	$5,109
Cost of revenue	16,809	6,629	43,292	12,883
Gross margin	(16,609)	(6,621)	(43,029)	(7,774)
Operating expenses:
Research and development	13,508	13,948	53,810	42,506
Selling, general and administrative	17,245	13,110	61,207	36,545
Impairment of equipment	—	—	4,411	—
Restructuring cost	3,021	—	3,021	—
Total operating expenses	33,774	27,058	122,449	79,051
Loss from operations	(50,383)	(33,679)	(165,478)	(86,825)
Other income (expense):
Change in fair value of common stock warrants	31,320	(50,160)	4,140	44,040
Interest income	4,326	1,746	9,942	2,399
Interest expense	(1,557)	—	(2,827)	—
Other income (expense), net	109	80	129	(55)
Total other income (expense), net	34,198	(48,334)	11,384	46,384
Net loss	$(16,185)	$(82,013)	$(154,094)	$(40,441)

Net loss per share, basic	$(0.10)	$(0.53)	$(0.98)	$(0.27)
Weighted average number of common shares outstanding, basic	159,829,716	153,332,007	157,559,138	152,497,010
Net loss per share, diluted	$(0.29)	$(0.53)	$(1.00)	$(0.55)
Weighted average number of common shares outstanding, diluted	161,371,417	153,332,007	158,260,393	153,773,271
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net loss	$(16,185)	$(82,013)	$(154,094)	$(40,441)
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available-for-sale securities	11	—	(13)	—
Other comprehensive income (loss), net of tax	11	—	(13)	—
Total comprehensive loss	$(16,174)	$(82,013)	$(154,107)	$(40,441)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2023	157,461,802	$15	$741,186	$—	$(384,774)	$356,427
Issuance of common stock upon exercise of stock options	86,654	—	328	—	—	328
Early exercised stock options vested	—	1	82	—	—	83
RSUs vested, net of shares withheld for taxes	679,606	—	(777)	—	—	(777)
Repurchase of unvested restricted common stock	(138,599)	—	—	—	—	—
Stock-based compensation	—	—	29,653	—	—	29,653
Net loss	—	—	—	—	(73,603)	(73,603)
Balance as of April 2, 2023	158,089,463	16	770,472	—	(458,377)	312,111
Issuance of common stock upon exercise of stock options	93,921	—	643	—	—	643
Issuance of common stock under employee stock purchase plan	146,278	—	1,170	—	—	1,170
Early exercised stock options vested	—	—	14	—	—	14
RSUs vested, net of shares withheld for taxes	650,202	—	(448)	—	—	(448)
Repurchase of unvested restricted common stock	(68,445)	—	—	—	—	—
Stock-based compensation	—	—	15,374	—	—	15,374
Purchase of Capped Calls	—	—	(17,250)	—	—	(17,250)
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(64,306)	(64,306)
Balance as of July 2, 2023	158,911,419	16	769,975	(24)	(522,683)	247,284

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of July 2, 2023	158,911,419	$16	$769,975	$(24)	$(522,683)	$247,284
Issuance of common stock upon exercise of stock options	954,674	—	8,260	—	—	8,260
Issuance of common stock subject to return	1,304,954	—	—	—	—	—
Early exercised stock options vested	—	—	22	—	—	22
RSUs vested, net of shares withheld for taxes	656,367	—	(1,762)	—	—	(1,762)
Repurchase of unvested restricted common stock	(161,737)	—	—	—	—	—
Stock-based compensation	—	—	14,845	—	—	14,845
Change in net unrealized loss on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(16,185)	(16,185)
Balance as of October 1, 2023	161,665,677	$16	$791,340	$(13)	$(538,868)	$252,475

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 2, 2022	152,272,287	$15	$659,254	$(333,152)	$326,117
Issuance of common stock upon exercise of stock options	91,910	—	200	—	200
Issuance of common stock upon exercise of common stock warrants	4,126,466	—	47,452	—	47,452
Early exercised stock option vested	—	—	42	—	42
RSUs vested	34,941	—	—	—	—
Repurchase of unvested restricted common stock	(105,886)	—	—	—	—
Stock-based compensation	—	—	4,536	—	4,536
Net income	—	—	—	42,707	42,707
Balance as of April 3, 2022	156,419,718	15	711,484	(290,445)	421,054
Issuance of common stock upon exercise of stock options	46,807	—	77	—	77
Issuance of common stock under employee stock purchase plan	126,574	—	1,113	—	1,113
Early exercised stock option vested	—	—	28	—	28
RSUs vested	115,990	—	—	—	—
Repurchase of unvested restricted common stock	(30,399)	—	—	—	—
Stock-based compensation	—	—	7,603	—	7,603
Net loss	—	—	—	(1,135)	(1,135)
Balance as of July 3, 2022	156,678,690	15	720,305	(291,580)	428,740
Issuance of common stock upon exercise of stock options	204,483	—	1,775	—	1,775
Early exercised stock option vested	—	—	28	—	28
RSUs vested	209,156	—	—	—	—
Repurchase of unvested restricted common stock	(14,730)	—	—	—	—
Stock-based compensation	—	—	9,753	—	9,753
Net loss	—	—	—	(82,013)	(82,013)
Balance as of October 2, 2022	157,077,599	$15	$731,861	$(373,593)	$358,283

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net loss	$(154,094)	$(40,441)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,566	4,388
Amortization of right-of-use assets	436	407
Accretion of discount on investments	(1,499)	—
Amortization of debt issuance costs	497	—
Stock-based compensation	57,832	22,117
Changes in fair value of common stock warrants	(4,140)	(44,040)
Impairment of equipment	4,411	—
Changes in operating assets and liabilities:
Accounts receivable	169	(6)
Inventory	418	(452)
Prepaid expenses and other assets	546	(2,004)
Deferred contract costs	—	3,015
Accounts payable	4,338	(192)
Accrued expenses and compensation	3,113	(122)
Deferred revenue	—	(3,527)
Other liabilities	(1)	(46)
Net cash used in operating activities	(77,408)	(60,903)
Cash flows from investing activities:
Purchase of property and equipment	(32,979)	(31,366)
Purchases of investments	(115,736)	—
Maturities of investments	16,700	—
Net cash used in investing activities	(132,015)	(31,366)
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net	—	52,828
Proceeds from issuance of Convertible Senior Notes	172,500	—
Payments of debt issuance costs	(5,251)	—
Purchase of Capped Calls	(17,250)	—
Payroll tax payments for shares withheld upon vesting of RSUs	(2,988)	—
Proceeds from the exercise of stock options	9,232	2,052
Proceeds from issuance of common stock under employee stock purchase plan	1,169	1,112
Repurchase of unvested restricted common stock	(23)	(9)
Net cash provided by financing activities	157,389	55,983
Change in cash, cash equivalents, and restricted cash	(52,034)	(36,286)
Cash and cash equivalents and restricted cash, beginning of period	322,976	385,418
Cash and cash equivalents, and restricted cash, end of period	$270,942	$349,132

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022
Supplemental cash flow data (Non-cash):
Purchase of property and equipment included in liabilities	$19,324	$4,689
Accrued acquisition costs	1,115	—
Accrued debt issuance costs	666	794
The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets:

	Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022
Cash and cash equivalents	$270,817	$349,007
Restricted cash included in prepaid expenses and other current assets	125	125
Total cash, cash equivalents, and restricted cash	$270,942	$349,132
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception through October 1, 2023 and expects to incur operating losses for the foreseeable future. As of October 1, 2023, the Company had a working capital of $331.6 million and an accumulated deficit of $538.9 million. In April 2023, we closed private offerings of $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”). The net proceeds from the Convertible Senior Notes were approximately $166.6 million. The Company used approximately $17.3 million of the net proceeds from the offerings of the Convertible Senior Notes to pay the cost of the capped call transactions entered on April 20, 2023 in connection with such offerings. The Company will use the remaining net proceeds to build out a second battery cell manufacturing facility (“Fab2”) in Malaysia and fund the acquisition of production lines of the Company’s second-generation (“Gen2”) manufacturing equipment (“Gen2 Autolines”), and for working capital and other general corporate purposes. See Note 7 “Borrowings” for more information.
Based on the anticipated spending and timing of expenditures, the Company currently expects that its cash will be sufficient to meet its funding requirements over the next twelve months. Going forward, the Company may require additional financing for its future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
The Condensed Consolidated Balance Sheet as of October 1, 2023, the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statement of Comprehensive Income, the Condensed Consolidated Statements of Changes in Shareholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the quarters and fiscal years-to-date ended October 1, 2023 and October 2, 2022 are unaudited. These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, stockholders’ equity and cash flows for the periods presented above. The results of operations for the quarter and year-to-date ended October 1, 2023 are not necessarily indicative of the operating results for

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of January 1, 2023 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in the Company’s Annual Report on Form 10-K.
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
Summary of Significant Accounting Policies
Beginning in May 2023, the Company invested in marketable securities from time to time. In addition, during the third quarter of 2023, the Company acquired variable interests in a legal entity, which is considered as a variable interest entity (“VIE”), in connection with building out the Fab2 operations in Malaysia. For the assessment of the Company’s VIE, please refer to Note 13 “Variable Interest Entity” for more details. As a result of these activities, the Company made the following updates to the significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended January 1, 2023, included in the Company’s Annual Report on Form 10-K.
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
Variable Interest Entity
The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests is considered a VIE. The Company consolidates the VIE’s

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
balance sheet and results of operations into its condensed consolidated financials when the Company deems to be the primary beneficiary that meets both of the following criteria: (1) the Company has the power to direct activities that most significantly affect the VIE’s economic performance and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that in either case could potentially be significant to the VIE.
The Company continually reassesses whether the Company is the primary beneficiary of a VIE for the consolidation analysis. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in accordance with applicable GAAP. Please refer to Note 13 “Variable Interest Entity” for more details.
The Company will reconsider whether the entity is still a VIE if certain reconsideration events occur as defined in the Accounting Standards Codification (“ASC”) 810, Consolidation, issued by the Financial Accounting Standards Board (“FASB”).
Foreign Currency Transactions
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Monetary assets and liabilities of the Company's international subsidiaries that are denominated in foreign currency are remeasured into U.S. dollars at period-end exchange rates. Non-monetary assets and liabilities that are denominated in the foreign currency are remeasured into U.S. dollars at the historical rates. Foreign transaction gains and losses resulting from the conversion of the transaction currency to functional currency and remeasurement of foreign currency accounts are reflected in Other income (expense), net of the Condensed Consolidated Statements of Operations. For the quarter and fiscal year-to-date ended October 1, 2023, the Company recorded an immaterial amount of net foreign transaction gains in Other income (expense), net of the Condensed Consolidated Statements of Operations.
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
The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on the Company's Condensed Consolidated Balance Sheets. The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of October 1, 2023 and January 1, 2023 (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of October 1, 2023
Assets:
Cash equivalents:
Money Market Funds	$29,259	$—	$—	$29,259
Short-term investments:
U.S. Treasuries	—	100,522	—	100,522

Liabilities:
Private Placement Warrants	$—	$—	$44,940	$44,940

As of January 1, 2023
Assets:
Cash equivalents:
Money Market Funds	$319,946	$—	$—	$319,946
Liabilities:
Private Placement Warrants	$—	$—	$49,080	$49,080
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments
As of October 1, 2023
Money Market Funds	$29,259	$—	$—	$29,259	$29,259	$—
U.S. Treasuries	100,535	2	(15)	100,522	—	100,522
Total	$129,794	$2	$(15)	$129,781	$29,259	$100,522

As of January 1, 2023
Money Market Funds	$319,946	$—	$—	$319,946	$319,946	$—
As of October 1, 2023, the short-term investments have contractual maturity due within one year.
Private Placement Warrants
The Company’s liabilities are measured at fair value on a recurring basis, including 6,000,000 warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. As of October 1, 2023, the fair value of the Private Placement Warrants was $7.49 per share with an exercise price of $11.50 per share. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Private Placement Warrants
Fair value as of January 1, 2023	$49,080
Change in fair value	(4,140)
Fair value as of October 1, 2023	$44,940

Private Placement Warrants
Fair value as of January 2, 2022	$124,260
Change in fair value	(44,040)
Fair value as of October 2, 2022	$80,220
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of October 1, 2023	Private Placement Warrants Outstanding as of January 1, 2023
Expected term (in years)	2.8	3.5
Expected volatility	90.0%	92.5%
Risk-free interest rate	4.8%	4.2%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes
The Company considers the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded in the market. As of October 1, 2023, the fair value of the Convertible Senior Notes was $183.3 million.
Note 4. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of October 1, 2023 and January 1, 2023, consisted of the following (in thousands).

	October 1, 2023	January 1, 2023
Machinery and equipment	$74,565	$55,694
Office equipment and software	2,412	1,586
Furniture and fixtures	829	771
Leasehold improvements	30,012	24,565
Construction in process	49,956	33,268
Total property and equipment	157,774	115,884
Less: accumulated depreciation	(21,061)	(12,016)
Property and equipment, net	$136,713	$103,868

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

	Quarters Ended		Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Depreciation expense	$3,588	$2,857	$10,566	$4,388
Equipment Impairment
During the second quarter of 2023, the Company disposed a group of machinery and equipment and recorded an impairment charge of $4.4 million. There was no impairment charge recorded in the quarter ended October 1, 2023 and the impairment charge for the fiscal year-to-date ended October 1, 2023 was $4.4 million. As of October 1, 2023 and January 1, 2023, $0.6 million and $1.7 million of the impairment charges, respectively, were recorded as accrued expenses on the Condensed Consolidated Balance Sheet. These impaired assets were previously capitalized as “Machinery and equipment” category of property and equipment, net on the Condensed Consolidated Balance Sheets. No impairment of equipment was recorded for the corresponding periods in the prior year.
Note 5. Inventory
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Cost includes materials, labor, and normal manufacturing overhead related to the purchase and production of inventories. The Company values its inventory periodically to the lower of cost or NRV and records the difference to cost of revenue. Inventory consists of the following components (in thousands).

	October 1, 2023	January 1, 2023
Raw materials	$—	$481
Work-in-process	15	106
Finished goods	200	47
Total inventory	$215	$634
In connection with the restructuring plan as described in the Note 15 “Restructuring Costs,” the Company wrote off $0.6 million of raw materials as Restructuring cost in the Condensed Consolidated Statements of Operations for the quarter and fiscal year-to-day ended October 1, 2023. There was no write-off of inventory recorded for the corresponding periods in the prior year.
Note 6. Leases
The Company leases its headquarters, engineering and manufacturing space in Fremont, California under a single non-cancellable operating lease with an expiration date of August 31, 2030. In March 2021, the Company entered into a new agreement to lease office space in Fremont, California under a non-cancellable operating lease that expires in April 2026 with an option to extend for five years.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of lease costs were as follows (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Operating lease cost	$478	$453	$1,428	$1,292
Supplemental lease information:

	As of
Operating leases	October 1, 2023	January 1, 2023
Weighted-average remaining lease term	6.9 years	7.7 years
Weighted-average discount rate	6.8%	6.8%
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,053	$1,022
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of October 1, 2023 (in thousands).

Operating lease
2023 (remaining six months)	$353
2024	1,449
2025	1,492
2026	1,491
2027	1,513
Thereafter	4,262
Total	10,560
Less: imputed interest	(2,111)
Present value of lease liabilities	$8,449

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Borrowings
The Company’s long-term debt, net consists of the following (in thousands).

	Annual Interest Rate	Maturity Date	As of October 1, 2023
Convertible Senior Notes	3.0%	May 1, 2028	$172,500
Less: unamortized debt issuance costs			(5,420)
Long-term debt, net			$167,080

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
The net proceeds from the offerings were approximately $166.6 million. The Company used approximately $17.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions entered on April 20, 2023 in connection with the offerings. The Company will use the remaining net proceeds to build out Fab2 in Malaysia and fund the acquisition of Gen2 Autolines, and for working capital and other general corporate purposes.
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
In accounting for the issuance of the Convertible Senior Notes, the Company accounted for the Convertible Senior Notes as liability instruments and considered it as single units of account pursuant to the Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”). Accrued interest for the Convertible Senior Notes was recorded as Accrued expenses on the Condensed Consolidated Balance Sheet. Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, the debt issuance costs were recorded as a reduction to Long-term debt, net on the Condensed Consolidated Balance Sheet. For the fiscal year-to-date ended October 1, 2023, the Company incurred approximately $5.9 million of debt issuance costs relating to the issuance of the Convertible Senior Notes. There was no debt issuance cost recorded for the quarter ended October 1, 2023.
The following table summarizes the interest expenses related to Convertible Senior Notes, which are recorded within Interest expense in the Condensed Consolidated Statements of Operations (in thousands).

	October 1, 2023
	Quarter Ended	Fiscal Year-to-Date Ended
Coupon interest	$1,283	$2,326
Amortization of debt issuance costs	275	497
Total interest expense on Convertible Senior Notes	$1,558	$2,823
As of October 1, 2023, the Company had $2.3 million of accrued interest liability. There was no accrued interest liability as of January 1, 2023.
Capped Call Transactions
In connection with the issuance of the Convertible Senior Notes, the Company paid approximately $17.3 million to enter into capped call transactions with certain financial institutions (the “Capped Calls”) in the second quarter of 2023. The Capped Calls are generally expected to reduce the potential dilution to the Company's common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $21.17 per share (which represents a premium of 56.0% over the last reported sale price of the Company's common stock of $13.57 per share on The Nasdaq Global Select Market on April 17, 2023), and is subject to certain adjustments under the terms of the Capped Calls. The Company recorded the Capped Calls

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
as a reduction of stockholders' equity, not as derivatives, as the Capped Calls met certain accounting criteria. No subsequent remeasurement is required.
Note 8. Commitments and Contingencies
Purchase Commitments
As of October 1, 2023 and January 1, 2023, the Company’s commitments included approximately $73.7 million and $22.7 million, respectively, of the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 6 “Leases” for more details. For the Convertible Senior Notes obligation, please refer to Note 7 “Borrowings” for more details.
Performance Obligations
As of October 1, 2023, the Company had $3.8 million of performance obligations, which comprised of total deferred revenue and customer order deposits. Currently, the Company does not expect to recognize revenue from deferred revenue within the next twelve months.
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

Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. In September 2022, the Company began the mediation process. Based on the current knowledge of the legal proceeding, an estimate of possible loss liability was recorded on the Condensed Consolidated Balance Sheet as of October 1, 2023.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Securities Class Action Compliant
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to the Company’s manufacturing scaleups and testing of new equipment. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment, was filed on July 7, 2023. The consolidated complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company or RSVAC’s common stock between June 24, 2021 and January 3, 2023. The Company and the named officers and directors moved to dismiss the complaint on September 15, 2023. Based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.
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
Note 9. Warrants
Common Stock Warrants
On July 14, 2021, Enovix Corporation, a Delaware Corporation, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), and RSVAC Merger Sub Inc., a Delaware Corporation and wholly owned subsidiary of RSVAC, consummated the closing of the transactions contemplated by the Agreement and Plan of Merger, dated February 22, 2021 (the “Business Combination”). In connection with the Business Combination in July 2021, the Company assumed 17,500,000 common stock warrants outstanding, which consisted of 11,500,000 warrants held by third-party investors (the “Public Warrants”) and 6,000,000 Private Placement Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability. In the first quarter of fiscal year 2022, the Public Warrants were either exercised or redeemed. As of October 1, 2023 and January 1, 2023, there were no Public Warrants outstanding.
Private Placement Warrants
The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of the Sponsor in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of October 1, 2023 and January 1, 2023, the Company had 6,000,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10. Net Loss per Share
The following table sets forth the computation of the Company’s basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

	Quarters Ended		Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Numerator:
Net loss attributable to common stockholders - basic	$(16,185)	$(82,013)	$(154,094)	$(40,441)
Decrease in fair value of Private Placement Warrants	(31,320)	—	(4,140)	(44,040)
Net loss attributable to common stockholders - diluted	$(47,505)	$(82,013)	$(158,234)	$(84,481)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic	159,829,716	153,332,007	157,559,138	152,497,010
Dilutive effect of Private Placement Warrants	1,541,701	—	701,255	1,276,261
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	161,371,417	153,332,007	158,260,393	153,773,271

Net loss per share of common stock:
Basic	$(0.10)	$(0.53)	$(0.98)	$(0.27)
Diluted	$(0.29)	$(0.53)	$(1.00)	$(0.55)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Quarters Ended		Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Stock options outstanding	3,075,138	5,083,643	3,075,138	5,083,643
Restricted stock units and performance restricted stock units outstanding	12,602,239	5,933,914	12,602,239	5,933,914
Assumed conversion of Convertible Senior Notes	11,053,800	—	6,608,868	—
Private Placement Warrants outstanding	—	6,000,000	—	—
Employee stock purchase plan estimated shares	243,474	380,847	243,474	380,847
Note 11. Stock-based Compensation
The Company issues equity awards to employees and non-employees in the form of stock options, restricted stock units (“RSUs”) and performance based RSUs (“PRSUs”). Additionally, the Company also offers an employee stock purchase plan (“ESPP”) to its eligible employees. The Company uses Black-Scholes option pricing model to value its stock

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

	Quarters Ended		Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of revenue	$2,396	$1,067	$5,001	$1,317
Research and development	4,949	3,372	22,072	9,705
Selling, general and administrative	5,929	4,260	30,400	11,095
Restructuring cost	359	—	359	—
Total stock-based compensation expense	$13,633	$8,699	$57,832	$22,117
For the fiscal years-to-date ended October 1, 2023 and October 2, 2022, the Company capitalized $0.8 million and $1.2 million, respectively, of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, the Company accrued an immaterial amount of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of October 1, 2023.
As of October 1, 2023, there was approximately $140.1 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.9 years. As of October 1, 2023, there was approximately $0.5 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.1 years.
Equity Award Modification
For the first quarter of 2023, in connection with the retirement or resignation of several of the Company's management team members, including the Company's former Chief Executive Officer, the Company evaluated the change in employment status in accordance with ASC 718, Compensation - Stock Compensation. The Company concluded that the change in status impacted the vesting conditions as the term of equity award exercise period was extended and certain of the equity awards were accelerated and vested immediately. For the quarter ended October 1, 2023, there was no equity award modification. For the fiscal year-to-date ended October 1, 2023, the Company recognized $21.1 million of stock-based compensation expense related to the modifications. There is no equity modification occurred for the corresponding period last year.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarizes stock option activities for the fiscal year-to-date ended October 1, 2023 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 1, 2023	5,034,282	$9.07
Exercised	(1,135,249)	8.13		$13,446
Forfeited	(823,895)	9.20
Balances as of October 1, 2023	3,075,138	$9.39	7.5	$11,166

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of October 1, 2023 represents the value of the Company’s closing stock price at $12.55 on the last trading day of the quarter ended October 1, 2023 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
As of October 1, 2023, 657,981 shares remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of October 1, 2023 was immaterial and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.
Issuance of Common Stock Subject to Return
In connection with certain early exercised stock options, during the quarter ended October 1, 2023, the Company’s transfer agent erroneously issued an additional 1.3 million shares of common stock to several former executive officers as a result of an administrative issue. Based on the Company’s review and assessment as of October 1, 2023, the Company’s loss associated with this common stock issuance was approximately $22.4 million. Currently, the Company expects a full recovery of these common stock shares from the former executive officers. Both the issuance of these shares related to the loss and the corresponding receivable from the probable recovery were recorded as additional paid-in capital on the Condensed Consolidated Balance Sheet as of October 1, 2023. The loss amount and the offsetting probable recovery amount resulted in no impact to the Condensed Consolidated Statement of Operations for the quarter and fiscal year-to-date ended October 1, 2023. This estimate is based on the current known information available, which it is possible to change in the future.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal year-to-date ended October 1, 2023 (in thousands, except share and per share amount).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 1, 2023	5,910,097	$14.11	1,461,061	$13.41
Granted	9,417,880	10.98	769,006	13.13
Vested	(2,018,296)	13.29	(189,251)	13.41
Forfeited	(1,245,122)	13.16	(1,503,136)	13.35
Issued and unvested shares outstanding as of October 1, 2023	12,064,559	$11.90	537,680	$13.17
Note 12. Related Party
Employment Relationship
As of October 1, 2023, the Company employed two family members of the Company’s former Chief Executive Officer, who perform engineering work in the Fremont facility.
Affiliate Notes
On April 20, 2023, the Company issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, the Company’s Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on the Company’s Condensed Consolidated Balance Sheets. For the quarter and fiscal year-to-date ended October 1, 2023, the Company recorded $0.1 million of interest expense related to the Affiliate Notes in the Company’s Condensed Consolidated Statements of Operations. See Note 7 “Borrowings” for more information.
Note 13. Variable Interest Entity
YBS Agreement
On July 26, 2023, the Company entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others.
The Company and YBS agreed to share an initial investment of $100.0 million for the Gen2 Autoline 1 equipment and facilitation costs, as set out in the Agreement. Pursuant to the terms of the Agreement, the Company shall contribute 30% of the initial investment and YBS has the obligation to finance the remaining 70%. YBS assigned Orifast Solution Sdn Bhd (“OSSB”), a subsidiary, to manufacture lithium-ion batteries for Enovix under the terms and conditions of the Agreement. OSSB obtained $70.0 million of foreign currency term loan (the “Term Loan”) in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). The Term Loan is expected to be repaid within six years with a 12 months grace period.
Pricing under the Agreement is set on a cost-plus basis and the Company is subject to a minimum commitment pursuant to the Agreement. At any time during the first seven years of the Agreement’s term, the Company reserves the right to purchase the Gen2 Autoline 1 by repaying the equipment cost, net of depreciation, as defined in the Agreement. The Company also bears the early repayment penalty fee imposed by OCBC, if any. The term of the Agreement is for ten years and automatically extends for an additional five years.
On September 13, 2023, the Company entered into a cash deposit agreement with OCBC to collateralize the Term Loan and the deposit will be placed in an interest-bearing account with an interest rate on par with the loan rate of the Term

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Loan. The Company will deposit sufficient collateral for the Term Loan. As of October 1, 2023, there is no outstanding balance of the Term Loan and no deposit was made to OCBC for the collateralization.
Consolidated Variable Interest Entity
The Company consolidates a VIE when it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE, which could potentially be significant to the VIE, and, as a result, is considered the primary beneficiary of the VIE. As of October 1, 2023, the Company concluded that OSSB is considered a VIE and the Company is the primary beneficiary of OSSB based on certain assumptions and judgments made by the Company. As of October 1, 2023, the Company did not have an equity investment in OSSB. In accordance with GAAP, the Company consolidates 100% of OSSB financials. During the quarter ended and fiscal year-to-date ended October 1, 2023, OSSB had immaterial operating activities.
Note 14. Acquisition
On September 18, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Rene Limited, a corporation incorporated under the laws of the Republic of Korea (the “Seller”). On October 31, 2023, the Company closed the transaction contemplated by the Stock Purchase Agreement (the “Closing”) to purchase Routejade, Inc. (“Routejade”), a corporation incorporated under the laws of Republic of Korea.
The total estimated purchase consideration of such transaction consists of cash consideration in the amount of approximately $15.8 million and 5,923,521 shares of common stock of the Company, par value $0.0001, for the purchase of substantially all of the outstanding shares of Routejade (the “Routejade Acquisition”). This acquisition constitutes a business acquisition under the accounting standard for business combinations and, therefore, will be accounted for as a business combination using the acquisition method of accounting. Goodwill from this acquisition is not expected to be deductible for tax purposes. The valuation of assets acquired and liabilities assumed are still being appraised by a third-party and as such, the purchase price allocation is not yet complete.
For the quarter and fiscal year-to-date ended October 1, 2023, the Company recorded approximately $1.1 million of acquisition costs, which were included in Selling, general and administrative of the Condensed Consolidated Statements of Operations.
Note 15. Restructuring Costs
Strategic Realignment of Fab1
On October 3, 2023, the Company announced that it initiated a strategic realignment of the Company’s first production line (“Fab1”) in Fremont designed to refocus the facility from a manufacturing hub to its “Center for Innovation,” focused on new product development, including a plan of workforce reduction. Currently, the Company expects this restructuring plan to be substantially completed in the fourth quarter of 2023.
In connection with such strategic realignment, the Company recorded approximately $3.0 million of restructuring costs for the quarter and fiscal year-to-date ended October 1, 2023, which consisted of severance, termination benefits, stock-based compensation expense and inventory costs. These restructuring costs were reflected in Restructuring cost in the Condensed Consolidated Statements of Operations. As of October 1, 2023, the Company has not paid any of the restructuring costs and $2.1 million of the restructuring liability was included in Accrued compensation on the Condensed Consolidated Balance Sheet.
In addition, the Company also expects to recognize an accelerated depreciation expenses of approximately $36 million for Gen1 equipment between the fourth quarter of 2023 and the first quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of October 1, 2023 and for the quarter and fiscal year-to-date ended October 1, 2023 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Q3 2023 Highlights:
Following is a summary of the activities in the third quarter of 2023:
•In August 2023, we commenced Factory Acceptance Testing (“FAT”) of second generation (“Gen2”) manufacturing equipment on schedule and we recently completed FAT for one of the four zones of the production line.
•In September 2023, we entered a stock purchase agreement (the “Stock Purchase Agreement”) to acquire Routejade (the “Routejade Acquisition”). The total estimated purchase consideration of the Routejade Acquisition consists of cash consideration in the amount of approximately $15.8 million and 5,923,521 shares of our common stock, par value $0.0001 per share (“Common Stock”), for the purchase of substantially all of the outstanding shares of Routejade. The closing of the transaction contemplated by the Stock Purchase Agreement (the “Closing”) occurred on October 31, 2023. This acquisition helps us vertically integrate electrode coating to reduce our costs, enhance manufacturability, and speed up our technology development and provides approximately $3 to $4 million of revenue for the fourth quarter of 2023. See Note 14 “Acquisition” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
•Our battery has been selected for the FDA-approved accurate Meditech “Mini,” a multi-vital sign monitor to be sold at CVS, Walgreens, and Walmart in 2024.
•During the third quarter of 2023, we recognized $0.2 million of revenue, which was primarily from the shipment of our custom size Enovix batteries to the U.S. Army.
•On October 3, 2023, we announced that we initiated a strategic realignment of our first production line (“Fab1”) in Fremont, which is designed to refocus the facility from a manufacturing hub to its “Center for Innovation,” focused on new product development, including a plan of workforce reduction. Currently, we expect this restructuring plan to be substantially completed in the fourth quarter of 2023. This strategic realignment allowed us to stop 24/7 manufacturing, reduce our burn rate by approximately $22 million annualized and free up space for enhanced research and development and prototyping for automotive original equipment manufacturers (“OEMs”).
In connection with such strategic realignment, we recorded approximately $3.0 million of restructuring costs for the quarter and fiscal year-to-date ended October 1, 2023, which consisted of severance, termination benefits, stock-based compensation expense and inventory costs. These restructuring costs were reflected in Restructuring cost in our Condensed Statements of Operations. In addition, we also expect to recognize an accelerated depreciation expense of approximately $36.0 million for Gen1 equipment between the fourth quarter of 2023 and the first quarter of 2024. See Note 15 “Restructuring Costs” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Overall, we are on track to begin installing our new higher speed pilot line (“Agility Line”) for customer qualification and produce first samples from our first high-volume Gen2 Autoline in April 2024.
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
In the second quarter of 2022, we began production in our first production line (“Fab1”) of a standard battery cell sized for wearable devices such as a smartwatch and other Internet-of-Things (“IoT”) devices. In the first quarter of 2024, we plan to begin installing the Agility Line to produce custom size batteries more quickly for customer qualification and focus on custom cell development.
Commercialization
During the third quarter of 2023, we shifted from a horizontal business strategy focused on many customers to a vertical business strategy focused on a subset of customer relationships where our value proposition is highest. This shift includes a greater focus on custom battery designs aligned to key customer requirements such as energy density, cycle life, charge rate, and battery dimensions. These requirements can vary by customer and end market.
For example, in mobile, we are developing a battery with over 10% higher energy density than our current generation, with a targeted cycle life of 1,000 cycles, and a charge rate of 3C (i.e., full battery recharge in 20 minutes). By comparison, we have a customer that is willing to accept lower cycle life if it means even higher energy density. And in some IoT applications, customers are willing to trade off fast charge rates in exchange for higher energy density and cycling performance in extreme temperatures.
We are well-positioned to address our customer’s varying needs due to our material agnostic strategy, which allows us to fine tune battery performance parameters based the anodes and cathodes we combine. We are currently evaluating a dozen different anode cathode formulations, giving us multiple candidates to drive improvements in energy density, cycle life, and charge rate.
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

Access to Capital
Assuming we experience no significant delays in the research and development of our battery nor any deterioration in capital efficiency, we believe that our cash resources are sufficient to fund the continued build-out and production ramp as well as our Fab2 for growth. In April 2023, we completed our offerings of the Convertible Senior Notes. The net proceeds from the offerings were approximately $166.6 million. We used approximately $17.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions entered on April 20, 2023 in connection with such offerings. In addition, we will use the remaining net proceeds to build out a second battery cell manufacturing facility and fund the acquisition of production lines of our second-generation manufacturing equipment, and for working capital and other general corporate purposes.
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
Our inventory is stated at the lower of cost or net realizable value (“NRV”). Cost includes materials, labor, and normal manufacturing overhead related to the purchase and production of inventories. We value our inventory periodically to the lower of cost or NRV and record the difference to cost of revenue.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel-related expenses, marketing expenses, allocated facilities expenses, depreciation expenses, travel expenses, acquisition costs, and professional services expenses, including legal, human resources, audit, accounting and tax-related services. Personnel related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities.
We are expanding our personnel headcount to support the ramping up of commercial manufacturing and being a public company. Accordingly, we expect our selling, general and administrative expenses to increase significantly in the near term and for the foreseeable future.
Other Income (Expense)
Other income and expense primarily consists of dividends, interest income, interest expense, foreign currency transaction gain or loss and fair value adjustments for outstanding common stock warrants.
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

Results of Operations
Comparison of Quarter Ended October 1, 2023 to Prior Year's Quarter Ended October 2, 2022
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Quarters Ended
	October 1, 2023	October 2, 2022	Change ($)	% Change
Revenue	$200	$8	$192	N/M
Cost of revenue	16,809	6,629	10,180	154%
Gross margin	(16,609)	(6,621)	(9,988)	151%
Operating expenses:
Research and development	13,508	13,948	(440)	(3)%
Selling, general and administrative	17,245	13,110	4,135	32%
Restructuring cost	3,021	—	3,021	N/M
Total operating expenses	33,774	27,058	6,716	25%
Loss from operations	(50,383)	(33,679)	(16,704)	50%
Other income (expense):
Change in fair value of common stock warrants	31,320	(50,160)	81,480	(162)%
Interest income	4,326	1,746	2,580	148%
Interest expense	(1,557)	—	(1,557)	N/M
Other expense, net	109	80	29	36%
Total other income (expense), net	34,198	(48,334)	82,532	(171)%
Net loss	$(16,185)	$(82,013)	$65,828	N/M
N/M – Not meaningful
Revenue
Revenue for the quarter ended October 1, 2023 was $0.2 million, which resulted from our product shipments to the U.S. Army. Revenue for the quarter ended October 2, 2022 was immaterial.
As of both October 1, 2023 and January 1, 2023, we had $3.8 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the quarter ended October 1, 2023 was $16.8 million, compared to $6.6 million during the quarter ended October 2, 2022. The increase in cost of revenue of $10.2 million was attributable to $8.3 million of labor costs, $0.8 million of depreciation expense and the remaining increase was related to facility and other miscellaneous direct costs.
As of both October 1, 2023 and January 1, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
Research and Development Expenses
Research and development (“R&D”) expenses for the quarter ended October 1, 2023 were $13.5 million, compared to $13.9 million during the quarter ended October 2, 2022. The decrease of $0.4 million, or 3%, was primarily attributable to a $5.8 million decrease in R&D expenses as we ramp up our production as some of the overhead costs were period costs and recorded as cost of revenue in the third quarter of 2023 instead of R&D expenses in the corresponding period in 2022. This decrease was offset by a $2.2 million increase in R&D expenses being capitalized as fixed assets, a one-time severance, benefits and stock-based compensation expense of $1.7 million, a $0.7 million increase in salaries and employee benefits and other expenses including travel and depreciation expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended October 1, 2023 were $17.2 million, compared to $13.1 million during the quarter ended October 2, 2022. The increase of $4.1 million, or 32%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $2.1 million in connection with the resignation of our former Chief Financial Officer (“CFO”) and acquisition costs of $1.1 million, including professional service fees, in connection with the Routejade Acquisition. The remaining increase was primarily related to the setup of Malaysia operations.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Restructuring Cost
On October 3, 2023, we initiated a strategic realignment of our Fab1 in Fremont, including a restructuring plan with workforce reduction. We recorded $3.0 million of restructuring costs during the quarter ended October 1, 2023, which consisted of $2.4 million of severance and termination benefits and stock-based compensation expense and $0.6 million of inventory costs.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $31.3 million for the quarter ended October 1, 2023 was attributable to a decrease, during the quarter, in the fair value of the 6,000,000 common stock warrants that are held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price during the quarter.
The change in fair value of common stock warrants of $(50.2) million for the quarter ended October 2, 2022 was attributable to an increase, during the quarter, in the fair value of the Private Placement Warrants.
Interest Income
Interest income for the quarter ended October 1, 2023 was $4.3 million, compared to $1.7 million during the quarter ended October 2, 2022. The increase of $2.6 million was primarily due to the fact that we received higher dividend income and interest income from our money market accounts and our investments during the quarter ended October 1, 2023 as compared to the corresponding period in 2022.
Interest Expense
Interest expense for the quarter ended October 1, 2023 was $1.6 million, which primarily incurred with the Convertible Senior Notes issued in the second quarter of 2023. No interest expense was incurred for the quarter ended October 2, 2022.

Comparison of Fiscal Year-to-date Ended October 1, 2023 to Prior Fiscal Year-to-date Ended October 2, 2022
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	Change ($)	% Change
Revenue	$263	$5,109	$(4,846)	N/M
Cost of revenue	43,292	12,883	30,409	236%
Gross margin	(43,029)	(7,774)	(35,255)	N/M
Operating expenses:
Research and development	53,810	42,506	11,304	27%
Selling, general and administrative	61,207	36,545	24,662	67%
Impairment of equipment	4,411	—	4,411	N/M
Restructuring cost	3,021	—	3,021	N/M
Total operating expenses	122,449	79,051	43,398	55%
Loss from operations	(165,478)	(86,825)	(78,653)	91%
Other income (expense):
Change in fair value of common stock warrants	4,140	44,040	(39,900)	(91)%
Interest income	9,942	2,399	7,543	N/M
Interest expense	(2,827)	—	(2,827)	N/M
Other income (expense), net	129	(55)	184	N/M
Total other income (expense), net	11,384	46,384	(35,000)	(75)%
Net loss	$(154,094)	$(40,441)	$(113,653)	N/M
N/M – Not meaningful
Revenue
Revenue for the fiscal year-to-date ended October 1, 2023 was $0.3 million, which primarily resulted from our product shipments to the U.S. Army. Revenue for the fiscal year-to-date ended October 2, 2022 was $5.1 million, which was comprised of $5.1 million of Service Revenue and an immaterial amount of Product Revenue. Service Revenue was primarily attributed to the satisfaction of our final performance obligations for and our deliveries of (a) pilot cells and (b) battery packs to two customers under our Service Revenue customer contracts. Customer A represented $5.0 million of our total revenue for the fiscal year-to-date ended October 2, 2022.
As of both October 1, 2023 and January 1, 2023, we had $3.8 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal year-to-date ended October 1, 2023 was $43.3 million, compared to $12.9 million during the prior fiscal year-to-date ended October 2, 2022. The increase in cost of revenue of $30.4 million was attributable to $23.9 million of labor costs, $5.0 million of allocated depreciation expense, $4.2 million of facility and maintenance costs and increases in other miscellaneous expenses. The increases were related to the ramp up of production from our Fab1 during the first half of the year. These increases were partially offset by a $4.1 million decrease in expenses incurred related to service revenue contracts that were completed in the corresponding period of 2022.
As of both October 1, 2023 and January 1, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
In the beginning of June of 2022, we completed construction of our first production line and placed this equipment in service. As a result, we began depreciating this production equipment over its estimated useful life. We also began capitalizing inventory and recognizing factory overhead expenses in cost of revenue, which are largely fixed overhead costs (idle costs) that were previously recognized in research and development expenses. We expect equipment depreciation and overhead costs to continue to increase. Nine months of depreciation and overhead costs were included in the current year-to-date period costs while approximately four months of depreciation and overhead costs (since June 2022) were included in the corresponding period of 2022.
In addition, we anticipate our factory overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support the build-out of additional production lines and maintain our new manufacturing facilities.
Research and Development Expenses
Research and development expenses for the fiscal year-to-date ended October 1, 2023 were $53.8 million, compared to $42.5 million during the prior fiscal year-to-date ended October 2, 2022. The increase of $11.3 million, or 27%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $10.6 million in connection with the departures of our former Chief Technology Officer and certain other executives during this fiscal year. In addition, there were increases in our research and development employee headcount and compensation costs resulting in a $9.9 million increase in salaries and employee benefits, a $2.9 million increase in stock-based compensation expenses and a $2.0 million in depreciation and travel expenses. These increases were partially offset by $15.3 million decrease in research and development expenses as some of the overhead costs were period costs and recorded as cost of revenue in the current year instead of research and development expense in the corresponding period of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year-to-date period ended October 1, 2023 were $61.2 million, compared to $36.5 million during the prior fiscal year-to-date ended October 2, 2022. The increase of $24.7 million, or 67%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $17.9 million in connection with the departures of our former President, Chief Executive Officer and Director, former CFO and certain other executives during this fiscal year. The remaining increase of $6.8 million was primarily due to an increase in our selling, general and administrative employee headcount resulting in a $2.5 million increase in salaries and employee benefits and a $3.5 million increase in stock-based compensation expenses, a $1.1 million of acquisition costs, including professional service fees, in connection with the Routejade Acquisition. These increases were partially offset by decreases in other miscellaneous expenses.
We anticipate that our overhead expenses will continue to increase in the next 12 months as we continue to hire additional personnel to support and maintain our new manufacturing facilities, as well as for our operation expansion.
Impairment of equipment
We recognized $4.4 million of impairment charge for the fiscal year-to-date ended October 1, 2023 while no impairment charge was recorded in the same period last year. See Note 4 “Property and Equipment” for more information.
Restructuring Cost
On October 3, 2023, we initiated a strategic realignment of our Fab1 in Fremont, including a restructuring plan with workforce reduction. We recorded $3.0 million of restructuring costs during the fiscal year-to-date ended October 1, 2023, which consisted of $2.4 million of severance and termination benefits and stock-based compensation expense and $0.6 million of inventory costs.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $4.1 million for the fiscal year-to-date ended October 1, 2023 was attributable to a decrease, during the current year, in the fair value of the 6,000,000 Private Placement Warrants. The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price during the year.
The change in fair value of common stock warrants of $44.0 million for the fiscal year-to-date ended October 2, 2022 was attributable to a decrease, during the last year, in the fair value of the Private Placement Warrants.
Interest Income
Interest income for the fiscal year-to-date ended October 1, 2023 was $9.9 million, compared to $2.4 million during the fiscal year-to-date ended October 2, 2022. The increase of $7.5 million was primarily due to the fact that we received higher dividend income and interest income from our money market accounts and our investments for the fiscal year-to-date ended October 1, 2023 as compared to the corresponding period in 2022.
Interest Expense
Interest expense for the fiscal year-to-date ended October 1, 2023 was $2.8 million, which primarily incurred with the Convertible Senior Notes issued in the second quarter of 2023. No interest expense was incurred for the corresponding period last year.
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
We use Non-GAAP financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes. We believe that Non-GAAP financial information, when taken collectively with GAAP measures, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies. You should review the reconciliations below but not rely on any single financial measure to evaluate our business.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings (net loss) adjusted for interest expense; income taxes; depreciation expense, and amortization expense. “Adjusted EBITDA” includes additional adjustments to EBITDA such as stock-based compensation expense; change in fair value of common stock warrants; impairment of equipment, acquisition cost, restructuring cost, loss on early debt extinguishment and other special items as determined by management which it does not believe to be indicative of its underlying business trends. EBITDA and Adjusted EBITDA are intended as supplemental financial measures of our performance that are neither required by, nor presented in accordance with GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends, and in comparing our financial measures with those of comparable companies, which may present similar Non-GAAP financial measures to investors.
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

Below is a reconciliation of net loss on a GAAP basis to the Non-GAAP EBITDA and Adjusted EBITDA financial measures for the periods presented below (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net loss	$(16,185)	$(82,013)	$(154,094)	$(40,441)
Interest expense	1,557	—	2,827	—
Depreciation and amortization	2,900	2,995	10,000	4,795
EBITDA	(11,728)	(79,018)	(141,267)	(35,646)
Stock-based compensation expense (1)	13,274	8,699	57,473	22,117
Change in fair value of common stock warrants	(31,320)	50,160	(4,140)	(44,040)
Impairment of equipment	—	—	4,411	—
Restructuring cost (1)	3,021	—	3,021	—
Acquisition cost	1,115	—	1,115	—
Adjusted EBITDA	$(25,638)	$(20,159)	$(79,387)	$(57,569)

(1) $0.4 million of stock-based compensation expense is included in the restructuring cost line of the table above for the quarter and fiscal year-to-date ended October 1, 2023.
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

	Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022
Net cash used in operating activities	$(77,408)	$(60,903)
Capital expenditures	(32,979)	(31,366)
Free Cash Flow	$(110,387)	$(92,269)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through October 1, 2023 and expect to incur operating losses for the foreseeable future. As of October 1, 2023, we had cash, cash equivalents, restricted cash, and short-term investments of $371.5 million, working capital of $331.6 million and an accumulated deficit of $538.9 million.
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
The net proceeds from the Convertible Senior Notes were approximately $166.6 million. We used approximately $17.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions entered on April 20, 2023 in connection with the offerings. In addition, we will use the remaining net proceeds to build out a second battery cell manufacturing facility and fund the acquisition of production lines of our second-generation manufacturing equipment, and for working capital and other general corporate purposes. See Note 7 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Following the issuance of Convertible Senior Notes, we invested in marketable securities. As of October 1, 2023, we had $100.5 million of short-term investments on the Condensed Consolidated Balance Sheet. We did not have short-term investments as of January 1, 2023.
In addition, we continue to build our facility in Malaysia and purchase property and equipment during the year. As of October 1, 2023, we had higher accrued expenses, including accrued interest associated with Convertible Senior Notes, as compared to January 1, 2023.
Material Cash Requirements
As of October 1, 2023, we had cash, cash equivalents, restricted cash, and short-term investments of $371.5 million. We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In fiscal year 2023 and 2024, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our operations.
For the fiscal year-to-date ended October 1, 2023, we used $33.0 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. See more discussion on contractual obligations and commitments section below.
In the second quarter of 2023, we entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others. YBS assigned Orifast Solution Sdn Bhd (“OSSB”), a subsidiary, to manufacture lithium-ion batteries for Enovix under the terms and conditions of the Agreement. OSSB obtained $70.0 million of foreign currency term loan (the “Term Loan”) in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). On September 13, 2023, we entered into a cash deposit agreement with OCBC to collateralize the Term Loan and the deposit will be placed in an interest-bearing account with an interest rate on par with the loan rate of the Term Loan. We will deposit sufficient collateral for the Term Loan. As of October 1, 2023, there is no outstanding balance of the Term Loan and no deposit was made to OCBC for the collateralization. See Note 13 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As previously discussed in the Q3 2023 Highlights section, we entered into a Stock Purchase Agreement to acquire Routejade. The total estimated purchase consideration of the Routejade Acquisition consists of cash consideration in the amount of approximately $15.8 million and 5,923,521 shares of our Common Stock for the purchase of substantially all of the outstanding shares of Routejade. The Routejade Acquisition closed on October 31, 2023. See Note 14 “Acquisition” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As previously discussed in the Q3 2023 Highlights section, we expect the restructuring plan to be substantially completed in the fourth quarter of 2023. We recorded approximately $3.0 million of restructuring costs for the quarter and fiscal year-to-date ended October 1, 2023, which consisted of severance, termination benefits, stock-based compensation expense and inventory costs. We anticipate to pay out the majority of the restructuring costs in the fourth quarter of 2023. See Note 15 “Restructuring Costs” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years-to-Date Ended
	October 1, 2023	October 2, 2022	Change ($)
Net cash used in operating activities	$(77,408)	$(60,903)	$(16,505)
Net cash used in investing activities	(132,015)	(31,366)	(100,649)
Net cash provided by financing activities	157,389	55,983	101,406
Change in cash, cash equivalents, and restricted cash	$(52,034)	$(36,286)	$(15,748)
Fiscal Year-to-date Ended October 1, 2023 Compared to Prior Year-to-date Ended October 2, 2022
Operating Activities
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
Net cash used in operating activities was $77.4 million for the fiscal year-to-date ended October 1, 2023. Net cash used in operating activities consists of net loss of $154.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $4.1 million, stock-based compensation expense of $57.8 million, depreciation and amortization expense, net of accretion of $10.0 million and impairment of equipment of $4.4 million.
Net cash used in operating activities was $60.9 million for the fiscal quarter ended October 2, 2022. Net cash used in operating activities consists of net income of $40.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $44.0 million, stock-based compensation expense of $22.1 million and depreciation and amortization expense of $4.8 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. Starting in the second quarter of 2023, we began to invest and purchase short-term investments. We expect the costs to acquire property and equipment to increase substantially in the near future as we continue to build-out our Fab2 and develop our battery manufacturing production lines in Malaysia. Net cash used in investing activities, which were primarily related to equipment purchases, were $33.0 million and $31.4 million for the fiscal year-to-date ended October 1, 2023 and October 2, 2022, respectively. During the fiscal year-to-date ended October 1, 2023, we purchased $115.7 million of investments. No investments were purchased in the corresponding period last year. In addition, we had $16.7 million of investments mature during the fiscal year-to-date ended October 1, 2023.
Financing Activities
Net cash provided by financing activities was $157.4 million for the fiscal year-to-date ended October 1, 2023, which primarily consisted of $172.5 million of gross proceeds from the Convertible Senior Notes, $9.2 million of proceeds from the exercise of stock options to purchase our Common Stock and $1.2 million of proceeds from our employee stock purchase plan (“ESPP”) to purchase our Common Stock, partially offset by $17.3 million of capped call transaction costs, $5.3 million of debt issuance costs, and $3.0 million of payroll tax payments for shares withheld upon vesting of restricted stock units
Net cash provided by financing activities was $56.0 million for the fiscal year-to-date ended October 2, 2022, which was primarily consisted of $52.8 million of net proceeds from the exercises of our common stock warrants, $2.1 million of proceeds from the exercise of stock options to purchase our Common Stock and $1.1 million of proceeds from our ESPP to purchase our Common Stock.

Contractual Obligations and Commitments
We lease our headquarters, engineering, and manufacturing space in Fremont, California under a single non-cancellable operating lease with an expiration date of August 31, 2030. We also lease a small office in Fremont, California under a non-cancellable operating lease that expires in April 2026 with an option to extend the lease for five years. For the lease payment schedule, please see Note 6 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As of October 1, 2023, we had $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. Please see Note 7 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of October 1, 2023, our commitments included approximately $73.7 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please see Note 8 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As previously discussed, we are party to the Agreement with YBS. Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, we reserve the right to purchase the Gen2 Autoline 1 by repaying the equipment cost, net of depreciation, as defined in the Agreement net of depreciation and we shall also bear the early repayment penalty fee imposed by OCBC, if any. The term of the Agreement is for ten years and automatically extends for an additional five years. In addition, we entered into a cash deposit agreement with OCBC to collateralize the Term Loan. We will deposit sufficient collateral for the Term Loan. As of October 1, 2023, there is no outstanding balance of the Term Loan and no deposit was made to OCBC for the collateralization. See Note 13 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As previously discussed, we expect the restructuring plan to be substantially completed in the fourth quarter of 2023. We recorded approximately $3.0 million of restructuring costs for the quarter and fiscal year-to-date ended October 1, 2023, which consisted of severance, termination benefits, stock-based compensation expense and inventory costs. We anticipate to pay out majority portion of the restructuring costs in the fourth quarter of 2023. See Note 15 “Restructuring Costs” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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
There have been no material changes to our critical accounting policies and estimates disclosed in Part II, Item 7 of the Annual Report on Form 10-K, except for the additions to the accounting policies on investments as noted in Note 2 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of October 1, 2023, we had cash, cash equivalents, restricted cash, and short-term investments totaling $371.5 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of October 1, 2023, we had $172.5 million of Convertible Senior Notes with an annual interest rate of 3.0%. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
There was immaterial foreign currency risk for the quarter ended October 1, 2023 as we primarily conducted operations in the U.S. for the quarter and fiscal year-to-date ended October 1, 2023. Our operating activities in the international subsidiaries have been limited for the quarter ended and fiscal year-to-date ended October 1, 2023.
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
Inflation Risk
In recent months, inflation has continued to increase significantly in the U.S. and overseas resulting in rising transportation, wages, and other costs. Inflation may generally affect us by increasing our costs and expenses. Although there was no material inflation risk for the quarter ended October 1, 2023 as our activities to date have been primarily related to research and development activities, as well as our Fab2 construction, if our equipment and/or material costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenue. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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
As of October 1, 2023, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of October 1, 2023, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended October 1, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•We have acquired and may continue to acquire other businesses, which could require significant management attention, disrupt our business, or dilute stockholder value.
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
We are in the process of building out manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring an additional facility online, our business will be negatively impacted and could fail.*
In October 2023, we initiated a strategic realignment of our Fab1 in Fremont designed to refocus the facility from a manufacturing hub to a “Center for Innovation,” focused on new product development. Currently, we are preparing Fab2 for installing our new higher speed pilot line (“Agility Line”) for customer qualification, and building out our Fab2 in Malaysia. We currently anticipate to have multiple manufacturing lines in Fab2. We expect these manufacturing lines will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand.
Even if we overcome the manufacturing challenges and achieve volume production of our lithium-ion battery, if the cost, performance characteristics or other specifications of the battery fall short of our or our customers’ targets, our sales, product pricing and margins would likely be adversely affected.

We have entered into an agreement with YBS, a third-party contract manufacturer of our batteries which is based in Malaysia, and a deposit agreement related to our agreement with YBS. Changes to our relationship with YBS, expected or unexpected, may result in delays or disruptions that could harm our business.*
On July 26, 2023, we entered into a 10-year manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others, and which, if we are able to overcome the challenges in designing and refining our manufacturing process, will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected customer demands.
We and YBS agreed to share an initial investment of $100.0 million for the equipment for the Gen2 Autoline 1 and facilitation costs, as set out in the Agreement. Pursuant to the terms of the Agreement, we shall contribute 30% of the initial investment and YBS has the obligation to finance the remaining 70%. YBS assigned Orifast Solution Sdn Bhd (“OSSB”), a subsidiary of YBS, to manufacture lithium-ion batteries for Enovix under the terms and conditions of the Agreement. OSSB obtained $70.0 million of foreign currency term loan (the “Term Loan”) in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). The Term Loan shall be repaid within six years with a 12-month grace period.
We entered into a cash deposit agreement with OCBC to collateralize the loan (the “Deposit Agreement”). As of October 1, 2023, there is no outstanding balance on the loan and we have not made any deposit to OCBC for the collateralization. Pursuant to the Deposit Agreement, we will deposit sufficient collateral for the Term Loan in future periods. This cash collateral will be classified as restricted cash and will not be available to support ongoing working capital and investment needs. Upon the occurrence of an event of default, which includes our failure to satisfy our deposit obligations under the Deposit Agreement or the breach of certain of the covenants under the Deposit Agreement, OCBC is entitled to accelerate amounts due under the Deposit Agreement and dispose the collateral as permitted under applicable law. Any declaration by OCBC of an event of default could adversely affect our business, prospects, operating results and financial condition and could cause the price of our common stock to decline.
Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, we reserve the right to purchase the Gen2 Line 1 by repaying the equipment cost, net of depreciation, as defined in the Agreement and we shall also bear the early repayment penalty fee imposed by OCBC (if any).
Our manufacturing arrangement with YBS creates risks because we will rely on YBS for manufacturing facilities, procurement, personnel and financing among others. Further, manufacturing in Malaysia is subject to possible disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. Our manufacturing operations may be subject to natural occurrences and possible climate changes. Other events, including political or public health crises, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. As a result, in addition to disruptions to operations, our insurance premiums may increase, or we may not be able to fully recover any sustained losses through insurance. If this manufacturing arrangement does not perform as expected, it may materially and adversely affect our results of operations, financial condition and prospects.
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
Our operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks.*
We have commenced international manufacturing operations in Malaysia with YBS and recently acquired Routejade, a Korean-based battery manufacturer. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
International operations, including any manufacturing operations, are subject to a number of risks, including:

•    burdens of complying with a wide variety of laws and regulations;
•    unexpected changes in regulatory requirements;
•    exposure to political or economic instability and general economic fluctuations in the countries we operate;
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
The occurrence of any of these risks could negatively affect our international business or increase our costs and decrease our profit margins and consequently materially and adversely affect our business, operating results and financial condition.
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

The prices for these materials fluctuate and their available supply has been, and may continue to be, unstable depending on market conditions and global demand for these materials, including as a result of increased global production of EVs and energy storage products, recent inflationary pressures, supply chain disruption caused by pandemics or other outbreaks, such as the COVID-19 pandemic, and war or other armed conflicts, including Russia’s invasion of Ukraine and the Israel-Hamas war. We also have experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. In addition, several large battery companies are developing and manufacturing key supplies such as cathode material on their own, and as a result such supplies may be proprietary to these companies. Reduced availability of these materials or substantial increases in the prices for such materials has increased, and may continue to increase, the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components, including as a result of recent inflationary pressures, by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.
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
We may be unable to adequately control the costs associated with our operations and the components necessary to build our lithium-ion battery cells.*
We will require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our lithium-ion batteries and services, but also to control our costs. A large fraction of the cost of our battery, like most commercial batteries, is driven by the cost of component materials like anode and cathode powder, separator, pouch material, current collectors, etc. It also includes machined parts that are part of the package. We have assumed based on extensive discussions with vendors, customers, industry analysts and independent research, target costs at startup of production and an assumed cost reduction over time. These estimates may prove inaccurate and adversely affect the cost of our batteries.
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
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. For example, in October 2023 we initiated a strategic realignment of Fab1 in Fremont designed to refocus the facility from a manufacturing hub to a “Center for Innovation” focused on new product development, which resulted in a plan of workforce reduction. We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 15 “Restructuring Costs” to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
If we fail to achieve some or all of the expected benefits of any restructuring plans, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected.
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
We incurred net loss of approximately $154.1 million and $40.4 million, respectively, for the fiscal years-to-date ended October 1, 2023 and October 2, 2022 and an accumulated deficit of approximately $538.9 million as of October 1, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our Li-ion batteries.
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
We have acquired and may continue to acquire other businesses, which could require significant management attention, disrupt our business, or dilute stockholder value.*
On October 31, 2023, we acquired Routejade, a manufacturer of lithium-ion batteries. Although we have limited experience in acquisitions, we may continue to make future acquisitions of other companies, products and technologies for the ongoing development or expansion of our existing operations. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by existing and potential customers, vendors, suppliers, business partners or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
We have previously, and may in the future, pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of our equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
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
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal year-to-date ended October 1, 2023.
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
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to our manufacturing scaleups and testing of new equipment. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment, was filed on July 7, 2023. The consolidated complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company or RSVAC’s common stock between June 24, 2021 and January 3, 2023. The Company and the named officers and directors moved to dismiss the complaint on September 15, 2023. We and the other defendants intend to vigorously defend against the claims in these actions. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
Risks Related to Our Capital Needs and Capital Strategy
We may not have adequate funds to finance our operating needs and our growth, and may need to raise additional capital, which we may not be able to do.
The design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. We may need to raise additional capital to acquire our next manufacturing facility and build it out, as well as to support our manufacturing agreement with YBS and our cash deposit agreement with OBCB. Adequate additional funding may not be available to us on acceptable terms or at all, and if the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted. Our failure to raise capital in the future would have a negative impact on our ability to complete our manufacturing facilities, our financial condition and our ability to pursue our business strategies. The amount of capital that we will be required to raise, and our ability to raise substantial additional capital, will depend on many factors, including, but not limited to:
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
•the emergence of competing technologies or other adverse market developments; and

•volatility in the equity markets, including as a result of rising interest rates, inflation or war or other armed conflict, such as Russia’s invasion of Ukraine and the Israel-Hamas war.
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
As discussed in the condensed consolidated financial statements, in Part I, item 1 of this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We incurred net loss of $154.1 million and $40.4 million, respectively, for the fiscal years-to-date ended October 1, 2023 and October 2, 2022. As of October 1, 2023, we had an accumulated deficit of $538.9 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
Historically, our stock price has been volatile. During the fiscal year ended January 1, 2023, our stock traded as high as $28.17 per share and as low as $7.26 per share, and from January 2, 2023 to November 6, 2023, our stock price has ranged from $23.90 per share to $6.50 per share. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline. As of November 6, 2023, we have outstanding a total of 167,774,133 shares of Common Stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Common Stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by artificial intelligence, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in manufacturing – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. For example, new SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
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
Additionally, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We will be subject to such annual report disclosure requirements starting with our 2023 Form 10-K and we will be subject to such Form 8-K disclosure requirements starting December 18, 2023.
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
Convertible Senior Notes
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
Routejade Acquisition
As partial consideration for our acquisition of Routejade on October 31, 2023, we issued 5,923,521 shares of our common stock to Rene Limited (the “Seller”). The total estimated purchase consideration of such transaction consists of cash consideration in the amount of approximately $15.8 million and 5,923,521 shares of common stock of Enovix, par value $0.0001, for the purchase of substantially all of the outstanding shares of Routejade. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis of representations of eligibility and suitability made to the Company by the Seller.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended October 1, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act: (In thousands, except per share data)

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/3/2023 thru 7/30/2023	93,008	$17.78	—	—
7/31/2023 thru 8/27/2023	130,763	0.72	—	—
8/28/2023 thru 10/1/2023	32,506	0.75	—	—
Total	256,277	$6.91	—	—

(1)    A total of 94,540 shares were withheld by us from employees in satisfaction of the tax withholding obligations associated with the vesting of restricted stock units during the quarter.
(2)    We repurchased 161,737 shares from former employees for the early exercised stock options, which were unvested on the termination date, at the exercise price.
(3)     We did not have a repurchase program in place.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended October 1, 2023, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date (1)
Betsy Atkins, Board of Director	Adoption	August 29, 2023	x		35,506	—	December 26, 2024

*    Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**    “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)     The plan expires on December 26, 2024, or upon the earlier completion of all authorized transactions under the plan.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.1	April 21, 2023
10.1†	Cash Deposit Agreement dated September 13, 2023, by and between Enovix Corporation and OCBC Bank (Malaysia) Berhad					X
10.2†	Stock Purchase Agreement dated September 18,2023, by and between Enovix Corporation and Rene Limited					X
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

Dated: November 9, 2023	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Farhan Ahmad
Farhan Ahmad
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)