Form 10-K
period 2023-12-31
Enovix Corp
filed 2024-02-29
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2023 based on the closing price of the shares of common stock on such date as reported on The Nasdaq Global Select Market, was approximately $2.35 billion. Shares of voting stock held by each officer, director and each person known by the registrant to beneficially own 10% of more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2024, 168,504,136 shares of common stock, par value $0.0001 per share, were issued and outstanding.
Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

Enovix Corporation
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

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
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part I, Item 1A of this Annual Report on Form 10-K, and include, but are not limited to, those summarized on the following page. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.
Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our Investor Relations website (https://ir.enovix.com), our filings with the Securities and Exchange Commission (“SEC”), webcasts, podcasts, press releases, public conference calls and blogs published on our website. We use these mediums, including our website, to communicate with investors and the general public about our company, our products and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.
We also use our Twitter, LinkedIn, and Facebook accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our SEC filings, webcasts, press releases, public conference calls, and blogs published on our website. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K. These channels may be updated from time to time on our investor relations website.

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
•Our operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks.
•We may not be able to source or establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.
•We may be unable to adequately control the costs associated with our operations and the components necessary to build our lithium-ion battery cells and we may fail to achieve desired profitability levels if we fail to achieve our desired pricing.
•If our batteries fail to perform as expected, then our ability to develop, market and sell our batteries could be harmed.
•As a result of our recent acquisition, we currently have a concentration of customer accounts in the military and dependence on these customer accounts may create a risk to our financial stability.
•Our future growth and success depend on our ability to qualify new customers and the customer qualification cycles can take years.
•If we are unable to develop our business and effectively commercialize our products as anticipated, we may not be able to generate revenue or achieve profitability.
•We have acquired and may continue to acquire other businesses, which could require significant management attention, disrupt our business, or dilute stockholder value.
•Fluctuations in foreign currency exchange rates or interest rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.
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
•We may not have adequate funds to finance our operating needs and growth, and may need to raise additional capital, which we may not be able to do.
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

PART I
Item 1. Business
Company Overview
Enovix Corporation (the “Company,” “we,” “us,” “our” and “Enovix”) is on a mission to power the technologies of the future. We do this by designing, developing, manufacturing, and commercializing next generation Lithium-ion, or Li-ion, battery cells that significantly increase the amount of energy density and storage capacity relative to conventional battery cells. Our battery’s mechanical design, or “architecture,” allows us to use high performance chemistries while enabling safety and charge time advantages.
The benefit of an enhanced battery for portable electronics is devices that have more power budget available to keep up with user preferences for more advanced features and more attractive form factors. The benefit of an advanced battery for Electric Vehicles (“EVs”) is vehicles that charge faster with lower system costs.
Enovix was established in 2006 based on the premise that fundamentally altering battery performance would require a reinvention of the battery’s architecture. Our architecture allows us to use 100% active silicon and no graphite in the battery’s anode, which is the negative electrode that stores lithium ions when a battery is charged. The advantage of silicon over graphite is that it can theoretically store more than twice as much lithium as graphite, which increases a battery’s energy density and overall capacity. The battery industry has historically struggled to incorporate more than a small amount of silicon in the anode because silicon can swell and crack in conventional architectures, impacting safety and performance. By contrast, our architecture is designed to accommodate silicon’s swelling and apply stack pressure that alleviates the cracking problem.
We have devoted significant funds and resources to develop our battery’s architecture and the unique patterning and stacking assembly process for manufacturing our cells. This was done in conjunction with partnership and investment from several strategic partners in the solar and semiconductor industries. Since 2018, we have sampled batteries to customers that have validated the performance of our products. In 2020, we started procuring equipment for our first production line (“Fab1”). We recognized our first production revenue in the second quarter of 2022 from Fab1. In 2023, we identified a facility in Malaysia (“Fab2”) for high-volume production and acquired Routejade, Inc. (“Routejade”), a battery manufacturer in Korea, that has allowed us to vertically integrate electrode coating and battery pack manufacturing.
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
Historically, advancements in battery performance have come primarily from improvements in the active cathode and anode materials of the battery. The process of new materials discovery, development, testing, and qualification is by its nature a slow and arduous process and resulted in an anemic rate of battery improvement. At the same time, the electronic devices that these batteries power have dramatically increased their product features and energy requirements by capitalizing on the rapid and continuous electronic miniaturization provided by the semiconductor integrated circuit (“IC”) industry. This phenomenon, known as “Moore’s Law”, has resulted in electronic components doubling their transistor density (and thus the IC product features) about every two years. The disparity in improvement rates between

ICs and batteries has forced the consumer devices industry to compromise the usable feature sets and the operating time between battery charges.
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
Our founders conceived a completely different design for a battery. Rather than interleaving and winding long anode, cathode and separator strips into a roll, our founders proposed an architecture in which many short anodes and cathodes were positioned side by side, with a separator between each anode-cathode pair.
This architecture allows for a more efficient use of the volume of the battery, in contrast to a battery with rolled electrodes in a rectangular pouch, given the lack of precision of the winding process.
Uniquely Enabling Silicon Anodes
Looking at a problem from a different perspective often yields new opportunities and solutions that would otherwise not be possible. This is the case with our cell architecture. Rather than having long, wound electrodes that run parallel to the face of the battery, our cells have many small electrodes that are orthogonal to the largest face of the battery. This seemingly small difference has huge benefits. Specifically, our cell architecture is well-suited to accommodate the use of a silicon anode and therefore capitalize on the higher energy density it provides, as described below.
Silicon has long been heralded as the next important anode material. Silicon anodes can theoretically store more than twice as much lithium per unit volume than the graphite anode that is used in nearly all Li-ion batteries today.
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
Left unaddressed, these four problems have limited the practical application of silicon anodes in conventional lithium-ion battery cells. Our cell architecture uniquely solves these four technical problems to enable 100% active silicon anodes.
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
By contrast, when silicon anodes are used in our cell architecture, the anodes do not face the largest side of the battery; instead the anodes face a short side of the battery. Because these anode faces are small in area, this same 1,500 psi pressure, therefore, creates a force of only 210 pounds in the same size battery.
To manage this force, we invented a very thin (50-micron) stainless steel constraint system to surround the battery. This constraint system limits the battery from swelling and growing in size. Moreover, the constraint system keeps the anode and cathode materials under constant compression, maintaining excellent particle-to-particle connection.
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
A silicon anode, by contrast, can have a formation efficiency of roughly 50% to 60%, meaning that about 40% to 50% of the lithium is trapped in the silicon anode during formation and is no longer available for repeated cycling, reducing the battery’s capacity in half.
Our cell architecture uniquely enables a practical solution to this problem. Our cell assembly process has an added step called “pre-lithiation,” in which a thin lithium source is placed on top of the cell, within the package. By electrochemically coupling this lithium source to the electrodes, additional lithium can be dosed into the cell, replenishing the lithium lost during formation. Moreover, additional lithium beyond the initial replenishment can be dosed, providing a reservoir of lithium to a) counteract the normal lithium consumption that occurs in every battery during its life and b) provide the proper voltage balance to keep the minimum discharge voltage in the regime to be useful for devices.
The physical process by which the added lithium moves into the battery is called diffusion. The time required for lithium atoms to diffuse is proportional to the square of the diffusion distance. In a conventional battery architecture, the length of the electrode can be on the order of dozens of millimeters resulting in a pre-lithiation process that could take weeks to accomplish if a thin lithium source were placed on top of the cell. In our cell architecture, however, the lithium is required to travel a short distance, which can be accomplished in hours.
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
By addressing swelling, our cell architecture with its constraint system is designed to enable silicon anodes to achieve a minimum of 500 complete charge/discharge cycles to 80% remaining capacity. We plan to sample batteries in 2024 that extend cycle life to 1,000 cycles.
Benefits of Our Advanced Li-ion Battery
Mobile — The Li-ion battery also provided the increase in energy density needed for cell phones to evolve from their original “brick-size” into today’s sleek, sophisticated smartphone. Energy requirements continue to become more demanding as device original equipment manufacturers (“OEMs”) seek to launch heavy workload applications such as 4K and 8K video upload/download, multi-player gaming, enhanced camera capabilities and on-device artificial intelligence (“AI”). Just as it was 30 years ago, a significant increase in battery energy density will enable OEMs to continue improving user experience, functionality and battery life while keeping devices sizes small enough to fit in a pocket.
Computing — The Li-ion battery can also be credited for helping to usher in an era of portable PC computing. Users are now demanding higher performance from their portable PCs to accommodate everything from gaming to enterprise applications such as video conferencing. Ultimately users want “always on, all day” battery life, like that which they experience with their smartphones. Increased energy density is needed for this task, along with enabling more power-hungry features and AI.
IoT – The Internet-of-Things (“IoT”) market includes many types of devices powered by a Li-ion battery, including wearables, health/wellness devices, camera-based devices, power banks, location trackers, portable networking devices, augmented reality/virtual reality devices (“AR/VR”), and computing accessories, among others. Products in this market are often power budget constrained due to size. There is also a constant appetite in this market for power-hungry features such as sensors, high-speed connectivity, and utilization of AI processing. All of these features can be enabled by a higher energy density battery.
Electric Vehicles — According to BloombergNEF's Electric Vehicle Outlook 2023, the number of EVs will grow from 10.5 million in 2022 to 27.0 million in 2026. Replacing internal combustion engine vehicles with EVs can reduce emissions that contribute to smog and climate change, but mass adoption of EVs hinges on lower cost vehicles and faster charging times that resemble the gas station experience of filling up quickly. The orientation of the electrodes in our battery allow for significantly higher thermal conductivity, enabling a faster-charging EV battery.
Producing Our Battery
In addition to designing our battery, we also develop the advanced manufacturing processes needed to produce our batteries in high volume and at low cost.
We use the conventional Li-ion battery cell manufacturing techniques for processes such as electrode coating, cell packaging, test and aging. We then use our own proprietary tools on steps such as cell assembly where we laser pattern and stack the electrodes and then apply a stainless steel constraint.
Standard Li-ion battery production involves: 1) electrode fabrication, 2) cell assembly and 3) battery packaging and formation.
Electrode Fabrication — Sony developed and commercialized the first Li-ion battery in 1991 to meet the power requirements of its new handheld camcorder. Sony’s battery division adapted its existing magnetic recording tape production equipment to make batteries: 1) to mix chemical anode and cathode slurries, 2) to coat them onto metal foil current collectors, 3) to “calender” (flatten) the surface, 4) to slit the coated metal foil into electrode sheets and 5) to roll them up for packaging in cylindrical metal cans. While there have been process improvements over the years, electrodes for conventional Li-ion batteries are still fabricated using this standard method developed almost 30 years ago. In 2023, we acquired Routejade to bring this electrode fabrication capability in-house.
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
Cut-and-Stack Cell Assembly — Cut-and-stack cell assembly was introduced in 1995. Instead of winding and flattening, electrodes and separators are cut (or punched) into sheets, which are stacked horizontally. Cut-and-stack assembly provides better spatial efficiency than Jelly Roll wind-and-flatten assembly because the volume lost from the core is eliminated and space at the outside edges is reduced. Cut-and-stack cells are used in consumer, military and EV applications.
Enovix Roll-to-Stack Cell Assembly — We have designed proprietary tools, produced for us by precision automated equipment suppliers, which incorporate patented methods and processes to achieve precise laser patterning and high-speed roll-to-stack cell assembly.
Instead of cutting or punching, electrodes and separators are laser patterned and stacked. An in-line laser precisely patterns the electrodes and separators, which are then fed directly to a high-speed stacking tool.
Battery Packaging and Formation — Our battery uses the same battery packaging and formation process as a conventional Li-ion battery with exception of the pre-lithiation process noted above. In our manufacturing process, we add an incremental lithium source during packaging which is then diffused into the cell during the formation process.
Our Products
Our product strategy is to work closely with customers to understand key requirements and specifications for performance metrics such as energy density, cycle life, charge rate, and battery size.
We then develop battery “nodes” that share the same set of active materials and mechanical design and then build batteries at different sizes to accommodate customer requirements based on these nodes. Our product roadmap consists of future nodes at higher levels of energy density based on both materials and design innovation. Our goal is to drive energy density improvements at a faster rate than the Li-ion battery industry’s track record and introduce higher performing battery nodes over time. In 2023, we acquired Routejade and Routejade’s product portfolio consists of conventional Li-ion batteries that use graphite anodes, targeting IoT and military applications.
Our Competitive Strengths
100% Active Silicon Maximizes Anode Energy Density and Battery Capacity — Conventional Li-ion battery architecture only allows small amounts of silicon to be blended with graphite in the anode, limited by swelling. Our proprietary cell architecture enables use of silicon instead of graphite as the cycling material to achieve 100% active silicon anode that increases energy density and battery capacity.
Proprietary Manufacturing Process — In order to commercialize our unique architecture, we invented a customized manufacturing process that is not available “off-the-shelf” to conventional battery cell OEMs. In developing this process over multiple generations, we have accumulated significant intellectual property and trade secrets.
Full-Depth of Discharge Cycle Life — We have internally built and verified battery cells based on our proprietary cell architecture with an integrated structural constraint capable of 500 cycles, opening mass-market opportunities that were previously unobtainable with silicon anodes that failed to reach this many cycles. With further enhancements, we expect to increase cycle life to 1,000 cycles or more.
Architecture Enables Safety Innovation — Our architecture enables multiple parallel cell-to-busbar connections, which allow us in certain applications to apply a resistor at the busbar junction that can be utilized to regulate current flux in the event of an internal short. Our BrakeFlowTM system is designed to limit a shorted area from overheating and inhibits thermal runaway.
Architecture Enables Fast Charge — We have demonstrated a 0-80% state-of-charge in 5.2 minutes and a 0-98% state-of-charge in just under 10 minutes on 0.27Ah test cells. This fast charging is enabled by the fact that heat only has to travel a small distance from the center of our electrodes to the stainless steel constraint on the exterior.
Customer Tested in Multiple Form Factors — We have sampled pilot-production cells in several different sizes as part of product development programs. Applications cover a range of portable electronic products, including wearables, mobile handsets and laptop computers.
Practical Path to EV Market — We will initially validate our silicon anode Li-ion battery technology and production process in the quality-conscious, high-volume portable electronic device market. This will help mitigate technology and production risks as we look to commercialize our product for the EV market.

Home Grown IP — Unlike many advanced battery startups, which have licensed core technology from government or academic research laboratories, we have developed and own all our intellectual property. We received our first patents in 2012.
Research and Development
Our research and development (“R&D”) programs are focused on driving improvements in the performance and cost of our batteries and manufacturing equipment.
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
EV Batteries — Develop batteries targeted to the unique requirements of the EV industry.
Manufacturing and Supply Chain
We have historically manufactured Li-ion batteries in Fab1 at our Fremont, California, headquarters. In October 2023, we made the decision to locate all high-volume manufacturing in Asia to be near customers and suppliers and transition Fab1 to focus on new product development.
In March 2023, we selected a site for Fab2 in Penang, Malaysia at the Penang Science Park. In 2024, we plan to begin operating our first production line at this site to produce cells with a 100% active silicon anode.
In October 2023, we completed the acquisition of Routejade, which has two factories in Nonsan City that house a total of four automated battery production lines and two electrode coating lines.
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
Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 31, 2023, we had approximately 50 issued U.S. patents, approximately 160 issued foreign patents, approximately 30 pending U.S. patent applications and approximately 160 pending foreign counterpart patent applications.
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
Prospective competitors of ours include major manufacturers currently supplying the mobile device, EV and BESS industries, mobile device and automotive OEMs and potential new entrants to the industry. Incumbent suppliers of Li-ion batteries include Amperex Technology Ltd., Panasonic Corporation, Samsung SDI, Contemporary Amperex Technology Co. Ltd. and LG-Energy Solution Ltd. They supply conventional Li-ion batteries and, in some cases, Li-ion batteries with some silicon added to the anode. In addition, because of the importance of EVs, many automotive OEMs are researching and investing in advanced Li-ion battery efforts including battery development and production.
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
Government Regulation and Compliance
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, there are various government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, factory safety, and disposal of hazardous materials. In addition, substantially all of our import and export operations are subject to complex trade and customs laws, export controls, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. Further, the countries into which our products are imported or are or will be manufactured may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Our Fremont, California facility has been established as a foreign trade zone through qualification with U.S. Customs, and materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. While we may benefit from the adoption of a foreign trade zone by reduced duties, deferral of certain duties and tariffs and reduced processing fees, which help us realize a reduction in duty and tariff costs, the operation of our foreign trade zone requires compliance with applicable regulations and continued support of U.S. Customs with respect to the foreign trade zone program. Changes in export controls, tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.

Privacy and Security Laws
In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003.
The California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive. Furthermore, several states within the United States, including Colorado, Connecticut, Utah and Virginia, have enacted or proposed data privacy laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
The CCPA, UK GDPR, and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes different obligations on covered businesses, including affording privacy rights to consumers, business representatives and employees who are California residents, requires covered businesses to provide specific disclosures to California residents in privacy notices, and provides such individuals with certain privacy rights to their personal data. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages.
Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
The EU GDPR, UK GDPR, CCPA, and other laws exemplify the obligations our business may have in responding to the evolving regulatory environment related to personal data. Our compliance costs and potential liability may increase with this scattered regulatory environment.
See the section titled “General Risk Factors” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.
Human Capital
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our people through the granting of equity-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve Enovix’s objectives. As of December 31, 2023, we employed 560 full-time employees and one part-time employee. Approximately 54% of our employees are located in the United States and 46% of our employees are located in Asia Pacific, which includes Republic of Korea, Malaysia, and India.
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
We have an Inclusive Workplace program in place. As part of this program, we encourage and support Employee Resource Groups (“ERGs”). Our ERGs are focused on women in leadership, wellness, and global cultures. We have implemented training and are engaged in community building. Our training program for our managers covers inclusive recruiting practices, inclusive leadership, and collaboration.
Building a company where everyone feels that they belong is a priority at Enovix. Our Core Values are reinforced in new hire training and everyday interactions.
Corporate Information
Our principal executive offices are located at 3501 W. Warren Avenue, Fremont, CA 94538.
Available Information
We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Copies of our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to such reports are also made available, free of charge, on our investor relations website at https://ir.enovix.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

Risks Related to Our Manufacturing and Scale-Up
We will need to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics in order to stay ahead of competition over time, which is difficult, and we may not be able to do.
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
We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance such as yield and costs.
Although we have developed our lithium-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, all of which has not yet been qualified to operate at large-scale manufacturing volumes. To meet our projected future demand, we believe we need to increase our manufacturing throughput and yield metrics. Meeting our goals will be a multi-quarter endeavor and we have experienced delays in meeting these goals to date. We may experience further delays improving manufacturing yield, throughput and equipment availability.
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
In addition, unexpected malfunctions of our production equipment have in the past significantly affected, and may in the future significantly affect, the intended operational efficiency. The people needed to remedy these malfunctions may not be readily available. Because this equipment has not previously been used to build lithium-ion battery cells, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters. Further, we have in the past experienced power outages at our facilities, and if these outages are more frequent or longer in duration than expected, it could impact our ability to manufacture batteries in a timely manner. If our production equipment does not achieve the projected levels of its output or our production equipment becomes obsolete, it may be necessary to record an impairment charge to reduce the carrying value of our machinery and equipment and it would adversely affect our results of operations and financial conditions.
Even if we are able to successfully complete development of and modify, as necessary, this new and complex manufacturing process, we may not be able to produce our lithium-ion batteries in commercial volumes in a cost-effective manner.
We are in the process of building out manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring an additional facilities online, our business will be negatively impacted and could fail.

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
We and YBS agreed to share an initial investment of $100.0 million for the equipment for the Gen2 Autoline 1 and facilitation costs, as set out in the Agreement. Pursuant to the terms of the Agreement, we shall contribute 30% of the initial investment and YBS has the obligation to finance the remaining 70%. YBS assigned Orifast Solution Sdn Bhd (“OSSB”), a subsidiary of YBS, to manufacture lithium-ion batteries for Enovix under the terms and conditions of the Agreement. OSSB obtained $70.0 million of term loan (the “Term Loan”) in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). The Term Loan shall be repaid within five years.
We entered into a cash deposit agreement with OCBC to collateralize the loan (the “Deposit Agreement”). As of December 31, 2023, there is no outstanding balance on the loan and no deposit was made to OCBC for the collateralization. As of December 31, 2023, we had $70.0 million deposit in an interest-bearing account with OCBC. Pursuant to the Deposit Agreement, we will deposit sufficient collateral for the Term Loan in future periods. This cash collateral will be classified as restricted cash and will not be available to support ongoing working capital and investment needs. Upon the occurrence of an event of default, which includes our failure to satisfy our deposit obligations under the Deposit Agreement or the breach of certain of the covenants under the Deposit Agreement, OCBC is entitled to accelerate amounts due under the Deposit Agreement and dispose the collateral as permitted under applicable law. Any declaration by OCBC of an event of default could adversely affect our business, prospects, operating results and financial condition and could cause the price of our common stock to decline.
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
Our operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks.
We have commenced international manufacturing operations in Malaysia with YBS and, in October 2023, we acquired Routejade, a battery manufacturer in Korea. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
The unavailability of any equipment component could result in delays in constructing the manufacturing equipment, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our lithium-ion batteries production, as well as impact our capacity. Moreover, significant increases in our production or product design changes by us may in the future require us to procure additional components in a short amount of time. We have faced in the past, and may face in the future suppliers who are unwilling or unable to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources, which may further impact our timelines and costs. While we believe that we will be able to secure additional or alternate sources for most of our components, there is no assurance that we will be able to do so quickly or at all. Any inability or unwillingness of our suppliers to deliver necessary product components at timing, prices, quality and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations and cash flows.
Our business depends on the continued supply of certain materials for our products and we expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. The cost of our batteries depends in part upon the prices and availability of raw materials such as lithium, silicon, nickel, cobalt, copper and/or other metals. The prices for these materials fluctuate and their available supply has been, and may continue to be, unstable depending on market conditions and global demand for these materials, including as a result of increased global production of EVs and energy storage products, recent inflationary pressures, supply chain disruption caused by pandemics or other outbreaks, and war or other armed conflicts, including Russia’s invasion of Ukraine and the Israel-Hamas war. We also have experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. In addition, several large battery companies are developing and manufacturing key supplies such as cathode material on their own, and as a result such supplies may be proprietary to these companies. Reduced availability of these materials or substantial increases in the prices for such materials has increased, and may continue to increase, the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components, including as a result of recent inflationary pressures, by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.
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
Currency fluctuations, trade barriers, trade sanctions, export restrictions, tariffs, embargoes or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, our factories are located in Fremont, California, Malaysia and Korea and our products require materials and equipment manufactured outside these countries, including the PRC. If tariffs are placed on these materials and equipment, it could materially impact our ability to obtain materials on commercially reasonable terms.
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
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. For example, in October 2023 we initiated a strategic realignment of Fab1 in Fremont designed to refocus the facility from a manufacturing hub to a “Center for Innovation” focused on new product development, which resulted in a plan of workforce reduction. We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during transitional periods, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 15 “Restructuring Costs” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
If we fail to achieve some or all of the expected benefits of any restructuring plans, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected.
Risks Related to Our Customers
Our relationships with our current customers are subject to various risks which could adversely affect our business and future prospects.
Our customers’ products are typically on a yearly or longer refresh cycles. If we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to pass all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temp storage capacity and swelling, etc.. Batteries are known in the market to have historically faced risk associated with safety, and therefore customers can be reluctant to take risks on new battery technologies. Since new battery technologies have not been widely adopted by customers in the battery market, it may be difficult for us to overcome customer risk objections. If unanticipated problems arise, it may raise warranty costs and adversely affect revenue and profit.
Our sales to military customers often involve standard form contracts, which may not be subject to negotiation. In particular, certain of these contracts involve unlimited damages provisions that could result in large-scale liabilities. In addition, one of our customers has exclusive rights to purchase our batteries for use in the augmented reality and virtual reality space through 2024, which could limit our ability to sell batteries to other customers and grow our business in such space through 2024.
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
Our cell architecture is different than others and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to action cameras, portable gaming and smartwatches built for children. In addition, we have limited historical data on the performance and reliability of our batteries over time, and therefore it could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. In addition, the electrodes and separator structure of our battery is different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field, which could further result in the failure of our end customers’ products as well as the loss of life or property. Such an event could result in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to damage in the market. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.
As a result of our recent acquisition, we currently have a concentration of customer accounts in the military and dependence on these customer accounts may create a risk to our financial stability.
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. As a result of our acquisition of Routejade in October 2023, our current revenue stream is derived largely from on a limited number of key customers, including military contractors. A single customer, who is a military subcontractor in South Korea, accounted for approximately 75% of our total revenue for the fiscal year 2023. Any adverse changes in the purchasing behavior, financial stability, or strategic direction of these key customers could significantly impact our revenue. The terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures. Moreover, the expiration, termination, or renegotiation of contracts, whether from the integration of these customers as a result of the acquisition or otherwise, could lead to uncertainty and volatility in our revenue stream. Lack of diversification increases our susceptibility to adverse events affecting our key customers. The loss of a significant customer or a substantial reduction in business volume from key accounts could have a material adverse effect on our financial performance, cash flows, and ability to fund its operations, capital expenditures, and strategic initiatives. While we may seek to mitigate the risks associated with customer concentration through diversification efforts, expanded market reach, and enhanced customer relationship management, there can be no assurance that such measures will be successful in offsetting the potential adverse impacts of customer concentration.
Furthermore, such government contracts may be subject to procurement laws relating to the award, administration and performance of those contracts. Additionally, governmental entities are variously pursuing policies that may affect our ability to sell our products and services. Changes in government procurement policy, priorities, regulations, technology initiatives and/or requirements may negatively impact our ability to continue to earn revenue from government and military customers.
Our future growth and success depend on our ability to qualify new customers and the customer qualification cycles can take years to complete.
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
Customer qualification cycles are long and it can take many years for our products to qualify for customer shipment. There are numerous and rigorous safety, performance and other tests that we need to pass in order to achieve a customer design win. If we fail to qualify new customers in a timely manner, our business, financial condition and operating results may be harmed.
Our future growth and success depend on our ability to sell effectively to large customers.
Our potential customers are manufacturers of products that tend to be large enterprises and organizations, including the military. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.
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
We incurred net loss attributable to Enovix of approximately $214.1 million and $51.6 million, respectively, for the fiscal years 2023 and 2022 and an accumulated deficit of approximately $598.8 million as of December 31, 2023. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: (i) continue to incur significant expenses in connection with the development of our manufacturing process and the manufacturing of our batteries; (ii) secure additional manufacturing facilities and invest in manufacturing capabilities; (iii) build up inventory of components for our batteries; (iv) increase our sales and marketing activities; develop our distribution infrastructure; and (v) increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in substantial revenue, which would further increase our losses.
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
Our Fab2 facility is under construction and at the developing stage. We may encounter yield, material cost, performance and manufacturing process challenges to be solved when it will shift to production stage, prior to volume commercial production. We may be likely to encounter further engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are not able to overcome these barriers in producing our batteries, our business could fail.
The Gen2 manufacturing equipment requires qualified labor to inspect the parts to ensure proper assembly. We have already experienced equipment malfunctions during the scaling up of the manufacturing process, and the lack of qualified labor to inspect our batteries may further slow our production and impact our manufacturing costs and production schedule.
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
On October 31, 2023, we acquired Routejade, a manufacturer of lithium-ion batteries. Although we have limited experience in acquisitions, we may continue to make future acquisitions of other companies, products and technologies for the ongoing development or expansion of our existing operations. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by existing and potential customers, vendors, suppliers, business partners or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may not be able to fully realize the anticipated profits or other benefits of any particular transaction in the timeframe we expected or at all due to competition, market trends, additional costs or investments, the actions of advisors, suppliers or other third parties, or other factors. The transaction has resulted, and in the future may result, in significant costs and expenses. Finally, we may have failed to identify significant issues with the target during the due diligence process that may result in significant liabilities.
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
Fluctuations in foreign currency exchange rates or interest rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.
Changes in the value of foreign currencies relative to the U.S. dollar and related changes in interest rates have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies (particularly in Korea, where we have received most of our revenue for the fiscal year 2023), our reported international revenue has been reduced because foreign currencies translate into fewer U.S. dollars. As approximately all of our revenue is denominated in foreign currencies, these exchange rate fluctuations have impacted, and we expect will continue to impact, our revenue results.
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
There are a number of companies seeking to develop alternative approaches to lithium-ion battery technology. We expect competition in battery technology to intensify. Developments in alternative technologies, improvements in batteries technology made by competitors, or changes in our competitors’ respective business models may materially adversely affect the sales, pricing and gross margins of our batteries. For example, large battery companies are becoming increasingly vertically integrated with respect to cathode materials, with the consequence being that next generation LCO material development will be proprietary to large battery companies. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Further, our financial modeling assumes that, in addition to improving our core architecture over time, we are able to retain access to state-of-the-art industry materials as they are developed. If industry battery competitors develop their own proprietary materials, we would be unable to access these and would lose our competitive advantage in the market. If we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our lithium-ion batteries, our business will be harmed.
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
Customers will be less likely to purchase our batteries if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, market unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding our production and sales performance compared with market expectations. In addition, due to competition, we may face pricing pressure and may not be able to charge the prices we would like or achieve profitability on the timeline we plan.

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
The lithium-based battery market is characterized by changing technologies and evolving industry standards, which are difficult to predict. This, coupled with frequent introduction of new products and models, has shortened product life cycles and may render our batteries less marketable or obsolete. Also, our ability to grow revenue and expand margins will depend on our ability to develop and launch new product designs. If we fail to invest in the development of new products and technologies, we may lose the opportunity to compete effectively or at all, particularly in the EV space, which has been the subject of significant progress in recent years. Third parties, including our competitors, may improve their technologies or even achieve technological breakthroughs that could decrease the demand for our batteries. Our ability to adapt to evolving industry standards and anticipate future standards and market trends will be a significant factor in maintaining and improving our competitive position and our prospects for growth.
If we are unable to attract and retain key employees and qualified personnel on a global basis, our ability to compete could be harmed.
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Dr. Raj Talluri began serving as our new Chief Executive Officer on January 18, 2023 and Farhan Ahmad began service as our new Chief Financial Officer on July 10, 2023. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. If we continue to experience high turnover of, fail to implement succession plans for, or encounter difficulties associated with the transition of our executive officers and key employees, or if we are not successful in recruiting new personnel or in retaining and motivating existing personnel, our operations may be disrupted, which could harm our business. We are also dependent on the continued service of our other senior technical and management personnel because of the complexity of our products. Our senior management, including Dr. Talluri and Mr. Ahmad, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
Further, as we locate, build out and bring online our new manufacturing facilities, we will need to hire personnel to staff and maintain such facilities with the technical qualifications, which we may not be able to do in the location at which a facility is located. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. As we build our brand and become more well known and grow globally, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
In the past, we had identified material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.

In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal year ended December 31, 2023.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming. A number of those requirements require us to carry out activities that we had not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have increased and will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
We have previously been, currently are, and may in the future be involved in class-action lawsuits and other litigation matters that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.
We have previously been, currently are, and may in the future be subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We anticipate that we will be a target for lawsuits in the future, as we have been in the past.
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to our manufacturing scaleups and testing of new equipment. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment, was filed on July 7, 2023. The consolidated complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company or RSVAC’s common stock between June 24, 2021 and January 3, 2023. The Company and the named officers and directors moved to dismiss the complaint on September 15, 2023. On January 30, 2024, the court granted the motion to dismiss with leave to amend. The lead plaintiffs have until March 5, 2024 to amend their complaint. We and the other defendants intend to vigorously defend against the claims in these actions. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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
•our ability to continue to build-out and scale our Malaysia manufacturing facility in a timely and cost-effective manner;
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
As discussed in the consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K, we are not profitable and have incurred losses in each year since our inception. We incurred net loss attributable to Enovix of $214.1 million and $51.6 million, respectively, for the fiscal years ended December 31, 2023 and January 1, 2023. As of December 31, 2023, we had an accumulated deficit of $598.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
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
Certain provisions in the indenture governing the Convertible Senior Notes may delay or prevent an otherwise beneficial takeover attempt of us.
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
Conversion of the Convertible Senior Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
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

The accounting method for the Convertible Senior Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Convertible Senior Notes on our Consolidated Balance Sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
In accordance with ASU 2020-06, we recorded the Convertible Senior Notes as a liability on our Consolidated Balance Sheets, with the initial carrying amount equal to the principal amount of the Convertible Senior Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of the Convertible Senior Notes. As a result of this amortization, the interest expense that we recognize for the Convertible Senior Notes for accounting purposes is greater than the cash interest payments we will pay on the Convertible Senior Notes, which will result in lower reported income.
In addition, the shares of common stock underlying the Convertible Senior Notes are reflected in our diluted earnings per share using the “if converted” method, if dilutive, in accordance with ASU 2020-06. Under that method, diluted earnings per share are generally calculated assuming that all the Convertible Senior Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
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
The capped call transactions may affect the value of the Convertible Senior Notes and our common stock.
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
We are subject to counterparty risk with respect to the Capped Call Transactions.
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
Historically, our stock price has been volatile. During the fiscal year 2023, our stock traded as high as $23.90 per share and as low as $6.50 per share, and from January 1, 2024 to February 26, 2024, our stock price has ranged from $8.93 per share to $13.02 per share. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline. As of February 22, 2024, we have outstanding a total of 168,504,136 shares of Common Stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of Common Stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.
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
Recent global conflicts, such as the Russia’s invasion of Ukraine, the Israel-Hamas war, and the war in Yemen, the conflicts have led the U.S. and certain other countries to impose significant sanctions and trade actions or have slowed down shipping options, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions, and affect shipment of products. It is not possible to predict the broader consequences of the conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions taken in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflicts have materially adversely affected and are likely to continue to materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to anticipate the impact of any of the foregoing on the Company, such conflicts, and any similar future conflicts, including as a result of rising tensions between China and Taiwan, and actions taken in response could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
If our batteries, our website, systems or data we maintain are or were compromised we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, attacks facilitated or enhanced by artificial intelligence, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in manufacturing – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect and remediate all vulnerabilities on a timely basis because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. For example, new SEC rules require disclosure on Form 8-K of the nature, scope and timing of any material cybersecurity incident and the reasonably likely impact of such incident. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
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

Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security, for example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also target process data in Asia and may be or become subject to new and emerging data privacy regimes in Asia, including India’s new privacy legislation, the Digital Personal Data Protection Act (“DPDP”).
Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, , the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars or other armed conflicts, health epidemics, pandemics and other outbreaks, the long-term effects of climate change and other calamities. Our headquarters and initial manufacturing facilities are located in Fremont, California, which is prone to earthquakes. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
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
In addition, under Sections 382 and 383 of the Code and corresponding provisions under state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset future taxable income and taxes. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We have experienced ownership changes and are subject to limitations on our ability to utilize a portion of our NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger additional ownership changes and further limitations. Similar provisions of state tax law may also apply to suspend or otherwise limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Enovix’s NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the legislation enacted in Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act of 2020 and the Inflation Reduction Act of 2022 enacted many significant changes to U.S. tax laws. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
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
In 2021, the Organization for Economic Cooperation and Development (“OECD”) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. CYBERSECURITY
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and manufacturing-related information (“Information Systems and Data”).
Our board, through our Nominating and Governance committee and our Information Security committee, together with company executives, IT and security management teams in conjunction with third party service providers who specialize in cybersecurity help identify, assess and manage the Company’s cybersecurity threats and risks. We have a quarterly review of cybersecurity by our Nominating and Governance committee and our Information Security committee. We use a number of processes to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example via manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting routine scans of the threat environments, evaluating our and our industry’s risk profile, performing annual assessments and penetration testing, evaluating the threats reported to us, coordinating with law enforcement concerning threats, conducting internal and external audits, conducting threat assessments for internal and external threats, reviewing third party threat assessments, conducting vulnerability assessments to identify vulnerabilities, using of external intelligence feeds, conducting third-party- red/blue team testing and tabletop incident response exercises. In addition, we conduct internal tabletop exercise, third party red-team pen testing and OT security monitoring.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example incident response plans, incident detection and response policies and procedures, vulnerability management policy, disaster recovery plans, and encryption of data.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, we have (1) cybersecurity risk addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register; (2) the security department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our information security committee evaluates material risks from cybersecurity threats against our overall business objectives and our CISO reports to the Nominating and Governance committee the board of directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetrating testing firms, dark web monitoring services, forensic investigators and DHS CISA monitoring service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies and supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessment for each vendor, security questionnaires, review of the vendor's written security program, review of security assessments, reports, vulnerability scans related to vendors, imposition of information contractual obligations on the vendors and other elements of vendor management program such as continuous cyber security monitoring by third-party service. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Our batteries and our website, systems and data we maintain may be subject to intentional disruption, other security incidents or alleged violations of laws, regulations or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.”
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Nominating and Governance committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Our Nominating and Governance committee consist of members with years of experience in cybersecurity oversight.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Information Security Steering Committee which meets quarterly to review cybersecurity matters. Our Information Security Steering Committee is comprised of our Chief Information Security Officer, our CEO, CFO, COO, Chief Legal Officer, Vice President of Human Resources and Vice President of Information Technology. At the management level, our CISO, who reports to our Chief Information Officer, is responsible for overseeing the assessment and management of our material risks from cyber security threats. Our CISO has extensive experience and knowledge in cyber security with over 25 years of experience in leading security teams, developing security strategies, and managing risk across various industries. Our CISO has operated in this capacity at three other public companies and our CIO has over 25 years of information technology experience and managing cybersecurity risk including at other public companies.
Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. They work in conjunction with our Nominating and Governance Committee Chair and member. Our CISO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CISO and our Nominating and Governance Committee Chair and member. These officials work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the Nominating and Governance Committee of the board of directors for certain cybersecurity incidents.
The Nominating and Governance Committee receives periodic reports from our CISO Information Security concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Nominating and Governance Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties
Our corporate headquarters are located in Fremont, California. The following is a summary of our principal facilities as of December 31, 2023.

Principal Operations	Location	Approximately Square Footage	Held
Headquarter and Center for Innovation	United States	68,500	Leased
Manufacturing Facility	Malaysia	250,000	Leased
Manufacturing Facilities	Korea	127,500	Owned
R&D Center	India	18,000	Leased
Item 3. Legal Proceedings
The information included under the heading “Litigation” in Note 10 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is listed on The Nasdaq Global Select Market under the symbol “ENVX.” As of February 22, 2024, there were 114 holders of record of our Common Stock shares. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of Common Stock are held in street name by banks, brokers and other nominees. Additionally, there were five holders of record of 6,000,000 Private Placement Warrants (as defined in Note 4 “Fair Value Measurement” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), each exercisable for one share of our Common Stock at a price of $11.50 per share.
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
Restricted Stock Units Withholding
We withhold Common Stock shares with value equivalent to cover employees' tax withholding obligations for certain employees upon the vesting of restricted stock units. During the fiscal year 2023, we withheld 303,805 shares for a total value of $3.9 million for our employees' tax obligations.
Purchases of Equity Securities by the Issuer and Affiliated purchasers
During the fiscal quarter ended December 31, 2023, we repurchased unvested shares of our Common Stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares. The table below summarizes repurchases of unvested shares of our Common Stock.

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 2 - October 29, 2023	7,293	$0.06	—	—
October 30 - November 26, 2023	—	—	—	—
November 27 - December 31, 2023	41,276	0.06	—	—
Total	48,569	$0.06	—	—
(1)We repurchased 48,569 of shares from former employees for the early exercised stock options, which were unvested on the termination date, at the exercise price.
(2)     We did not have any announced plan or programs to repurchase our Common Stock during the fiscal year 2023.

Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index over the same period. This graph assumes an initial investment of $100.00 in our common stock and in each index (assuming the reinvestment of all dividends, as applicable) at the market close on July 14, 2021 (the date of our common stock began trading on the Nasdaq Global Select Market under the symbol “ENVX” after the Business Combination), through December 29, 2023 (the last trading date before our fiscal year ended on December 31, 2023). The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
Assuming inital Investment of $100
(July 14, 2021 - December 31, 2023)
$200
$100
$—
July 14, 2021
July 31, 2021
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
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
Business Overview
We design, develop and have started to commercially manufacture an advanced silicon-anode lithium-ion battery using our proprietary cell architecture that increases energy density and maintains high cycle life. This enables us to use silicon as the only active lithium cycling material in the anode whereas industry incumbents have historically combined only a modest amount of silicon with graphite. We have applied an equally innovative approach to develop proprietary roll-to-stack production tools for existing lithium-ion battery manufacturing lines and increase megawatt hour capacity. Our silicon anode battery architecture allows lithium-ion batteries to be produced smaller, cheaper and more efficiently at scale than current alternatives.
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
We currently lease our headquarters in Fremont, California. In 2020, we started procuring equipment for our first production line (“Fab1”). The first of this equipment began arriving in early 2021. Fab1 is now operational, and we commenced our planned principal operations of commercial manufacturing and recorded our first product revenue as scheduled in the second quarter of 2022. In 2023, we announced the strategic realignment of our Fab1 in Fremont, which is designed to refocus the facility from a manufacturing hub to “Center for Innovation,” focused on new product development.
In 2023, we identified a facility in Malaysia (“Fab2”) for high-volume production utilizing our second generation (“Gen2”) manufacturing lines and acquired Routejade, a battery manufacturer in Korea that has allowed us to vertically integrate electrode coating and battery pack manufacturing.
We anticipate that at 80% overall equipment effectiveness (“OEE”), our Gen2 manufacturing line would be able to produce at least 9.5 million batteries annually, depending on cell size. We plan to place our first Gen2 line into 2024 with additional lines placed into service based on the status of customer qualification and demand. Our options for expanding our capacity also include placing lines at customer sites or joint ventures. We expect that certain customers may require up to several months to qualify the Gen2 line before accepting product that is manufactured on that line. Additionally, we plan to install a Gen2-compatible pilot line (“Agility Line”) for accelerated product development and qualification in Fab2 in 2024.
Fiscal Year
Our fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Our fiscal years 2023, 2022, and 2021 ended on December 31, 2023, January 1, 2023, and January 2, 2022, respectively. All period references are to the fiscal periods unless otherwise indicated.
Routejade Acquisition
On October 31, 2023, we closed a transaction to purchase Routejade, Inc. (“Routejade”), a battery manufacturer incorporated under the laws of Republic of Korea. This acquisition allowed us to vertically integrate electrode coating and battery pack manufacturing. The total consideration of such transaction consisted of cash consideration in the amount of approximately $15.8 million and 5,923,521 shares of common stock of the Company, par value $0.0001, for the purchase of substantially all of the outstanding shares of Routejade (the “Routejade Acquisition”). Please refer to Note 3 “Business Combinations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details of this acquisition.

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
Fiscal Year 2023 Highlights:
•During the first quarter of 2023, we announced that we would locate Fab2 in Penang, Malaysia at an existing facility operated by YBS International Berhad (“YBS”), a Malaysia-based investment holding company that would also serve as a manufacturing partner.
•During the second quarter of 2023, we announced that we received a purchase order to produce commercial cells for use within U.S. Army soldier’s central power source, called the Conformal Wearable Battery (“CWB”).
•During the third quarter of 2023, we announced our intent to acquire privately-held Routejade, an established battery manufacturer in Korea. The acquisition provides us with vertical integration of electrode coating and battery pack manufacturing while adding an established lithium-ion battery business with factories in Korea, along with complementary products, customers, and suppliers. We completed the Routejade Acquisition in October 2023. Please refer to Note 3 “Business Combinations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details of this acquisition.
•During the fourth quarter of 2023, we announced a strategic realignment of our Fab1 in Fremont, (the “Fab1 Strategic Realignment”), which is designed to refocus the facility from a manufacturing hub to its “Center for Innovation,” focused on new product development, including a plan of workforce reduction. This strategic realignment allowed us to stop 24/7 manufacturing, reduce our burn rate and free up space for enhanced research and development and prototyping for automotive original equipment manufacturers (“OEMs”). See Note 15 “Restructuring Costs” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
•During the fourth quarter of 2023, we announced that our battery cell exceeded the requirements of a global wearable apparel company and outperformed all competitive cells, including other advanced silicon batteries tested by Polaris Battery Labs, an established testing lab based in Beaverton, Oregon.
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
Our product development strategy is tightly aligned with the goals of meeting the market needs of higher energy density, cycle life, and fast charge while delivering breakthroughs in safety. In the fourth quarter of 2023, we gained confidence in the quarter of achieving 1,000 cycles on our smartphone-class silicon battery. We plan to begin sampling high cycle life smartphone batteries, which we call EX-1M, beginning in the second quarter of 2024.
Commercialization
We approach our commercialization strategy by identifying customer requirements and determining where our battery architecture will offer the greatest value. In 2023, we added a product management team to interface with customers, collect these requirements, and feed these learnings into our technology roadmap.
Prior to 2023, our go-to-market strategy was to sample many customers across a broad set of end markets with a standard size battery while selectively considering customized batteries by size for certain customers. This is referred to as a horizontal business strategy. In 2023, we shifted our go-to-market strategy to a vertical business strategy based on our determination that it is more efficient to work with a smaller number of large customers and build highly customized batteries to their needs. Through this shift we have put a particular emphasis on the largest end markets for portable electronics batteries such as smartphones and computing devices.
Associated with this shift, we announced in the fourth quarter of 2023 a strategic realignment of Fab1 designed to refocus the facility from a manufacturing hub to a facility focused on new product development. This is also supportive of our strategy to location high-volume manufacturing in Asia near customers and suppliers.
Market Focus and Market Expansion
Within the portable electronics market, we have simplified our market focus to three categories: IoT (wearables, AR/VR, medical, industrial, power tools, etc.), Mobile (smartphones, land mobile radios, enterprise devices, etc.), and Computing (laptops, tablets). We estimate the total addressable market (“TAM”) for lithium-ion batteries in our targeted portable electronics markets to be $23 billion in 2026.
We believe focusing on these categories ahead of EVs is the right strategy for any advanced battery company because of the economic and time-to-market advantages. Entering the EV battery market requires billions of dollars of capital to build Gigafactories, offers lower prices per kWh than mobile electronics and demands long qualification cycles. We believe the best approach is to start in premium markets where we can leverage our differentiated technology and solidify our manufacturing process while driving toward profitability. At the same time, we are seeding our entry into the EV battery market by sampling batteries to EV OEMs and continuing work on our three-year grant with the U.S. Department of Energy to demonstrate batteries featuring our silicon anode paired with EV-class cathode materials. Our goal is to translate this work into partnerships (e.g., joint ventures or licensing) with EV OEMs or battery OEMs in order to commercialize our technology in this end market. We have entered into an agreement with a major automaker to validate our battery in an EV.
Access to Capital
Assuming we experience no significant delays in the R&D of our battery nor any deterioration in capital efficiency, we believe that our cash resources are sufficient to fund the continued build-out and production ramp of our Fab2 manufacturing facility in Malaysia for growth.
Tax Legislation
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) that includes a new alternative minimum tax based upon financial statement income, an excise tax on stock buybacks, tax incentives for energy and climate initiatives and other tax-related provisions. At this time, we do not anticipate that IRA tax provisions will have a material impact to our consolidated financial statement for the fiscal year 2024.
Components of Results of Operations
Revenue
In June 2022, we began to generate revenue from our planned principal business activities and, in October 2023, we acquired Routejade, a manufacturer of electrode coating and battery pack for customers worldwide. We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We generate revenue from manufacturing our batteries and developing lithium-ion battery technology.
Product Revenue is recognized once we have satisfied the performance obligations identified in the contract and the customer obtains control of the goods at a point in time under the revenue recognition criteria. Product Revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the lithium-ion batteries or battery pack products transferred.
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
Cost of Revenue
Cost of revenue includes materials, labor, depreciation and amortization expense, inventory, freight costs and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries and benefits, and stock-based compensation. We anticipate that cost of revenue will continue to increase as we optimize and bring-up our production lines.
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
Inventory is stated at the lower of cost or net realizable value on a first-in and first-out basis. Determining net realizable value of finished goods and work in process inventories involves projecting average selling prices. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded.
Operating Expenses
Research and Development Expenses
Research and development expenses consist of engineering services, development expenses, materials, allocated facilities costs, depreciation, labor and stock-based compensation related primarily to our (i) technology development, (ii) design, construction, and testing of preproduction prototypes and models, and (iii) certain costs related to the design, construction and operation of our pilot plant that are not of a scale economically feasible to us for commercial production. Research and development costs are expensed as incurred.
To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facilities, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will continue to increase for the foreseeable future as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We established a research and development center in India that initially focuses on developing machine learning algorithms.
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
We are expanding our personnel headcount to support the commercial manufacturing and being a public company. Accordingly, we expect our selling, general and administrative expenses to increase in the near term and for the foreseeable future.

Impairment of Equipment and Restructuring Cost
Impairment of equipment was a result of our disposal of machinery and equipment that were identified to have no future or alternative usage.
Restructuring cost was a result of our strategic realignment of our Fab1 in Fremont, which included a restructuring plan with workforce reduction. Please refer to Note 15 “Restructuring Costs” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Other Income (Expense)
Other income and expenses, net primarily consist of fair value adjustments for the convertible preferred stock warrants and fair value adjustments for the common stock warrants, interest income, interest expense, gain or loss from foreign currency transactions and loss on early debt extinguishment.
Income Tax Expense (Benefit)
Our income tax provision consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not. Since our acquisition of Routejade and our establishment of operations in Malaysia, we became subject to taxation based on the foreign statutory rates in the countries where the sales or income took place.

Results of Operations
Comparison of Fiscal Year 2023 to Prior Fiscal Year 2022
The following table sets forth our consolidated operating results for the periods presented below (in thousands, except percentages).

	Fiscal Years
	2023	2022	Change ($)	% Change
Revenue	$7,644	$6,202	$1,442	23%
Cost of revenue	63,061	23,239	39,822	171%
Gross margin	(55,417)	(17,037)	(38,380)	N/M
Operating expenses:
Research and development	88,392	58,051	30,341	52%
Selling, general and administrative	79,014	51,970	27,044	52%
Impairment of equipment	4,411	4,921	(510)	N/M
Restructuring cost	3,021	—	3,021	N/M
Total operating expenses	174,838	114,942	59,896	52%
Loss from operations	(230,255)	(131,979)	(98,276)	74%
Other income (expense):
Change in fair value of common stock warrants	6,180	75,180	(69,000)	(92)%
Interest expense	(4,456)	—	(4,456)	N/M
Interest income	14,070	5,231	8,839	169%
Other expense, net	(304)	(54)	(250)	N/M
Total other income, net	15,490	80,357	(64,867)	(81)%
Loss before income taxes	(214,132)	(51,622)	(162,510)	N/M
Income tax benefit	(633)	—	(633)	N/M
Net loss	(214,132)	(51,622)	(162,510)	N/M
Net loss attributable to non-controlling interests	(61)	—	(61)	N/M
Net loss attributable to Enovix	$(214,071)	$(51,622)	$(162,449)	N/M
N/M – Not meaningful
Revenue
Revenue for the fiscal year 2023 was $7.6 million, comprised of $7.3 million of Product Revenue from the Routejade Acquisition in October 2023. For the fiscal year 2023, a single customer, a military subcontractor in South Korea, accounted for approximately 75% of our total revenue.
Revenue for the fiscal year 2022 was $6.2 million, comprised of $6.2 million of Service Revenue and an immaterial amount of Product Revenue. Service Revenue was primarily attributed to the satisfaction of our final performance obligations for and our deliveries of (a) pilot cells and (b) battery packs to two customers under our Service Revenue customer contracts. A single customer represented $5.0 million of our total revenue for the fiscal year 2022. A portion was previously recorded as deferred revenue on our Consolidated Balance Sheet.
As of December 31, 2023 and January 1, 2023, we had $10.5 million and $3.8 million, respectively, of deferred revenue on our Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal year 2023 was $63.1 million, compared to $23.2 million for the prior fiscal year 2022, an increase of $39.8 million or 171%. $8.0 million of the increase in cost of revenue was attributable to the cost of revenue associated with the newly acquired business from Routejade, which included $2.4 million of inventory step-up amortization and manufacturing equipment fair value adjustment in connection with the Routejade Acquisition. In addition to the increase associated with the newly acquired business, the increase in cost of revenue included $6.3 million increase in labor costs, $9.3 million increase in scrap and absorption costs, $8.2 million increase in inventory reserve in connection with higher standards costs than the selling prices for some of our products, and $13.2 million increase in depreciation expense, which is partially related to the acceleration of depreciation expense in connection with the Fab1 Strategic Realignment in 2023 as well as the ramp up of our Fab1 production to a full year production in 2023 instead of mid-year in 2022. A full year of depreciation expense was recognized in 2023 compared to seven months of depreciation expense recognized in 2022 since we placed our first production line in service at the beginning of June of 2022. These increases were partially offset by a $5.2 million decrease in expenses incurred related to service revenue contracts that were completed in the fiscal year 2022.
In addition, we anticipate our factory overhead expenses will continue to increase as we continue to hire additional personnel to support the build-out of Fab2 production lines and our Fab2 manufacturing facility.
Research and Development Expenses
Research and development expenses for the fiscal year 2023 were $88.4 million, compared to $58.1 million during the prior fiscal year 2022. The increase of $30.3 million, or 52%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $10.6 million in connection with the departures of our former Chief Technical Officer, certain other executives and employees during this fiscal year. In addition, there were increases in our research and development employee headcount and compensation costs resulting in a $6.1 million increase in salaries and employee benefits and a $8.8 million increase in stock-based compensation expenses. Furthermore, there were $14.7 million increase in depreciation expense, which was partially related to the acceleration of depreciation in connection with the Fab1 Strategic Realignment, and $1.4 million increase in travel expense as well as other increases in material and freight costs and amortization of newly acquired intangible assets. These increases were partially offset by $12.7 million decrease in research and development expenses as some of the overhead costs were period costs and recorded as cost of revenue in the current year instead of research and development expense in the fiscal year 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year 2023 were $79.0 million, compared to $52.0 million during the prior fiscal year 2022. The increase of $27.0 million, or 52%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $17.9 million in connection with the departures of our former President, Chief Executive Officer and Director, former CFO and certain other executives during this fiscal year. The remaining increase of $9.1 million was primarily due to an increase in our selling, general and administrative employee headcount resulting in a $2.8 million increase in salaries and employee benefits and a $3.2 million increase in stock-based compensation expenses, $1.3 million of acquisition costs in connection with the Routejade Acquisition, a $1.5 million increase in setting up Malaysia office and a $1.3 million increase in information technology cost and utilities. These increases were partially offset by a decrease in professional fees.
We anticipate that our overhead expenses will continue to increase as we continue to hire additional personnel to support our operation growth.
Impairment of Equipment
Impairment of equipment for the fiscal year 2023 was $4.4 million, which was related to the disposal of machinery and equipment that were identified to have no future or alternative usage and these impaired assets were previously capitalized as “Machinery and equipment” category of property and equipment, net on the Consolidated Balance Sheets.
Impairment of equipment for the fiscal year 2022 was $4.9 million and it was incurred when we determined to cease constructing certain automation for a small portion of our equipment in the fourth quarter of 2022. This equipment was previously capitalized and categorized as “construction in process” in property and equipment, net on our Consolidated Balance Sheets.
Restructuring Cost
On October 3, 2023, we initiated the Fab1 Strategic Realignment in Fremont, which included a restructuring plan with workforce reduction. We recorded $3.0 million of restructuring costs during the fiscal year 2023, which consisted of

$2.4 million of severance and termination benefits and stock-based compensation expense and $0.6 million of inventory raw material expense. No restructuring cost was incurred in the fiscal year 2022.
Change in Fair Value of Common Stock Warrants
For the fiscal year 2023, the change in fair value of common stock warrants of $6.2 million was attributable to a decrease in the fair value of the 6,000,000 Private Placement Warrants (as defined in Note 4 “Fair Value Measurement” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
For the fiscal year 2022, the change in fair value of common stock warrants of $75.2 million was attributable to a decrease in the fair value of the 6,000,000 Private Placement Warrants.
Interest Income
Interest income for the fiscal year 2023 was $14.1 million, compared to $5.2 million during the fiscal year 2022. The increase of $8.8 million was primarily due to the fact that we received higher dividend income and interest income from our money market accounts and our investments for the fiscal year 2023 as compared to the fiscal year 2022.
Interest Expense
Interest expense for the fiscal year 2023 was $4.5 million, which primarily incurred with the Convertible Senior Notes issued in the second quarter of 2023. No interest expense was incurred for the fiscal year 2022.
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
We use Non-GAAP financial information to evaluate our ongoing operations and for internal planning, budgeting and forecasting purposes. We believe that Non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance and comparing our performance with competitors and other comparable companies. You should review the Non-GAAP reconciliations, but not rely on any single financial measure to evaluate our business.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings (net loss) attributable to Enovix adjusted for interest expense; income tax benefit; depreciation expense and amortization expense. “Adjusted EBITDA” includes additional adjustments to EBITDA such as stock-based compensation expense; change in fair value of convertible preferred stock warrants and common stock warrants; inventory step-up; impairment of equipment and other special items as determined by management which it does not believe to be indicative of its underlying business trends. EBITDA and Adjusted EBITDA are intended as supplemental financial measures of our performance that are neither required by, nor presented in accordance with GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends, and in comparing our financial measures with those of comparable companies, which may present similar Non-GAAP financial measures to investors.
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
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through December 31, 2023 and expect to incur operating losses for the foreseeable future. As of December 31, 2023, we had cash, cash equivalents, restricted cash, and short-term investments of $308.8 million, working capital of $262.2 million and an accumulated deficit of $598.8 million.
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
The net proceeds from the Convertible Senior Notes were approximately $166.6 million. We used approximately $17.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions entered on April 20, 2023 in connection with the offerings. In addition, we will use the remaining net proceeds to build out a second battery cell manufacturing facility, fund the acquisition of production lines of our second-generation manufacturing equipment, for working capital and other general corporate purposes. See Note 9 “Borrowings” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Following the issuance of Convertible Senior Notes, we invested in marketable securities. As of December 31, 2023, we had $73.7 million of short-term investments on the Consolidated Balance Sheet. We did not have short-term investments as of January 1, 2023.
In addition, we continue to build our facility in Malaysia and purchase property and equipment during the year. As of December 31, 2023, we had higher accrued expenses, including accrued interest associated with Convertible Senior Notes, as compared to January 1, 2023.
Material Cash Requirements
As of December 31, 2023, we had cash, cash equivalents, restricted cash, and short-term investments of $308.8 million. We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In fiscal year 2024, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our operations.
For the fiscal year 2023, we purchased $61.8 million of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. See more discussion on contractual obligations and commitments section below.
In the second quarter of 2023, we entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others. YBS assigned Orifast Solution Sdn Bhd (“OSSB”), a subsidiary, to manufacture lithium-ion batteries for Enovix under the terms and conditions of the Agreement. OSSB obtained $70.0 million of foreign currency term loan (the “Term Loan”)

in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). On September 13, 2023, we entered into a cash deposit agreement with OCBC to collateralize the Term Loan and the deposit will be placed in an interest-bearing account with an interest rate on par with the loan rate of the Term Loan. We will deposit sufficient collateral for the Term Loan. As of December 31, 2023, there is no outstanding balance of the Term Loan and no deposit was applied as a collateral for the Term Loan. See Note 16 “Variable Interest Entity” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years
	2023	2022	Change ($)
Net cash used in operating activities	$(104,636)	$(82,740)	$(21,896)
Net cash used in investing activities	(142,956)	(36,212)	(106,744)
Net cash provided by financing activities	159,585	56,510	103,075
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	—	154
Change in cash, cash equivalents, and restricted cash	$(87,853)	$(62,442)	$(25,411)
Comparison of Fiscal Year 2023 to Prior Fiscal Year 2022
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of operating expenses. We continue to increase hiring for employees in supporting the ramping up of commercial manufacturing. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.
Net cash used in operating activities was $104.6 million for the fiscal year 2023. Net cash used in operating activities consists of net loss of $214.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include a decrease in fair value of the Private Placement Warrants of $6.2 million, stock-based compensation expense of $69.5 million, depreciation and amortization expense of $34.0 million and impairment of equipment of $4.4 million.
Net cash used in operating activities was $82.7 million for the fiscal year 2022. Net cash used in operating activities consists of net loss of $51.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of common stock warrants of $75.2 million, stock-based compensation expense of $30.4 million, depreciation and amortization expense of $8.0 million and impairment of equipment of $4.9 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. Starting in the second quarter of 2023, we began to purchase short-term investments. We expect the costs to acquire property and equipment to increase substantially in the future as we continue to build-out our Fab2 and develop our battery manufacturing production lines in Malaysia. Net cash used in investing activities, which were primarily related to equipment purchases, were $61.8 million and $36.2 million for the fiscal years 2023 and 2022, respectively. During the fiscal year 2023, we purchased $138.3 million of investments. No investments were purchased in the fiscal year 2022. In addition, we had $67.2 million of investments mature during the fiscal year 2023. In October 2023, we used cash, net of cash acquired, of $10.0 million and 5,923,521 shares of common stock of the Company to purchase substantially all of the outstanding shares of Routejade.
Financing Activities
Net cash provided by financing activities was $159.6 million for the fiscal year 2023, which primarily consisted of $172.5 million of gross proceeds from the Convertible Senior Notes, $11.9 million of proceeds from the exercise of stock options to purchase our Common Stock and $2.4 million of proceeds from our employee stock purchase plan (“ESPP”) to purchase our Common Stock, partially offset by $17.3 million of capped call transaction costs, $5.9 million of debt issuance costs, and $3.9 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Net cash provided by financing activities was $56.5 million for the fiscal year 2022, which primarily consisted of $52.8 million of proceeds from the exercises of common stock warrants, $2.4 million of proceeds from the exercise of stock options to purchase our Common Stock and $1.9 million of proceeds from our ESPP to purchase our Common Stock.
Contractual Obligations and Commitments
As of December 31, 2023, we had $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. Please see Note 9 “Borrowings” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
We lease our headquarters in Fremont, California and Malaysia, and offices in Asia Pacific region. For the lease payment schedule, please see Note 7 “Leases,” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of December 31, 2023, our commitments included approximately $62.5 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 10 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
As previously discussed, we are party to the Agreement with YBS. Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, we reserve the right to purchase the Gen2 Autoline 1 by repaying the equipment cost, net of depreciation, as defined in the Agreement net of depreciation and we shall also bear the early repayment penalty fee imposed by OCBC, if any. The term of the Agreement is for ten years and automatically extends for an additional five years. In addition, we entered into a cash deposit agreement with OCBC to collateralize the Term Loan. We will deposit sufficient collateral for the Term Loan. As of December 31, 2023, there is no outstanding balance of the Term Loan and no deposit was applied as a collateral for the Term Loan. See Note 16 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Off-Balance Sheet Arrangements
As of December 31, 2023 and January 1, 2023, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment, impairment of equipment, the valuation allowance on deferred tax assets, valuation for assets acquired and liabilities assumed in business combinations, valuation of goodwill and intangible assets, assumptions used in stock-based compensation and estimates to fair value the Private Placement Warrants.
A summary of our significant accounting policies are included Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The following is a summary of some of the more critical accounting policies and estimates.
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
Product Revenue is recognized once we have satisfied the performance obligations and the customer obtains control of the goods at a point in time under the revenue recognition criteria. Product Revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the lithium-ion batteries or battery pack products transferred.
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
Common Stock Warrant Liabilities
In connection with the Business Combination on July 14, 2021, we assumed outstanding warrants of 17.5 million to purchase Common Stock at a price of $11.50 per share. The warrants expire five years from the completion of the Business Combination and are exercisable starting December 5, 2021. The assumed warrants consisted of the Private Placement Warrants and the Public Warrants. The Public Warrants met the criteria for equity classification and the Private Placement Warrants are classified as liability. As of December 31, 2023, there were 6,000,000 outstanding shares of the Private Placement Warrants and no Public Warrants outstanding.
We use the Black-Scholes option pricing model to determine the fair value of the Private Placement Warrants as of December 31, 2023 with assumptions and estimates. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of our Common Stock, risk free interest rate, expected dividend yield, expected volatility of the price of the underlying Common Stock and a probability weighted expected term of the warrants. The most significant assumptions impacting the fair value of the Private Placement Warrants are the fair value of our common stock as of each re-measurement date and expected price volatility of our Common Stock, which included consideration of the most recent sales of the Public Warrants, expected price volatility of our Common Stock that is primarily based on historical observed volatility, and other additional factors that were deemed relevant. The initial liability recorded is adjusted for changes in the fair value at each reporting date and recorded in the Consolidated Statement of Operations. The Private Placement Warrants are subject to re-measurement at each balance sheet date until they are exercised or expired. For further information, see Note 4 “Fair Value Measurement” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. Determining net realizable value of finished goods and work in process inventories involves projecting average selling prices. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded. Currently, the Company is selling product below the manufacturing costs. Accordingly, the Company recorded an allowance to reduce certain inventories to net realizable value of approximately $1.3 million as of December 31, 2023.
The cost basis of the Company’s inventory is reduced for any products that are considered excess or obsolete based upon assumptions about future demand and market conditions. As of December 31, 2023, we did not have excess or obsolete inventory reserve. See Note 6 “Inventory” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Business Combinations
We account for our acquisition at fair value under the acquisition method of accounting. The assets acquired, liabilities assumed and non-controlling interests are valued at fair value at the acquisition date. The purchase price exceeding the fair values of the assets acquired and liabilities assumed is recognized as goodwill. The measurement of the fair value of assets acquired and liabilities assumed requires significant judgment. The valuation of intangible assets requires that we use valuation techniques, such as the income approach. The income approach includes the use of a discounted cash flow model to determine the fair value, which requires significant estimates and assumptions as to cash flows, such as revenue, expenses and other costs, royalty rate, long-term growth rates and discount rates. Intangible assets consist of customer relationships, developed technology and trade names and trademarks. We expense the acquisition-related costs in the period incurred.
Intangible Assets
We perform periodic reviews of significant finite-lived identified intangible assets and indefinite-lived goodwill to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and forecasts for specific products. Periodically, we also evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Since we completed the Routejade Acquisition in October 2023, there were no subsequent events or changes in circumstances that may indicate an impairment to our intangible assets and goodwill as of December 31, 2023.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash, cash equivalents, restricted cash, and short-term investments totaling $308.8 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of December 31, 2023, we had $172.5 million of Convertible Senior Notes with an annual interest rate of 3.0%, which accounted for approximately 96% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
In fiscal year 2023, we primarily conducted operations in the U.S. until we acquired Routejade on October 31, 2023, which expanded our business globally. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars in fiscal year 2023. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our operating results in the international subsidiaries for fiscal year 2023 was immaterial. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities on December 31, 2023, the effect of such change would not be material to our consolidated financial condition or our results of operations.
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

Item 8. Financial Statements and Supplementary Data
Enovix Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enovix Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enovix Corporation and subsidiaries (the "Company") as of December 31, 2023, and January 1, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
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
Business Combination – Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company acquired Routejade, Inc. (“Routejade,”) a battery manufacturer incorporated under the laws of the Republic of Korea, on October 31, 2023. The Company accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets. Intangible assets acquired primarily related to customer relationships and developed technology. The fair value of the acquired customer relationships was measured using the multi-period excess earnings method under the income approach, and the fair value of developed technology was measured using the relief-from-royalty method.
We identified the fair value measurements of the acquired customer relationships and developed technology as a critical audit matter because of the significant estimates and assumptions related to the Company’s forecasts of future revenues and the selection of the weighted average cost of capital and royalty rate in measuring the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the fair value of the acquired customer relationships and developed technology.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value measurements of the acquired customer relationships and developed technology included the following, among others:
•We tested the effectiveness of internal controls over the valuation for the acquired customer relationships and developed technology, including management’s controls over the selection of the weighted average cost of capital, royalty rate, and the forecasts of future revenues.
•We evaluated the reasonableness of the Company’s forecasts of future revenues by comparing them to current industry reports, as well as to the historical performance of the acquired business. With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the weighted average cost of capital and royalty rate used to measure the fair value of the acquired customer relationships and developed technology.
•We tested the mathematical accuracy of management’s calculations.
•We evaluated the sufficiency of the disclosures related to the fair value measurements of the acquired customer relationships and developed technology in the financial statements.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2024
We have served as the Company’s auditor since 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enovix Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enovix Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Routejade, Inc. which was acquired in October 2023, and whose financial statements constituted approximately 8% and 9% of total and net assets, respectively, approximately 95% of revenues, and approximately 1% of operating loss of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Routejade, Inc.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2024

ENOVIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31, 2023	January 1, 2023
Assets
Current assets:
Cash and cash equivalents	$233,121	$322,851
Short-term investments	73,694	—
Accounts receivable, net	909	170
Notes receivable, net	1,514	—
Inventory	8,737	634
Prepaid expenses and other current assets	5,202	5,993
Total current assets	323,177	329,648
Property and equipment, net	166,471	103,868
Customer relationship intangibles and other intangibles, net	42,168	—
Operating lease, right-of-use assets	15,290	6,133
Goodwill	12,098	—
Other assets, non-current	5,100	937
Total assets	$564,304	$440,586
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,251	$7,077
Accrued expenses	13,976	7,089
Accrued compensation	10,731	8,097
Short-term debt	5,917	—
Deferred revenue	6,708	50
Other liabilities	2,435	716
Total current liabilities	61,018	23,029
Long-term debt, net	169,099	—
Warrant liability	42,900	49,080
Operating lease liabilities, non-current	15,594	8,234
Deferred revenue, non-current	3,774	3,724
Deferred tax liability	10,803	—
Other liabilities, non-current	13	92
Total liabilities	303,201	84,159
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 167,392,315 and 157,461,802 as of December 31, 2023 and January 1, 2023, respectively	17	15
Preferred stock, $0.0001 par value; authorized shares of 10,000,000; no shares issued or outstanding as of December 31, 2023 and January 1, 2023, respectively	—	—
Additional paid-in-capital	857,037	741,186
Accumulated other comprehensive loss	(62)	—
Accumulated deficit	(598,845)	(384,774)
Total Enovix's stockholders’ equity	258,147	356,427
Non-controlling interest	2,956	—
Total equity	261,103	356,427
Total liabilities and equity	$564,304	$440,586
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Fiscal Years
	2023	2022	2021
Revenue	$7,644	$6,202	$—
Cost of revenue	63,061	23,239	1,967
Gross margin	(55,417)	(17,037)	(1,967)
Operating expenses:
Research and development	88,392	58,051	37,850
Selling, general and administrative	79,014	51,970	29,705
Impairment of equipment	4,411	4,921	—
Restructuring cost	3,021	—	—
Total operating expenses	174,838	114,942	67,555
Loss from operations	(230,255)	(131,979)	(69,522)
Other income (expense):
Change in fair value of common stock warrants and convertible preferred stock warrants	6,180	75,180	(56,141)
Interest income	14,070	5,231	37
Interest expense	(4,456)	—	(187)
Other income (expense), net	(304)	(54)	(61)
Total other income (expense), net	15,490	80,357	(56,352)
Loss before income tax benefit	(214,765)	(51,622)	(125,874)
Income tax benefit	(633)	—	—
Net loss	(214,132)	(51,622)	(125,874)
Net loss attributable to non-controlling interests	(61)	—	—
Net loss attributable to Enovix	$(214,071)	$(51,622)	$(125,874)

Net loss per share attributable to Enovix shareholders, basic	$(1.35)	$(0.34)	$(1.07)
Weighted average number of common shares outstanding, basic	159,065,697	152,918,287	117,218,893
Net loss per share attributable to Enovix shareholders, diluted	$(1.38)	$(0.82)	$(1.07)
Weighted average number of common shares outstanding, diluted	159,575,555	154,149,367	117,218,893

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years
	2023	2022	2021
Net loss	$(214,132)	$(51,622)	$(125,874)
Other comprehensive income (loss), net of tax
Change in net foreign currency translation adjustments	(77)	—	—
Net unrealized gain on available-for-sale securities	15	—	—
Other comprehensive loss, net of tax	(62)	—	—
Comprehensive loss	(214,194)	(51,622)	(125,874)
Comprehensive loss attributable to non-controlling interest	(61)	—	—
Comprehensive loss attributable to Enovix	$(214,133)	$(51,622)	$(125,874)
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	100,016,559	$10	$243,484	$—	$(207,278)	$36,216	$—	$36,216
Net loss	—	—	—	—	(125,874)	(125,874)	—	(125,874)
Business combination, net of redemptions and equity issuance costs and PIPE financing, net	41,249,985	4	300,741	—	—	300,745	—	300,745
Issuance of common stock upon exercise of common stock warrants	7,177,885	1	82,545	—	—	82,546	—	82,546
Issuance of common stock upon exercise of stock options	2,180,168	—	62	—	—	62	—	62
Issuance of Series D convertible preferred stock upon exercise of warrants	2,020,034	—	20,877	—	—	20,877	—	20,877
Restricted stock units ("RSUs") vested	61,015	—	—	—	—	—	—	—
Early exercised stock options vested	—	—	111	—	—	111	—	111
Stock-based compensation	—	—	11,434	—	—	11,434	—	11,434
Repurchase of unvested restricted common stock	(433,359)	—	—	—	—	—	—	—
Balance as of January 2, 2022	152,272,287	15	659,254	—	(333,152)	326,117	—	326,117
Net loss	—	—	—	—	(51,622)	(51,622)	—	(51,622)
Issuance of common stock upon exercise of common stock warrants, net	4,126,466	—	47,452	—	—	47,452	—	47,452
Issuance of common stock upon exercise of stock options	381,497	—	2,379	—	—	2,379	—	2,379
Issuance of common stock under employee stock purchase plan	229,249	—	1,900	—	—	1,900	—	1,900
RSUs vested, net of shares withheld for taxes	621,179	—	(587)	—	—	(587)	—	(587)
Early exercised stock options vested	—	—	122	—	—	122	—	122
Stock-based compensation	—	—	30,666	—	—	30,666	—	30,666
Repurchase of unvested restricted common stock	(168,876)	—	—	—	—	—	—	—
Balance as of January 1, 2023	157,461,802	$15	$741,186	$—	$(384,774)	$356,427	$—	$356,427
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2023	157,461,802	$15	$741,186	$—	$(384,774)	$356,427	$—	$356,427
Net loss	—	—	—	—	(214,071)	(214,071)	(61)	(214,132)
Issuance of common stock upon exercise of stock options	1,482,808	—	11,928	—	—	11,928	—	11,928
Issuance of common stock under employee stock purchase plan	285,847	—	2,350	—	—	2,350	—	2,350
RSU vested, net of shares withheld	2,655,170	1	(3,931)	—	—	(3,930)	—	(3,930)
Vesting of early exercised stock options	—	—	128	—	—	128	—	128
Purchase of Capped Calls		—	(17,250)	—	—	(17,250)	—	(17,250)
Stock-based compensation	—	—	69,848	—	—	69,848	—	69,848
Repurchase of unvested restricted common stock	(416,833)	—	—	—	—	—	—	—
Issuance of common stock for the Routejade Acquisition	5,923,521	1	52,778	—	—	52,779	3,017	55,796
Other comprehensive loss, net	—	—	—	(62)	—	(62)	—	(62)
Balance as of December 31, 2023	167,392,315	$17	$857,037	$(62)	$(598,845)	$258,147	$2,956	$261,103

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years
	2023	2022	2021
Cash flows used in operating activities:
Net loss	$(214,132)	$(51,622)	$(125,874)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	34,009	7,972	1,515
Stock-based compensation	69,452	30,367	10,711
Change in fair value of common stock warrants and convertible preferred stock warrants	(6,180)	(75,180)	56,141
Impairment of equipment(1)	4,411	4,921	—
Others	703	—	60
Changes in operating assets and liabilities:
Accounts and notes receivables	(370)	(170)	—
Inventory	4,509	(634)	—
Prepaid expenses and other assets	(626)	926	(3,464)
Accounts payable	6,096	2,272	1,523
Accrued expenses and compensation	1,977	2,547	5,193
Deferred revenue	(3,860)	(4,091)	2,370
Deferred tax liability	(813)	—	—
Other liabilities	188	(48)	519
Net cash used in operating activities	(104,636)	(82,740)	(51,306)
Cash flows from investing activities:
Purchase of property and equipment	(61,795)	(36,212)	(43,584)
Routejade acquisition, net of cash and restricted cash acquired	(9,968)	—	—
Purchases of investments	(138,343)	—	—
Maturities of investments	67,150	—	—
Net cash used in investing activities	(142,956)	(36,212)	(43,584)
Cash flows from financing activities:
Proceeds from Business Combination and PIPE financing	—	—	405,155
Payments of transaction costs related to common stock issuance	—	—	(31,410)
Proceeds from exercise of common stock warrants, net and convertible preferred stock warrants	—	52,828	77,272
Proceeds from issuance of Convertible Senior Notes and secured promissory note	172,500	—	15,000
Purchase of Capped Calls	(17,250)	—	—
Payments of debt issuance costs	(5,917)	—	(90)
Repayment of debt	(69)	—	(15,000)
Proceeds from issuance of common stock under employee stock purchase plan	2,350	1,900	—
Payroll tax payments for shares withheld upon vesting of RSUs	(3,931)	(587)	—
Proceeds from the exercise of stock options	11,928	2,379	190
Repurchase of unvested restricted common stock	(26)	(10)	(27)
Net cash provided by financing activities	159,585	56,510	451,090
Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	—	—
Change in cash, cash equivalents, and restricted cash	(87,853)	(62,442)	356,200
Cash and cash equivalents and restricted cash, beginning of period	322,976	385,418	29,218
Cash and cash equivalents, and restricted cash, end of period	$235,123	$322,976	$385,418
(1)     As of December 31, 2023, $0.6 million of the $4.4 million impairment of equipment, was recorded as accrued expenses on the Consolidated Balance Sheet. As of January 1, 2023, $1.7 million of the $4.9 million impairment of equipment was recorded as accrued expenses on the Consolidated Balance Sheet.
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Fiscal Years
	2023	2022	2021
Supplemental cash flow disclosure:
Cash paid for interest	$2,757	$—	$—

Supplemental non-cash investing and financing activities:
Net liabilities assumed from Business Combination	—	—	73,400
Purchase of property and equipment included in liabilities	15,980	7,037	5,488
The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets.

	Fiscal Years
	2023	2022	2021
Cash and cash equivalents	$233,121	$322,851	$385,293
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	2,002	125	125
Total cash, cash equivalents, and restricted cash	$235,123	$322,976	$385,418

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
Prior to the second quarter of 2022, the Company was focused on the development and commercialization of its silicon-anode lithium-ion batteries. Beginning in the second quarter of 2022, the Company began its production of silicon-anode lithium-ion batteries or battery pack products, as well as generating product revenue in addition to service revenue from its engineering service contracts for the development of silicon-anode lithium-ion battery technology. In 2023, the Company is constructing its facility in Malaysia (“Fab2”) for high-volume production and acquired Routejade, Inc. (“Routejade”), a battery manufacturer incorporated under the laws of Republic of Korea for electrode coating and battery pack manufacturing.
Fiscal Year
The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. The Company’s fiscal years 2023, 2022, and 2021 ended on December 31, 2023, January 1, 2023, and January 2, 2022, respectively. All period references are to the fiscal periods unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly and majority-owned subsidiaries, the business combinations from the closing dates and a variable interest entity (“VIE”) under the variable interest and voting interest models. All intercompany balances and transactions have been eliminated in consolidation.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception through December 31, 2023 and expects to incur operating losses for the foreseeable future. As of December 31, 2023, the Company had a working capital of $262.2 million and an accumulated deficit of $598.8 million. In April 2023, the Company closed private offerings of $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”). The net proceeds from the Convertible Senior Notes were approximately $166.6 million. The Company used approximately $17.3 million of the net proceeds from the offerings of the Convertible Senior Notes to pay the cost of the capped call transactions entered on April 20, 2023 in connection with such offerings. The Company will use the remaining net proceeds to build out a second battery cell manufacturing facility (“Fab2”) in Malaysia and fund the acquisition of production lines of the Company’s second-generation (“Gen2”) manufacturing equipment (“Gen2 Autolines”), and for working capital and other general corporate purposes. See Note 9 “Borrowings” for more information. In October 2023, the Company purchased substantially all of the outstanding shares of Routejade, Inc. (“Routejade”), a battery manufacturer located in Republic of Korea, which allowed us to vertically integrate electrode coating and battery pack manufacturing. The total estimated purchase consideration of such transaction consists of cash payment in the amount of approximately $15.8 million and 5,923,521 shares of common stock of the Company. See Note 3 “Business Combinations” for more information.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, impairment of equipment, valuation for inventory, the valuation allowance on deferred tax assets, valuation for assets acquired and liabilities assumed in business combinations, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities, and estimates to fair value convertible preferred stock warrants and common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances.
Note 2. Summary of Significant Accounting Policies
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities from the date of purchase of 90 days or less to be cash equivalents. As of December 31, 2023, restricted cash is comprised of $2.0 million of deposits to secure the advanced payment made by the Company’s customer and is classified within other assets, non-current of the Consolidated Balance Sheets. As of January 1, 2023, restricted cash is comprised of a $0.1 million and minimum cash balance required by the Company’s credit card merchant that can be cancelled with thirty days’ notice and is classified within prepaid expenses and other current assets of the Consolidated Balance Sheets.
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
Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified within current assets on the Consolidated Balance Sheets. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as current assets.
Unrealized gains and losses on these investments are reported as a separate component of Accumulated other comprehensive loss until the security is sold, the security has matured, or the security has realized. Realized gains and losses on these investments are calculated based on the specific identification method and would be reclassified from Accumulated other comprehensive loss to Other income (expense), net in the Consolidated Statements of Operations.
The Company has designated all investments as available-for-sale and, therefore, the investments are subject to periodic impairment under the available-for-sale debt security impairment model. Available-for-sale debt securities in an unrealized loss position are written down to fair value through a charge to Other income (expense), net in the Consolidated Statements of Operations if the Company intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis. The Company evaluates the remaining securities to determine what amount of the excess, if any, is caused by expected credit losses. A decline in fair value attributable to expected credit losses is recorded to Other income (expense), net, while any portion of the loss

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to non-credit factors is recorded in accumulated other comprehensive income (loss). For securities sold prior to maturity, the cost of the securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in Other income (expense), net in the Consolidated Statements of Operations.
Trade Accounts Receivable, Notes Receivable and Allowance for Credit Losses
The Company’s accounts receivable and notes receivable are recorded at invoiced amounts less allowance for any credit losses. According to the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 that we adopted in the fiscal year 2022, the Company recognizes credit losses based on a forward-looking current expected credit losses (“CECL”) model. The Company makes estimates of expected credit losses based upon its assessment of various factors, including the age of receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The allowance for credit losses are recognized in the Consolidated Statement of Operations. The uncollectible receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. The Company recognized an immaterial amount of allowance for expected credit loss as of December 31, 2023 and there was no write-off of accounts receivable for the periods presented. As of December 31, 2023, the Company's accounts receivable, net and notes receivable were $0.9 million and $1.5 million, respectively. As of January 1, 2023, the Company’s accounts receivable, net was immaterial and there was no notes receivable.
Credit Losses
The Company is exposed to credit losses primarily through its available-for-sale investments. The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. The Company’s investment portfolio at any point in time contains investments in U.S. treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. The Company assesses whether its available-for sale investments are impaired at each reporting period. As of December 31, 2023 and January 1, 2023, the Company did not recognize an allowance for expected credit losses related to available-for-sale investments.
Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in and first-out (“FIFO”) basis. Inventory costs include direct materials, direct labor, and normal manufacturing overhead. Determining net realizable value of finished goods and work in process inventories involves projecting average selling prices. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded.
The cost basis of the Company’s inventory is reduced for any products that are considered excess or obsolete based upon assumptions about future demand and market conditions. See Note 6 “Inventory” for more information.
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

	Estimated Useful Life (in Years)
Machinery and equipment	2	-	10
Office equipment and software	3	-	5
Furniture and fixtures	3	-	5
Building	33
Leasehold improvements	Shorter of the economic life or the remaining lease term

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the Consolidated Statement of Operations in the period of disposition. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed in the Consolidated Statement of Operations in the period incurred. See Note 5 “Property and Equipment” for more information.
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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. See Note 5 “Property and Equipment” for more information.
Intangible Assets
The Company amortizes acquisition-related intangible assets that are subject to amortization over their estimated useful lives. The Company performs periodic reviews of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and its forecasts for specific products. Periodically, the Company also evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.
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
ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. The Company combines the lease and non-lease components in determining the operating lease ROU assets and liabilities. Lease expense is recognized on a straight-line basis over the lease term. The lease agreements may contain variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes or other costs. Such variable lease costs are expensed as incurred on the Consolidated Statement of Operations. See Note 7 “Leases” for more information.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
The Company reviews its goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Since the Company completed the acquisition of Routejade in October 2023, no impairment analysis was performed for the fiscal year 2023. There was no goodwill impairment for the periods presented. See Note 3 “Business Combinations” for more information
Debt
The Company accounted for its borrowings as liabilities measured at net proceeds less debt discount and debt issuance cost and were accreted to its face value over its expected term using the effective interest method. The Company considered whether there were any embedded features in its debt instruments that required bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification (“ASC”), Topic 815, Derivatives and Hedging (“ASC 815”). See Note 9 “Borrowings” for more information.
Common Stock Warrants
In connection with 2021 business combination with Rodgers Silicon Valley Acquisition Corp., the Company issued outstanding warrants of 17.5 million to purchase common stock at a price of $11.50 per share. The warrants expire five years from the completion of the business combination and were exercisable starting December 5, 2021. A portion of the outstanding warrants were held by the sponsor and members of Rodgers Capital LLC (the “Private Placement Warrants”) and the remaining warrants were held by other third-party investors (the “Public Warrants”). As of January 1, 2023, there were no Public Warrants outstanding as the shares of the Public Warrants were either exercised or redeemed during the fiscal year 2022.
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
The Company accounts for the warrants in accordance with ASC Topic 815, Derivative and Hedging. The Public Warrants met the criteria for equity classification and were recorded as additional paid-in capital on the Consolidated Balance Sheet at the completion of the Business Combination. The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being indexed to the Company’s own stock, and therefore the Private Placement Warrants are precluded from being classified within equity and are accounted for as derivative liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations at each reporting date. See Note 12 “Warrants” for more information.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. See Note 4 “Fair Value Measurement” for more information.
Non-Controlling Interests
The Company’s consolidated financial statements include the majority-owned subsidiary and variable interest entity consolidated under the variable interest and voting interest models. Non-controlling interests represent the portion of equity not attributable to the Company and are reported as a separate component of equity, net of tax and transaction costs, on the Consolidated Balance Sheets. Net loss and comprehensive loss for majority-owned subsidiary are attributed to the Company and to non-controlling interest holders on the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss based on respective ownership percentage. The Company accounts for changes in ownership of the majority-owned subsidiary as equity transactions when the Company retains a controlling financial interest.
Variable Interest Entity
The Company determines at the inception of each arrangement whether an entity in which the Company holds an investment or in which the Company has other variable interests is considered a VIE. The Company consolidates the VIE’s balance sheet and results of operations into its consolidated financials when the Company deems to be the primary beneficiary that meets both of the following criteria: (1) the Company has the power to direct activities that most significantly affect the VIE’s economic performance and (2) the Company has the obligation to absorb losses or the right to receive benefits of the VIE that in either case could potentially be significant to the VIE.
The Company continually reassesses whether the Company is the primary beneficiary of a VIE for the consolidation analysis. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interest in accordance with applicable GAAP. Please refer to Note 16 “Variable Interest Entity” for more details.
The Company will reconsider whether the entity is still a VIE if certain reconsideration events occur as defined in the Accounting Standards Codification (“ASC”) 810, Consolidation, issued by the FASB.
Foreign Currency Transactions
The functional currency of the Company’s international subsidiaries is the U.S. dollar (“USD”), except for the newly acquired Routejade, which is in Korean Won. Monetary assets and liabilities of the Company's international subsidiaries that are denominated in foreign currency are remeasured into USD at period-end exchange rates. Non-monetary assets and liabilities that are denominated in the foreign currency are remeasured into USD at the historical rates. Foreign transaction gains and losses resulting from the conversion of the transaction currency to functional currency and remeasurement of foreign currency accounts are reflected in Other income (expense), net of the Consolidated Statements of Operations. For the fiscal year 2023, the Company recorded an immaterial amount of net foreign transaction gains in Other income (expense), net of the Consolidated Statements of Operations.
Routejade utilizes Korean Won as its functional currency. The assets and liabilities of this subsidiary is translated at period-end exchange rates, while revenue and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Operations and the Consolidated Statement of Comprehensive Income.
Concentrations of Credit Risk and Major Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalent balances in checking, savings, and money market accounts at financial institutions. Amounts held in these accounts may exceed federally insured limits. As of December 31, 2023 and January 1, 2023, the Company did not experience any losses on such deposits.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal year 2023, Customer D, which had revenues greater than 10% of the Company's total revenues, had accounted for approximately 75% of the Company's total revenues. For the fiscal year 2022, Customer A and Customer C accounted for approximately 81% and 14%, respectively, of the Company's total revenue.
As of December 31, 2023, there were three customers, which had accounts receivable greater than 10% of the Company’s total accounts receivables. Customer C, E, and F accounted for 13%, 45% and 11%, respectively, of the total accounts receivable. As of January 1, 2023, Customer C accounted for 84% of the Company’s total accounts receivable, net.
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
The Company’s revenue consists of product revenue, resulting from the sale of lithium-ion batteries. electrode coating and battery pack products (“Product Revenue”), and service revenue, resulting from payments received from its customers based on executed engineering revenue contracts for the development of lithium-ion battery technology (“Service Revenue”).
Product Revenue
Product Revenue is recognized once the Company has satisfied the performance obligations identified in the contract and the customer obtains control of the goods at a point in time under the revenue recognition criteria. Product Revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the lithium-ion batteries or battery pack products transferred.
Service Revenue
Service Revenue contracts generally include the design and development efforts to conform the Company’s existing battery technology with the customer’s required specifications. The term of the Service Revenue contracts generally last from one to three years beginning at the effective date of the contract with a single performance obligation. Generally, the Company owns all intellectual property that is developed and directed toward the Company’s lithium-ion battery technology. Accordingly, the customer will only receive prototype units of the Company’s battery technology as well as any design reports that are submitted to them as part of the contract. Prototype units that are delivered throughout the term of the contract provide marginal value to the customers as they are contractually limited in their ability to derive benefit from the prototype units should the contract be terminated. The Company concludes that its performance obligation is the delivery of final prototype units, which meet the ultimate specifications set forth by the customer.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance obligation, and revenue is recognized at the point in time the final milestone is met (i.e., a final working prototype meeting all required specifications) and the customer obtains control of the deliverable. Any proceeds received prior to completing the final deliverable are recorded as deferred revenue.
Deferred Revenue
Deferred revenue represents situations where the cash is collected, but the related revenue has not yet been recognized. Revenue is subsequently recognized when the revenue recognition criteria are met. Service Revenue is generally invoiced based on pre-defined milestones and Service Revenue per the contract is generally recognized upon completion of the final milestone. The following table summarizes the significant changes in deferred revenue during the fiscal year 2023 (in thousands).

2023
Beginning Balance	$3,774
Routejade acquisition	10,568
Revenue recognized	(3,968)
Increased due to customer advanced payments	108
Deferred revenues, end of period	$10,482
As of December 31, 2023, the Company currently expects to recognize approximately 64% of deferred revenue as revenue within the next twelve months and the remaining amount is expected to be recognized as revenues in 2025.
Costs to Fulfill a Customer Contract
The revenue recognition standard requires capitalization of certain costs to fulfil a customer contract, such as certain employee compensation for design and development services that specifically relate to customer contracts. Costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred costs are recognized as cost of revenue in the period when the related revenue is recognized. As of December 31, 2023 and January 1, 2023, total deferred contract costs were $0.8 million for either periods.
Product Warranties
The Company provides product warranties, which cover certain repair or replacement under the revenue contracts and they generally range from one to four years. Estimated costs related to warranties are recorded in the same period when the product sales occur. The warranty liability reflects management’s best estimates of such costs and are recognized as cost of revenue. The Company continuously monitors its product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors, including historical product failure rates, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between the estimated costs and the actual costs could be material to the Company’s consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from the estimates, the Company may be required to revise its estimated warranty liability. As of December 31, 2023, the Company's warranty liability on the Consolidated Balance Sheet was immaterial.
Sales and Transaction Taxes
Sales and other taxes collected from customers and remitted to governmental authorities on revenue-producing transactions are reported on a net basis and are therefore excluded from revenues in the Consolidated Statement of Operations.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Research and Development Costs
Research and development costs consist of engineering services, depreciation, development expenses, materials, labor and stock-based compensation and allocated facilities costs, related primarily to the Company’s (i) technology development, (ii) design, construction, and testing of preproduction prototypes and models, and (iii) certain costs related to the design, construction, and operation of its pilot plant that is not of a scale economically feasible to the Company for commercial production. Research and development costs are expensed as incurred.
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
Merger Transaction Costs
During the fiscal year 2021, the Company incurred significant direct and incremental transaction costs related to the completed merger with RSVAC. These transaction costs were first deferred and capitalized to the deferred transaction costs, non-current line item in the Consolidated Balance Sheet. After the completion of the Business Combination, these costs were reclassed to and recorded as a reduction of additional paid-in capital. Cash payments for the transaction costs related to the Business Combination and PIPE financing are classified in the Consolidated Statement of Cash Flows as a financing activity. See Note 3 “Business Combinations” for more information.
Government Grant
In September 2020, the Company entered into a financial assistance agreement totaling $6.5 million with the Office of Energy Efficiency and Renewable Energy (“EERE”), an office within the U.S. Department of Energy. Under the agreement, the Company will perform research and development under a joint project with the EERE, and the EERE will reimburse the Company for approximately 49.8% of allowable project costs. The remaining approximately 50.2% in costs would be incurred by the Company. The Company accounts for funds which are probable of being received in the same period in which the costs were incurred as an offset to the related expense (Research and development) or capitalized asset (Property and equipment, net). As of December 31, 2023, the Company had an immaterial reimbursement receivable from the assistance agreement. As of January 1, 2023, the Company had a reimbursement receivable from the assistance agreement of $0.4 million, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s policy is to recognize interest and penalties expense, if any, related to uncertain tax positions as a component of income tax expense.
Stock-Based Compensation
The Company issues stock-based compensation to employees and non-employees in the form of stock options or restricted stock units (“RSUs”) or performance restricted stock units (“PRSUs”).
Restricted Stock Units
Starting in the fiscal year 2021, the Company began to grant RSUs to its employees and non-employees and these RSUs generally have a service vesting condition over four or five years. The Company uses its common stock price, which is the closing stock price on the grant date to value its RSUs. Stock-based compensation expense is recognized using the straight-line attribution method. Forfeitures are recorded when they occur.
Performance Restricted Stock Units
Starting in the fiscal year 2022, the Company began to grant PRSUs to certain employees with vesting conditions based on performance and service conditions over two years. The Company uses its common stock price, which is the closing stock price on the grant date to value its PRSUs. The Company uses the graded vesting method to calculate the stock-based compensation expense. At each reporting period, the Company would recognize and adjust the stock-based compensation expense based on its probability assessment in meeting its PRSUs' performance conditions. Forfeitures are recorded when they occur.
Employee Stock Purchase Plan
The Company began to offer the employee stock purchase plan (“ESPP”) to its employees in the fiscal year 2021. The Company uses the Black-Scholes valuation method to value the fair value of its ESPP shares and uses the graded vesting method to calculate the stock-based compensation expense.
Stock options
Generally, the stock options have a maximum contractual term up to 10 years. The fair value of stock options is based on the date of the grant using the Black-Scholes valuation method. The awards are accounted for by recognizing the fair value of the related award over the period during which services are provided in exchange for the award (referred to as the requisite service period, which typically equals the vesting period of the award). The vesting period is generally four or five years. No stock options have been issued with a market condition or other performance vesting condition. In accordance with ASU 2018-07 Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the measurement of equity-classified non-employee awards is fixed at the grant date. Stock-based compensation expense is recognized using the straight-line attribution method. Forfeitures are recorded when they occur. For the fiscal year 2023, the Company did not grant any stock options and, for the fiscal year 2022, the Company granted less than 60,000 shares.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Net Loss per Share of Common Stock
Basic net loss per share of common stock is calculated using the two-class method under which earnings are allocated to both common shares and participating securities. The Company considers participating securities including outstanding stock options, outstanding RSUs, estimated ESPP shares and convertible senior notes. Unvested early exercised stock options which are subject to repurchase by the Company are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Net loss is attributed to common stockholders and participating securities based on their participation rights.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
Diluted earnings per share (“EPS”) attributable to common stockholders adjusts basic EPS for the potentially dilutive impact of the participating securities. As the Company reported losses for the periods presented, all potentially dilutive securities including convertible senior notes, stock options and warrants, are generally antidilutive and accordingly, basic net loss per share equals diluted net loss per share, except when there were changes in fair value of the Private Placement Warrants recorded in earnings. With changes in fair value recorded in earnings, an adjustment would be made to both the diluted EPS numerator and denominator to eliminate such effects.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. This ASU should be applied prospectively to business combinations occurring on or after the date of adoption. As a result, we adopted the provisions of this ASU in the first quarter of 2023 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this ASU on the Company’s financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which expanded the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the annual periods beginning December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this ASU on the Company’s financial statement disclosures.
Note 3. Business Combinations
Business Combination with Rodgers Silicon Valley Acquisition Corp.
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
The net liabilities of RSVAC, other than its warrant liabilities, were stated at historical cost, which approximated to its fair values. Its warrant liabilities were stated at its fair values and no goodwill or other intangible assets were recorded. Results of operations prior to the Business Combination were presented as those of Enovix. Beginning in the third quarter of 2021, historical shares and corresponding capital amounts, as well as for net loss per share, prior to the Business Combination, were retrospectively adjusted using the exchange ratio as defined in the Business Combination for the equivalent number of shares outstanding immediately after the Business Combination to the effect the reverse recapitalization.
Immediately prior to the Business Combination all shares of Legacy Enovix outstanding convertible preferred stock were converted into an equivalent number of shares of Legacy Enovix common stock.
At the Business Combination, eligible Legacy Enovix equity holders received or have the right to receive shares of Enovix common stock (“Common Stock”), with par value $0.0001 per share, at a deemed value of $10.00 per share after giving effect to the exchange ratio of approximately 0.1846 as defined in the Merger Agreement (“Exchange Ratio”). Accordingly, immediately following the consummation of the Business Combination, Legacy Enovix common stock was exchanged into 103,995,643 shares of Common Stock, 5,547,327 shares were reserved for the issuance of Common Stock upon the potential future exercise of Legacy Enovix’s stock options that were exchanged into Enovix’s stock options.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of Common Stock to 1,000,000,000 shares, $0.0001 par value per share and designate 10,000,000 shares as Preferred Stock.
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
Routejade Acquisition
On September 18, 2023, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Rene Limited, a corporation incorporated under the laws of the Republic of Korea (the “Seller”). On October 31, 2023, the Company closed the transaction contemplated by the Stock Purchase Agreement (the “Closing”) to purchase Routejade, Inc. (“Routejade”), a battery manufacturer incorporated under the laws of Republic of Korea. This acquisition has allowed the Company to vertically integrate electrode coating and battery pack manufacturing.
The total purchase consideration of such transaction consists of cash consideration in the amount of approximately $15.4 million and 5,923,521 shares of common stock of the Company, par value $0.0001, for the purchase of approximately 95.8% of the outstanding shares of Routejade (the “Routejade Acquisition”). The closing price of the

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s common stock on October 31, 2023 was $8.91. Total following table summarized the considerations for the acquisition.

Cash paid, net of acquisition-related seller expense		$15,448
Issuance of Enovix common stock (5,923,521 shares)		52,779
Total purchase consideration		68,227
Less: net assets acquired
Net assets acquired, excluding liability assumed for acquisition-related seller expense	56,486
Liability assumed for acquisition-related seller expense	(357)
Net assets acquired		56,129
Goodwill		$12,098
This acquisition constitutes a business acquisition in accordance with FASB Accounting Standards Codification (“ASC”) (Topic 805), Business Combinations (“ASC 805”) for business combinations and, therefore, will be accounted for as a business combination using the acquisition method of accounting. The tangible and intangible assets acquired and liabilities assumed were recorded based on their estimated fair values at the acquisition date.
The following table summarizes the preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed as of the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands).

Cash, cash equivalents and restricted cash acquired	$5,481
Accounts and notes receivable, net (1)	1,796
Inventory	12,613
Prepaid expenses and other current assets	1,715
Property and equipment, net	26,987
Intangible assets	42,981
Goodwill	12,098
Other non-current assets	365
Debt assumed	(7,426)
Deferred revenue	(10,568)
Liabilities assumed	(3,182)
Deferred income tax liabilities	(11,616)
Fair value of net assets acquired	71,244
Less: non-controlling interest (2)	(3,017)
Total purchase consideration	68,227
Less: Cash, cash equivalents, restricted cash acquired	(5,481)
Total purchase price, net of cash acquired	$62,746

(1)	The gross amount of the acquired accounts and notes receivable was $1.9 million, of which an immaterial amount is expected to be uncollectible.
(2)	The fair value of non-controlling interest is measured based on the fair values of net assets acquired at the acquisition date and the price for the equity shares and the portion of ownership not held by the acquirer.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
The excess of the purchase price over the fair value of net assets acquired was recorded to goodwill. Goodwill is primarily attributable to the expected synergies from future expected economic benefits, including integrating electrode coating and battery pack manufacturing. Goodwill from this acquisition is not expected to be deductible for tax purposes.
The following table summarizes the change in goodwill (in thousands).

Goodwill
Balance as of January 1, 2023	$—
Routejade Acquisition	12,098
Balances as of December 31, 2023	$12,098
Intangible Assets
Intangible assets consist of customer relationships, developed technology and trade names and trademarks. Customer relationships relates to Routejade’s existing customer relationships to earn current and future business. Developed technology relates to its technology for manufacturing standard lithium-ion batteries with varying chemistries, enabling design flexibility and producing customized battery cells.
The following table summarizes the intangible assets subject to amortization, net (in thousands).

	Gross	Accumulated amortization	Net Carrying Amount	Weighted-average Useful Lives
Customer relationships	$30,966	$(517)	$30,449	10 years
Developed technology	11,680	(277)	11,403	7 years
Trade Names and Trademarks	335	(19)	316	3 years
Total intangible assets	$42,981	$(813)	$42,168
The Company acquired these intangible assets through the Routejade Acquisition in October 2023. For the fiscal year 2023, amortization of the intangible assets was $0.8 million. As of December 31, 2023, the weighted average remaining useful lives for intangible assets was approximately 9 years.
The following is a schedule of expected amortization for the intangible assets as of December 31, 2023 (in thousands).

As of December 31, 2023
2024	$4,860
2025	4,860
2026	4,933
2027	4,748
2028	4,748
Thereafter	18,019
Total estimated amortization expense	$42,168

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue and net loss from operations
For the fiscal year 2023, the Company’s result of operations included approximately $7 million of Routejade’s revenue and an immaterial amount of Routejade’s net loss from operations since the acquisition date.
Acquisition Costs
For the fiscal year 2023, the Company recorded approximately $1.3 million of acquisition costs, which were included in Selling, general and administrative of the Consolidated Statements of Operations.
Proforma information
The consolidated unaudited proforma revenue for fiscal years 2023 and 2022, which included Routejade assuming the acquisition occurred on January 3, 2022, were approximately $21.1 million and $16.4 million, respectively. The consolidated unaudited proforma net income related to this acquisition was not included because the impact on the Company's consolidated results of operations was not material.
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
The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on the Company's Consolidated Balance Sheets. As of December 31, 2023 and January 1, 2023, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments.
Cash and cash equivalents are reported at their respective fair values on the Consolidated Balance Sheets. Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. The Company will classify commercial paper, corporate debt securities and asset-backed securities as Level 2. As of December 31, 2023 and January 1, 2023, the Company had cash and cash equivalents of $233.1 million and $322.9 million, respectively.
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of December 31, 2023 and January 1, 2023 (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2023
Assets:
Cash equivalents:
Money Market Funds	$19,312	$—	$—	$19,312
U.S. Treasuries	—	45,175	—	45,175
Short-term investments:
U.S. Treasuries	—	73,694	—	73,694

Liabilities:
Private Placement Warrants	$—	$—	$42,900	$42,900

As of January 1, 2023
Assets:
Cash equivalents:
Money Market Funds	$319,946	$—	$—	$319,946
Liabilities:
Private Placement Warrants	$—	$—	$49,080	$49,080
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments
As of December 31, 2023
Money Market Funds	$19,312	$—	$—	$19,312	$19,312	$—
U.S. Treasuries	118,854	15		118,869	45,175	73,694
Total	$138,166	$15	$—	$138,181	$64,487	$73,694

As of January 1, 2023
Money Market Funds	$319,946	$—	$—	$319,946	$319,946	$—
As of December 31, 2023, the short-term investments have contractual maturity due within one year.
Private Placement Warrants
The Company’s liabilities are measured at fair value on a recurring basis, including 6,000,000 shares of the Private Placement Warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members. The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. The key assumptions impacting the fair value of the Private Placement Warrants are the fair value of the Company’s common stock as of each re-measurement date, the remaining contractual terms of the Private Placement Warrants, risk-free rate of return and expected volatility which is based on the historical and implied volatility of the Company and the volatility of the Company’s peer group.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, the fair value of the Private Placement Warrants was $7.15 per share with an exercise price of $11.50 per share. The following table summarizes the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of January 2, 2022	$124,260
Change in fair value	(75,180)
Fair value as of January 1, 2023	49,080
Change in fair value	(6,180)
Fair value as of December 31, 2023	$42,900
The following table summarizes the key assumptions used for determining the fair value of common stock warrants.

	Private Placement Warrants Outstanding as of December 31, 2023	Private Placement Warrants Outstanding as of January 1, 2023	Private Placement Warrants Outstanding as of January 2, 2022
Expected term (in years)	2.5	3.5	4.5
Expected volatility	90.0%	92.5%	77.5%
Risk-free interest rate	4.1%	4.2%	1.2%
Expected dividend rate	—%	—%	—%
Convertible Senior Notes and Long-term Loans
The Company considers the fair value of the Convertible Senior Notes to be a Level 2 measurement as they are not actively traded in the market. As of December 31, 2023, the fair value of the Convertible Senior Notes was approximately $179.1 million. As of December 31, 2023, the Company considers the fair value of the long-term loans are approximately close to its carrying value of $3.3 million.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment consists of the following categories (in thousands).

	December 31, 2023	January 1, 2023
Machinery and equipment	$100,335	$55,694
Building and leasehold improvements	36,651	24,565
Office equipment and software	2,561	1,586
Furniture and fixtures	898	771
Land	1,433	—
Construction in process	68,958	33,268
Total property and equipment	210,836	115,884
Less: accumulated depreciation	(44,365)	(12,016)
Property and equipment, net	$166,471	$103,868
During the fiscal year 2022, the Company placed its leasehold improvement and machinery and equipment into service for the Company's first production line (“Fab1”) and transferred the amount that was previously capitalized as construction in process into the machinery and equipment category. The Company began its depreciation using the straight-line method on the date that machinery and equipment and leasehold improvement were placed into service.
The Company is in the progress of constructing a facility in Malaysia for high-volume production and acquired Routejade, which contributed to increases in machinery and equipment, building and leasehold improvements, land and construction in process categories. Furthermore, the Company announced that it initiated a strategic realignment of the Company’s Fab1 in Fremont designed to refocus the facility from a manufacturing hub to its “Center for Innovation,” focused on new product development, including a plan of workforce reduction. In connection with this strategic realignment, the Company recognized an accelerated depreciation expenses of approximately $18.5 million for Fab1 equipment in the fourth quarter of 2023, of which approximately $5.3 million, $13.1 million, and $0.1 million were recorded as cost of revenue, research and development expense, and selling, general and administrative expense, respectively, in the Consolidated Statements of Operations. In addition, approximately $18.5 million of depreciation expense is expected to be recognized in the first quarter of 2024.
The following table summarizes the depreciation and amortization expenses related to property and equipment, which were recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Consolidated Statements of Operations (in thousands).

	Fiscal Years
	2023	2022	2021
Depreciation expense	$33,870	$7,425	$995
Equipment Impairment
The following table summarizes impairment of equipment (in thousands).

	Fiscal Years
	2023	2022	2021
Impairment of equipment	$4,411	$4,921	$—

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of 2022, the Company ceased to construct certain automation for a small portion of the Company’s equipment, which was previously capitalized as “construction in process” category of property and equipment, net on the Consolidated Balance Sheets.
In the second quarter of 2023, the Company disposed a group of machinery and equipment and these impaired assets were previously capitalized as “Machinery and equipment” category of property and equipment, net on the Consolidated Balance Sheets. As of December 31, 2023 and January 1, 2023, $0.6 million and $1.7 million of the impairment charges, respectively, were recorded as accrued expenses on the Consolidated Balance Sheets.
Note 6. Inventory
Inventory consists of the following components (in thousands).

	December 31, 2023	January 1, 2023
Raw materials	$1,926	$481
Work-in-process	6,687	106
Finished goods	124	47
Total inventory	$8,737	$634
Inventory is stated at the lower of cost or net realizable value on a FIFO basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories. For the fiscal year 2023, the Company recorded $11.7 million of inventory reserve as cost of revenue in the Consolidated Statement of Operations.
Currently, the Company is selling product below the manufacturing costs. Accordingly, the Company recorded an allowance to reduce certain inventories to net realizable value of approximately $1.3 million as of December 31, 2023. As of December 31, 2023 and January 1, 2023, the Company did not have excess or obsolete inventory reserve.
Note 7. Leases
The Company entered into operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2024 and 2030. The Company has an option to extend the office lease located in California for five years.
During the fiscal year 2023, the Company entered two new operating lease agreements as described below.
•leased a manufacturing space located in Malaysia for Fab2 with a three-year term and an option to extend it for three years. The Company recognized the option to renew as part of its right-of-use assets and lease liabilities.
•leased an office space located in India for its research and development center with a 5.3 years lease term.
The following table summarizes the components of lease costs (in thousands).

	Fiscal Years
	2023	2022
Operating lease cost	$2,429	$1,682
The following table shows supplemental lease information.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
Operating leases	December 31, 2023	January 1, 2023
Weighted-average remaining lease term	6.0 years	7.7 years
Weighted-average discount rate	8.5%	6.8%
The following table shows supplemental cash flow information related to leases (in thousands).

	Fiscal Years
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,135	$1,366
Lease liabilities arising from obtaining ROU assets:
Operating leases	$9,922	$—
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of December 31, 2023 (in thousands).

Operating leases
2024	$3,551
2025	3,673
2026	3,698
2027	3,743
2028	3,804
Thereafter	3,834
Total	22,303
Less: imputed interest	(4,493)
Present value of lease liabilities	$17,810

Note 8. Accrued Expenses
Accrued expenses consists of the following components (in thousands).

	As of
	December 31, 2023	January 01, 2023
Accrued expenses	$3,520	$1,686
Accrued equipment	6,544	2,120
Accrued duty and taxes	2,836	2,539
Accrued legal expenses	1,076	744
	$13,976	$7,089

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Borrowings
Short-Term Debt
In connection with the Routejade Acquisition, the Company assumed assets secured loans with fixed and floating interest rates. These loans have various maturity dates. As of December 31, 2023, short-term debt was $5.9 million, which comprised of $4.3 million of short-term loans with less than one-year term and $1.6 million of the current portion of long-term loans. The current portion of long-term debt is recorded as short-term debt based on time remaining until maturity. As of December 31, 2023, the weighted average interest rate on the short-term loans was approximately 5.3%. As of January 1, 2023, there was no short-term debt.
Long-Term Debt
The Company’s long-term debt, net consists of the following (in thousands).

	Annual Interest Rate	Maturity Date	As of December 31, 2023

Convertible Senior Notes	3.0%	May 1, 2028	$172,500
Long-term loans
Floating rate	3.4%	June 30, 2027	385
Floating rate	3.4%	June 30, 2028	385
Fixed rate	5.2%	February 1, 2025	1,036
Fixed rate	5.3%	September 19, 2024	1,540
Total Convertible Senior Notes and other borrowings			175,846
Less: unamortized debt issuance costs			(5,142)
Long-term debt			170,704
Current portion of long-term debt			(1,605)
Long-term debt, net			$169,099
Long-term Loans
In connection with the Routejade Acquisition, the Company assumed $3.3 million of long-term loans, which they are either with fixed rate or floating rate loans. Of the total long-term loan outstanding balance, $1.6 million represented the current portion of the long-term loans as of December 31, 2023.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In accounting for the issuance of the Convertible Senior Notes, the Company accounted for the Convertible Senior Notes as liability instruments and considered it as single units of account pursuant to the Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”). Accrued interest for the Convertible Senior Notes was recorded as Accrued expenses on the Consolidated Balance Sheet. Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, the debt issuance costs were recorded as a reduction to Long-term debt, net on the Consolidated Balance Sheet. For the fiscal year 2023, the Company incurred approximately $5.9 million of debt issuance costs relating to the issuance of the Convertible Senior Notes.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest
The following table summarizes the interest expenses related to Convertible Senior Notes and loans, which are recorded within Interest expense in the Consolidated Statements of Operations (in thousands).

2023
Coupon interest	$3,608
Amortization of debt issuance costs	775
Total interest expense on Convertible Senior Notes	4,383
Loan interest	64
Total interest expenses related to Convertible Senior Notes and loans	$4,447
As of December 31, 2023, the Company had $0.9 million of accrued interest liability. There was no accrued interest liability as of January 1, 2023.

Debt Maturity
The following table summarizes the Company’s long-term debt maturities, based on outstanding principal by years (in thousands).

As of December 31, 2023
2024	$1,605
2025	1,228
2026	256
2027	192
2028	172,565
Total gross amount of long-term debt	$175,846
Note 10. Commitments and Contingencies
Purchase Commitments
As of December 31, 2023 and January 1, 2023, the Company’s commitments included approximately $62.5 million and $22.7 million, respectively, of the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which the Company has not received the goods or services, commitments for capital expenditures and construction-related activities for which the Company has not received the services. Although open purchase orders are considered enforceable and legally

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 7 “Leases” for more details. For the Convertible Senior Notes obligation, please refer to Note 9 “Borrowings” for more details.
Performance Obligations
As of December 31, 2023, the Company had $10.5 million of performance obligations, which comprised of total deferred revenue and customer order deposits. The Company currently expects to recognize approximately 64% of deferred revenue as revenue within the next twelve months and the remaining amount is expected to be recognized as revenues in 2025.
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
A liability and related charge to earnings are recorded in the consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. The outcomes of outstanding legal matters are inherently unpredictable and subject to uncertainties. While there can be no assurance of favorable outcome of these legal matters, we currently believe that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, liquidity or financial position.
Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. In September 2022, the Company began the mediation process. Based on the current knowledge of the legal proceeding, an estimate of possible loss liability was recorded on the Consolidated Balance Sheet as of December 31, 2023.
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
Securities Class Action Compliant
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to the Company’s manufacturing scaleups and testing of new equipment. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment, was filed on July 7, 2023. The consolidated complaint seeks unspecified damages,

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company or RSVAC’s common stock between June 24, 2021 and January 3, 2023. The Company and the named officers and directors moved to dismiss the complaint on September 15, 2023. On January 30, 2024, the court granted the motion to dismiss with leave to amend. The lead plaintiffs have until March 5, 2024 to amend their complaint.
Guarantees and Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. In addition, the Company purchased performance bonds for guarantee of its performance obligations for certain projects. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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
Note 11. Common Stock and Convertible Preferred Stock
Common Stock
As of December 31, 2023 and January 1, 2023, the Company had authorized 1,000,000,000 shares of common stock, par value $0.0001 and issued and outstanding of 167,392,315 and 157,461,802, respectively. Each holder of a share of common stock is entitled to one vote for each share held and is entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to preferential rights of holders of other classes of stock outstanding. Such dividends shall be payable only when, as and if declared by the board of directors and shall be non-cumulative.
Convertible Preferred Stock
As of December 31, 2023 and January 1, 2023, the Company had authorized 10,000,000 shares of convertible preferred stock, par value $0.0001 and there was no shares issued and outstanding for either periods.
Note 12. Warrants
Legacy Enovix Series D Convertible Preferred Stock Warrants
On February 22, 2021, in a transaction separate from the Merger Agreement, the then outstanding Legacy Enovix Series D convertible preferred stock warrants were exercised at $0.01 per share, resulting in the issuance of 10,160,936 shares of Legacy Enovix Series D convertible preferred stock to the holders of such warrants, for a total of $0.1 million. As of December 31, 2023 and January 1, 2023, there were no convertible preferred stock warrants outstanding.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On January 19, 2022, the Company received net proceeds of $52.8 million from the warrant exercises, which included the $5.3 million of other receivable in Prepaid and other current assets on the Consolidated Balance Sheet as of January 1, 2023. As of December 31, 2023 and January 1, 2023, there were no Public Warrants outstanding.
Private Placement Warrants
The 6,000,000 Private Placement Warrants were originally issued in a private placement to the initial stockholder of the Sponsor in connection with the initial public offering of RSVAC. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021. As of December 31, 2023, the Company had 6,000,000 Private Placement Warrants outstanding. See Note 4 “Fair Value Measurement” for more information.
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
As of December 31, 2023, the remaining contractual term for the outstanding Private Placement Warrants to purchase the Company’s common stock is approximately 2.5 years.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options exercises, vesting and issuance activities of restricted stock units and estimated common stock issuance under the employee stock purchase plan.
The following table shows the computation of the Company’s basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

	Fiscal Years
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders - basic	$(214,071)	$(51,622)	$(125,874)
Decrease in fair value of Private Placement Warrants	(6,180)	(75,180)	—
Net loss attributable to common stockholders - diluted	$(220,251)	$(126,802)	$(125,874)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic	159,065,697	152,918,287	117,218,893
Dilutive effect of Private Placement Warrants	509,858	1,231,080	—
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	159,575,555	154,149,367	117,218,893

Net loss per share of common stock:
Basic	$(1.35)	$(0.34)	$(1.07)
Diluted	$(1.38)	$(0.82)	$(1.07)
As the Company reported net loss for the periods presented above, these potentially dilutive securities were anti-dilutive and were excluded in the computation of diluted net loss per share. The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they were anti-dilutive for the periods presented above.

	Fiscal Years
	2023	2022	2021
Stock options outstanding	2,615,199	5,034,282	5,753,005
Restricted stock units and performance restricted stock units outstanding	11,424,740	7,371,158	535,449
Private Placement Warrants outstanding	—	—	6,000,000
Public Warrants outstanding	—	—	4,322,106
Employee stock purchase plan estimated shares	442,146	349,988	47,379
Assumed conversion of Convertible Senior Notes	11,053,800	—	—
Note 14. Stock-based Compensation
Equity Incentive Plans
As of December 31, 2023, the Company's equity compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
2016 Equity Incentive Plan
The 2016 Plan was terminated when 2021 Plan became effective in July 2021. The 2016 Plan was originally adopted by its board of directors on April 6, 2016 and was most recently amended by its board of directors on December 17, 2020. The 2016 Plan was the successor to and continuation of the Company’s 2006 Equity Incentive Plan.
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
Common Stock
The following table shows the shares of common stock that had been reserved for future issuance as of December 31, 2023.

Outstanding common stock options	2,615,199
Options, RSUs and PRSUs available for future grants	14,698,737
Outstanding RSUs and PRSUs for future vesting	11,424,740
Common stock employee purchase plan available for future offerings	8,207,204
36,945,880
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For both RSUs and PRSUs, the Company uses its common stock price, which is the closing price on the grant date to value those securities.
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

	Fiscal Years
	2023	2022	2021
Cost of revenue	$5,460	$2,071	$274
Research and development	27,409	12,720	6,175
Selling, general and administrative	36,224	15,576	4,262
Restructuring cost	359	—	—
Total stock-based compensation expense	$69,452	$30,367	$10,711
For the fiscal years 2023 and 2022, the Company capitalized $1.4 million and $1.8 million, respectively, of stock-based compensation as property and equipment, net in the Consolidated Balance Sheets. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, the Company accrued $1.0 million of bonus to be settled in equity awards as accrued compensation on the Consolidated Balance Sheet as of December 31, 2023.
As of December 31, 2023, there was approximately $118.3 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.8 years. As of December 31, 2023, there was approximately $2.0 million of total unrecognized stock-based compensation related to the 2021 ESPP, which is expected to be recognized over the remaining period of 1.4 years.
Equity Award Modification
During the fiscal year 2023, in connection with the retirement or resignation of several of the Company's management team members, including the Company's former Chief Executive Officer, the Company evaluated the change in employment status in accordance with ASC 718, Compensation - Stock Compensation. The Company concluded that the change in status impacted the vesting conditions as the term of equity award exercise period was extended and certain of the equity awards were accelerated and vested immediately. For the fiscal year 2023, the Company recognized $21.1 million of stock-based compensation expense related to the modifications. There was no equity modification for the fiscal year 2022.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activities for the fiscal year 2023 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 1, 2023	5,034,282	$9.07
Granted	—	—
Exercised	(1,482,808)	8.04		$15,256
Forfeited	(936,275)	8.93
Balances as of December 31, 2023	2,615,199	$9.71	7.2	$8,708
Vested and expected to vest at December 31, 2023	3,085,743	$8.24	7.2
Vested and exercisable at December 31, 2023	2,018,898	$9.41	7.2
Unvested and exercisable at December 31, 2023	478,970	$9.18	7.3

(1)	The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of December 31, 2023 represents the value of the Company’s closing stock price at $12.52 on December 31, 2023 in excess of the exercise price multiplied by the number of options outstanding.

The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock options with the following assumptions for the fiscal years 2023, 2022 and 2021.

Fiscal Years
	2023	2022	2021
Risk-free interest rate	—%	2.1% - 4.2%	0.5% - 1.3%
Expected term (years)	—	5.0 - 6.0	5.0 - 6.9
Dividend yield	—%	—%	—%
Expected volatility	—%	67.6% - 70.1%	48.1% - 49.8%
There was no stock options granted in the fiscal year 2023. The estimated weighted-average grant date fair value of stock options granted to employees during the fiscal years 2022 and 2021 were $8.84 and $4.43 per share, respectively. The fair value of stock options that vested during the fiscal years 2023, 2022 and 2021 were $15.1 million, $12.4 million and $6.6 million, respectively.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023 and January 1, 2023, 470,544 and 2,925,538 shares, respectively, remained subject to the Company’s right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of December 31, 2023 and January 1, 2023 were immaterial. The early exercised stock options liability was recorded in other current and non-current liabilities in the Consolidated Balance Sheets.
Issuance of Common Stock Subject to Return
In connection with certain early exercised stock options, during the third quarter of fiscal year 2023, the Company erroneously issued an additional 1,304,954 shares of common stock to several former executive officers as a result of an administrative issue. During the fourth quarter of fiscal year 2023, the Company received a full recovery of these common stock shares from the former executive officers. For their cooperation in returning the additional shares to the Company, the Company issued a total of 130,000 shares of fully vested RSUs to them.
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
The following table summarizes RSUs and PRSUs activities for the fiscal year 2023 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 1, 2023	5,910,097	$14.11	1,461,061	$13.41
Granted	10,018,958	10.94	769,006	13.13
Vested	(2,769,724)	13.38	(189,251)	13.41
Forfeited	(2,266,060)	13.16	(1,509,347)	13.35
Issued and unvested shares outstanding as of December 31, 2023	10,893,271	$11.58	531,469	$13.16
The total fair value of RSUs vested during the fiscal years 2023 and 2022 were $35.3 million and $10.3 million, respectively. The total fair value of PRSUs vested during the fiscal year 2023 was $1.8 million. There were no PRSU vested in the fiscal year 2022.
During the fiscal year 2022, the Company began to withhold shares with value equivalent to the employees' obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The number of shares withheld was determined by the Company's closing share price on the vesting of its common stock. For the fiscal years 2023 and 2022, the total number of shares withheld were 303,805 and 48,739, respectively. The total amounts paid for the employees' tax obligation to taxing authorities were $3.9 million and $0.6 million, respectively, related to the shares withheld upon vesting of the RSUs for the fiscal years 2023 and 2022. These transactions were reflected as financing activities within the Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan Activity
The 2021 ESPP was approved by the stockholders on July 12, 2021. The first offering of the 2021 ESPP was in November 2021 and the first purchase was in May 2022. During the fiscal years 2023 and 2022, 285,847 and 229,249 common stock shares, respectively, were purchased under the 2021 ESPP with the weighted-average purchase price per

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share of $8.22 and $8.29, respectively. The weighted average grant-date fair value per ESPP share for the fiscal years 2023 and 2022 were $12.56 and $11.22, respectively.
The Company uses the Black-Scholes option-pricing model to determine the fair value of estimated shares under the 2021 ESPP with the following assumptions for the fiscal years 2023 and 2022.

Fiscal Years
	2023	2022
Risk-free interest rate	0.3% - 5.5%	0.1% - 4.8%
Expected term (years)	0.5 - 1.5	0.5 - 1.5
Dividend yield	—%	—%
Expected volatility	71.3% - 123.2%	62.3% - 123.2%
Note 15. Restructuring Costs
Strategic Realignment of Fab1
On October 3, 2023, the Company announced that it initiated a strategic realignment of the Company’s Fab1 in Fremont designed to refocus the facility from a manufacturing hub to its “Center for Innovation,” focused on new product development, including a plan of workforce reduction.
In connection with such strategic realignment, the Company recorded approximately $3.0 million of restructuring costs for the fiscal year 2023, which consisted of severance, termination benefits, stock-based compensation expense and inventory raw material expense. These restructuring costs were reflected in Restructuring cost in the Consolidated Statements of Operations. During the fourth quarter of 2023, the Company paid $1.6 million of the restructuring costs and the remaining $0.4 million of the restructuring liability was included in Accrued compensation on the Consolidated Balance Sheet as of December 31, 2023.
In addition, the Company recognized an accelerated depreciation expenses of approximately $18.5 million for Gen1 equipment in the fourth quarter of 2023 and approximately $18.5 million is expected to be recognized in the first quarter of 2024.
Note 16. Variable Interest Entity
YBS Agreement
On July 26, 2023, the Company entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others. Pricing under the Agreement is set on a cost-plus basis and the Company is subject to a minimum commitment pursuant to the Agreement. The Company has the sole and exclusive rights to YBS’s output of products with the Company’s proprietary technology. At any time during the first seven years of the Agreement’s term, the Company reserves the right to purchase the Gen2 Autoline 1 by repaying the equipment cost, net of depreciation, as defined in the Agreement. The term of the Agreement is for ten years and automatically extends for an additional five years.
The Company and YBS agreed to share an initial investment of $100.0 million for the Gen2 Autoline 1 equipment and facilitation costs, as set out in the Agreement. Pursuant to the terms of the Agreement, the Company shall contribute 30% of the initial investment, which is designated for Fab2 construction use, and YBS has the obligation to finance the remaining 70%, which is designated for purchase of Gen2 Autoline 1 equipment. The Company funds its contributions through payments directly made to the leasehold improvement vendors, who are constructing the Fab2. YBS assigned Orifast Solution Sdn Bhd (“OSSB”), its subsidiary, to manufacture lithium-ion batteries for Enovix under the terms and conditions of the Agreement. OSSB obtained $70.0 million of term loan (the “Term Loan”) in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). The Term Loan is

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected to be repaid within five years. Per the Agreement, the Company bears the early repayment penalty fee imposed by OCBC, if any.
On September 13, 2023, the Company entered into a cash deposit agreement with OCBC to collateralize the Term Loan. The Company will deposit sufficient collateral for the Term Loan. As of December 31, 2023, there is no outstanding balance of the Term Loan and no deposit was made to OCBC for the collateralization. As of December 31, 2023, the Company had $70.0 million deposit in an interest-bearing account with OCBC for interest earning purpose.
Consolidated Variable Interest Entity
The Company consolidates a VIE when it has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE, which could potentially be significant to the VIE, and, as a result, is considered the primary beneficiary of the VIE. As of December 31, 2023, the Company concluded that OSSB is considered a VIE and the Company is the primary beneficiary of OSSB based on certain assumptions and judgments made by the Company. As of December 31, 2023, the Company has a variable interest in OSSB with no equity investment in OSSB. In accordance with GAAP, the Company consolidates 100% of OSSB financials. As of December 31, 2023, the total assets and liabilities of OSSB are immaterial. For the fiscal year 2023, OSSB had immaterial operating activities.
Note 17. Income Tax
Net loss before income taxes was attributable to the following geographic locations for the fiscal years 2023, 2022 and 2021 (in thousands).

	Fiscal Years
	2023	2022	2021
United States	$(207,948)	$(51,496)	$(125,797)
Foreign	(6,817)	(126)	(77)
Net loss before income taxes	$(214,765)	$(51,622)	$(125,874)
During the fiscal year 2023, the Company recorded tax provision benefit on foreign jurisdictions as the Company received certain income from the foreign entities. The Company also recorded a valuation allowance against deferred tax assets in certain foreign tax jurisdictions. There was no provision for income taxes recorded on U.S. as the Company generated net operating losses and a full valuation allowance was recorded against all U.S. federal and state net deferred tax assets. The following table summarizes the provision (benefit) for income taxes (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year
2023
Current:
Foreign	$180
Total current	180
Deferred:
Foreign	(813)
Total deferred	(813)
Total provision	$(633)
During the fiscal years 2022 and 2021, there was no provision for income taxes recorded as the Company generated net operating losses and a full valuation allowance was recorded against all U.S. federal and state net deferred tax assets.
The following table shows the differences between the effective tax rate and the U.S. federal statutory tax rate for the fiscal years 2023, 2022 and 2021.

	Fiscal Years
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	5.8%	16.2%	3.7%
Foreign rate differential	0.1%	—%	—%
Non-deductible warrant expense	0.6%	30.6%	(9.4%)
Transaction costs	(0.1%)	—%	—%
Federal tax credits	3.8%	(1.7%)	0.3%
Share-based compensation	(1.4%)	(3.5%)	(0.8%)
Impact of changes in valuation allowance	(26.6%)	(62.4%)	(14.6%)
Uncertain position	(1.9%)	—%	—%
Rate change	1.2%	—%	—%
Other	(2.2%)	(0.2%)	(0.2%)
Effective tax rate	0.3%	—%	—%

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of deferred tax assets (liabilities) as of December 31, 2023 and January 1, 2023.

	December 31, 2023	January 1, 2023
Gross deferred tax assets:
Lease liabilities	$2,317	$2,479
Inventory reserve	523	—
Deferred revenue	1,056	1,056
Share-based compensation	5,481	4,455
Capitalized research and experimental expenses	24,031	11,891
Credit carryovers	11,149	3,926
Net operating losses	112,707	82,113
Transaction costs	1,390	1,502
Depreciation and amortization	6,615	1,347
Other	296	—
Total gross deferred tax assets	165,565	108,769
Valuation allowance	(164,207)	(107,053)
Total deferred tax assets, net of valuation allowance	1,358	1,716
Deferred tax liabilities:
Intangible assets	(10,091)	—
Inventory fair value adjustment	(439)	—
Right-of-use asset	(1,625)	(1,716)
Other	(6)	—
Total deferred tax liabilities	(12,161)	(1,716)
Net deferred tax liabilities	$(10,803)	$—
As of December 31, 2023, the Company had $479.4 million of state loss carryovers, $368.6 million of federal loss carryovers, and $7.3 million of foreign loss carryovers that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were $42.4 million for state before federal effect, $77.4 million for federal and $1.8 million for foreign as of December 31, 2023. The Company also had $12.3 million of state research and development (“R&D”) tax credit carryovers, $12.0 million of federal R&D tax credit carryovers and $0.3 million of foreign R&D tax credit carryovers as of December 31, 2023.
The state losses expire between 2028 and 2043. Approximately $128.0 million of the federal losses expire between 2026 and 2037 and the remainder do not expire. The federal credit carryovers expire between 2027 and 2043. The state credit carryovers do not expire. Utilization of net operating losses and tax credit carryforwards are subject to certain limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, due to historical changes in the Company’s ownership, as defined in current income tax regulations. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, the Company recognized a full valuation allowance against its U.S. federal, state and certain foreign net deferred tax assets, including operating loss carryovers and credit carryovers. The Company evaluated the realizability of its net deferred tax assets based on all available evidence, both positive and negative, which existed as of December 31, 2023. The Company’s conclusion to maintain a full valuation allowance against its U.S. federal, state and certain foreign net deferred tax assets was based upon the assessment of its ability to generate sufficient future taxable income in future periods.
The following table summarizes the activities related to unrecognized tax benefits for the fiscal years 2023, 2022 and 2021.

	Fiscal Years
	2023	2022	2021
Balance at beginning of fiscal year	$4,428	$5,048	$4,368
Increases related to current year tax positions	4,543	549	537
Increases related to the prior year tax positions	3,192	12	143
Decreases related to prior year tax positions	—	(1,181)	—
Balance at end of fiscal year	$12,163	$4,428	$5,048
As of December 31, 2023 and January 1, 2023, none of the amounts of unrecognized tax benefits would favorably affect the effective income tax rate in future periods if recognized, since the tax benefits would increase a deferred tax asset that is currently offset by a full valuation allowance.
As of December 31, 2023, the Company has not identified any unrecognized that benefits where it is reasonably possible that it will recognize a decrease within the next 12 months. If the Company does recognize such a decrease, the net impact on the Consolidated Statement of Operations would not be material.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statement of Operations. For the fiscal years 2023, 2022 and 2021, no interest expense was recognized relating to income tax liabilities. There were no accrued interest or penalties related to income tax liabilities as of December 31, 2023 and January 1, 2023.
The Company files income tax returns in the U.S. federal jurisdiction and in the California and Florida state jurisdiction. In the normal course of business, the Company is subject to examination by taxing authorities in the U.S. The Company is not currently under examination by any taxing authority.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Geographic Information
The following table summarizes the long-lived assets by geographic areas, which consisted of property and equipment and operating lease right-of-use assets (in thousands).

	December 31, 2023	January 1, 2023
United States	$119,685	$103,864
Asia Pacific	46,786	4
Total property and equipment, net	$166,471	$103,868

	December 31, 2023	January 1, 2023
United States	$5,760	$6,133
Asia Pacific	9,530	—
Total operating lease, right-of-use assets	$15,290	$6,133
The following table summarizes the revenues by geographic areas based on the billing location of the customers (in thousands).

	Fiscal years
	2023	2022
Asia Pacific	$6,148	$32
North America	473	6,170
EMEA	1,023	—
Total revenues	$7,644	$6,202
Note 19. Employee Retirement Plans
The Company has employee retirement plans at its U.S. and international locations. The followings are the plans for the Company.
401(k) Savings Plan for U.S. Employees
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code and the plan allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company provides a 3% employer contribution. For the fiscal years 2023, 2022 and 2021, the Company’s employer contributions were $1.6 million, $1.3 million and $0.5 million, respectively.
Other Retirement Plans
The Company has other retirement plans for employees at international locations. For the year 2023, the Company’s retirement plan expenses were not material.
Note 20. Related Party
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Affiliate Notes
On April 20, 2023, the Company issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, the Company’s Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on the Company’s Consolidated Balance Sheets. For the fiscal year 2023, the Company recorded $0.2 million of interest expense related to the Affiliate Notes in the Company’s Consolidated Statements of Operations. See Note 9 “Borrowings” for more information.
Employment Relationship
As of December 31, 2023, the Company employed two family members of the Company’s former Chief Executive Officer (“CEO”), who perform engineering work and, as of January 2024, there is one additional affiliate employee, a family member of the Company’s CEO. This employee assists with sales in North America.
Affiliate Pledge of Common Stock
In November 2023, Mr. Thurman J. “T.J.” Rodgers, the Chairman of the Company’s Board of Directors, pledged his ownership of the Company’s common stock under his name and his living trusts as a security collateral to his investment account. As of December 31, 2023, Mr. Rodgers held approximately 21.7 million shares of the Company’s common stock, which accounted for approximately 13% of total outstanding shares of the Company’s common stock.

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
Based on the evaluation as described above, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms as of December 31, 2023. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
In October 2023, we completed the Routejade Acquisition and are currently integrating Routejade into our operations, compliance programs and internal control processes. Routejade constituted approximately 8% and 9% of our total assets and net assets, respectively, approximately 95% of our revenue and approximately 1% of our operating loss as of and for the fiscal year ended December 31, 2023. SEC rules and regulations allow companies to exclude acquisitions from the assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have elected to exclude the acquired operations of Routejade from our assessment of the Company’s internal control over financial reporting as of December 31, 2023. The assessment of internal control over financial reporting of the acquired business will be included in our fiscal year 2024 evaluation.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
Insider Trading Arrangements
During the quarter ended December 31, 2023, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).”).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the captions “Proposal No. 1 - Election of Directors,” “Information Regarding Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included under the captions “Director Compensation” and “Executive Compensation” in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationship and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in the 2024 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated February 22, 2021	8-K	001-39753	2.1	February 22, 2021
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Specimen Common Stock Certificate	S-4/A	333-253976	4.5	June 21, 2021
4.2	Specimen Warrant Certificate	S-1/A	333-250042	4.3	November 25, 2020
4.3	Warrant Agreement, dated July 13, 2021, by and between Computershare Inc. and Enovix Corporation	8-K	001-39753	4.3	July 19, 2021
4.4	Description of Securities	10-K	001-39753	4.4	March 25, 2022
4.5	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.6	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-39793	4.2	April 21, 2023
10.1#	2021 Equity Incentive Plan	8-K	001-39753	10.2	July 19, 2021
10.2#	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.11	May 10, 2021
10.3#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.12	May 10, 2021
10.4#+	Long-Term Incentive Plan under the 2021 Equity Incentive Plan	10-K	001-39753	10.40	March 1, 2023
10.5#	Forms of Restricted Stock Unit Grant Notice for Long-Term Incentive Plan Award and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-39753	10.1	August 16, 2022

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
10.6#	2021 Employee Stock Purchase Plan	8-K	001-39753	10.5	July 19, 2021
10.7#	Enovix Corporation 2006 Equity Incentive Plan	S-4/A	333-253976	10.6	May 10, 2021
10.8#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2006 Stock Plan	S-4/A	333-253976	10.7	May 10, 2021
10.9#	Enovix Corporation 2016 Equity Incentive Plan	S-4/A	333-253976	10.8	May 10, 2021
10.10#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2016 Equity Incentive Plan	S-4/A	333-253976	10.9	May 10, 2021
10.11†	Office Lease by and between M West Propco XX, LLC and Enovix Corporation	S-4/A	333-253976	10.21	May 10, 2021
10.12†	Amendment No. 1 to Office Lease	S-4/A	333-253976	10.22	May 10, 2021
10.13†	Amendment No. 2 to Office Lease	S-4/A	333-253976	10.23	May 10, 2021
10.14#	Form of Indemnification Agreement	8-K	001-39753	10.19	July 19, 2021
10.15#	Non-Employee Director Compensation Policy	8-K	001-39753	10.10	October 20, 2021
10.16#	Separation Agreement, dated January 13, 2023, by and between Enovix Corporation and Harrold Rust	10-K	001-39753	10.26	March 1, 2023
10.17#	Separation Agreement, dated January 20, 2023, by and between Enovix Corporation and Gardner Cameron Dales	10-K	001-39753	10.27	March 1, 2023
10.18#	Separation Agreement, dated January 17, 2023, by and between Enovix Corporation and Ashok Lahiri	10-K	001-39753	10.28	March 1, 2023
10.19#	Employment Agreement, dated December 23, by and between Enovix Corporation and Raj Talluri	10-K	001-39753	10.29	March 1, 2023
10.20#	Employment Agreement, dated November 9, 2022, by and between Enovix Corporation and Ajay Marathe	10-K	001-39753	10.30	March 1, 2023
10.21#	Amended and Restated Employment Agreement, dated January 20, 2023, by and between Enovix Corporation and Ralph Schmitt	10-K	001-39753	10.31	March 1, 2023
10.22†	Manufacturing Agreement dated July 26, 2023, by and between Enovix Corporation and YBS International Berhad	10-Q	001-39753	10.1	August 9, 2023
10.23#	Employment Agreement, dated April 15, 2023, by and between Enovix Corporation and Arthi Chakravarthy	10-Q	001-39753	10.5	May 5, 2023
10.24#	Separation Agreement, dated June 28, 2023, by and between Enovix Corporation and Steffen Pietzke	10-Q	001-39753	10.3	August 9, 2023

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
10.25#	Employment Agreement, dated June 26, 2023, by and between Enovix Corporation and Farhan Ahmad	10-Q	001-39753	10.4	August 9, 2023
10.26#+	2023 Long-Term Incentive Plan under the 2021 Equity Incentive Plan	10-Q	001-39753	10.6	May 5, 2023
10.27#	Form of Global RSU Award Grant Notice under the 2023 Long-Term Incentive Plan	10-Q	001-39753	10.7	May 5, 2023
10.28	Form of Confirmation for Capped Call Transactions	8-K	001-39753	10.1	April 21, 2023
10.29†	Cash Deposit Agreement dated September 13, 2023, by and between Enovix Corporation and OCBC Bank (Malaysia) Berhad	10-Q	001-39753	10.1	November 9, 2023
10.30†	Stock Purchase Agreement dated September 18,2023, by and between Enovix Corporation and Rene Limited	10-Q	001-39753	10.2	November 9, 2023
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
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
						X
97.1	Incentive Compensation Recoupment Policy					X
101.INS	Inline XBRL Instance Document					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
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

Dated: February 28, 2024	Enovix Corporation

	By:	/s/ Raj Talluri
Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Farhan Ahmad, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	Raj Talluri	President and Chief Executive Officer and Director	February 28, 2024
	Raj Talluri	(Principal Executive Officer)

/s/	Farhan Ahmad	Chief Financial Officer	February 28, 2024
	Farhan Ahmad	(Principal Financial Officer and Principal Accounting Officer)

/s/	Thurman J. “T.J.” Rodgers	Chairman of the Board of Directors	February 28, 2024
Thurman J. “T.J.” Rodgers

/s/	Betsy Atkins	Director	February 28, 2024
Betsy Atkins

/s/	Pegah Ebrahimi	Director	February 28, 2024
Pegah Ebrahimi

/s/	Bernard Gutmann	Director	February 28, 2024
Bernard Gutmann

/s/	Joseph Malchow	Director	February 28, 2024
Joseph Malchow

/s/	Gregory Reichow	Director	February 28, 2024
Gregory Reichow