Form 10-Q
period 2024-03-31
Enovix Corp
filed 2024-05-07
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, 170,000,050 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance and can be identified by words such as anticipate, believe, continue, could, estimate, expect, intend, may, might, plan, possible, potential, predict, project, should, would and similar expressions that convey uncertainty about future events or outcomes. In addition, any statements that refer to projections, forecasts, management’s expectations, hopes, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements about our:
•ability to build and scale manufacturing lines for our lithium-ion batteries, including production and commercialization timelines;
•ability to meet milestones and execute on our product development strategy, including the delivery of EX-1M samples of our high cycle life smartphone batteries to customers beginning in the second quarter of 2024;
•expectations and estimations of the total addressable market for lithium-ion batteries in the portable electronics markets;
•products, technologies, business model and growth strategy, including potential total addressable markets, market opportunity and the expansion of our customer base;
•expectations regarding the synergies to be realized from our acquisition of Routejade in October 2023, such as complementary products and the vertical integration of electrode coating and battery pack manufacturing;
•product strategy for Routejade’s portfolio of conventional lithium-ion battery products;
•ability to meet the expectations of new and current customers, including safety and qualification requirements, and our ability to achieve market acceptance for our products;
•financial performance, including revenue from the sale of batteries and battery pack products and engineering revenue contracts, as well as expenses and projections thereof;
•placement of equipment orders for our second generation manufacturing lines, and the speed of and space requirements for our second generation manufacturing lines;
•factory sites and related considerations, including our ability to clear Factory Acceptance Testing and Site Acceptance Testing at our Fab2 facility in Malaysia;
•ability to attract and hire additional service providers, including qualified labor to facilitate the build-out of existing and additional production lines;
•ability to optimize our manufacturing process and execute on our future product development strategy and roadmap to profitability, including our predictions regarding future demand for our lithium-ion battery solutions;
•expectations regarding the benefits and efficiencies to be realized from our shift to a vertical business strategy, including our ability to timely and successfully complete the strategic realignment of the Company’s first production line in Fremont to refocus on new product development;
•expectations regarding our collaboration announced in January 2024 with Group14 Technologies, a manufacturer and supplier of active silicon battery material; and
•potential to validate the advantages of our cell architecture in the electric vehicle battery space through our recent development agreement with a leading automaker, announced in March 2024.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements, and the assumptions underlying such statements, involve a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$222,150	$233,121
Short-term investments	40,243	73,694
Accounts receivable, net	1,728	909
Notes receivable, net	144	1,514
Inventory	6,536	8,737
Prepaid expenses and other current assets	7,207	5,202
Total current assets	278,008	323,177
Property and equipment, net	159,164	166,471
Customer relationship intangibles and other intangibles, net	39,963	42,168
Operating lease, right-of-use assets	14,851	15,290
Goodwill	12,217	12,098
Other assets, non-current	4,700	5,100
Total assets	$508,903	$564,304
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,277	$21,251
Accrued expenses	11,677	13,976
Accrued compensation	9,281	10,731
Short-term debt	8,488	5,917
Deferred revenue	5,306	6,708
Other liabilities	2,855	2,435
Total current liabilities	56,884	61,018
Long-term debt, net	168,275	169,099
Warrant liability	21,780	42,900
Operating lease liabilities, non-current	14,813	15,594
Deferred revenue, non-current	3,774	3,774
Deferred tax liability	11,259	10,803
Other liabilities, non-current	13	13
Total liabilities	276,798	303,201
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 169,738,474 and 167,392,315 as of March 31, 2024 and December 31, 2023, respectively	17	17
Additional paid-in-capital	874,527	857,037
Accumulated other comprehensive loss	(53)	(62)
Accumulated deficit	(645,213)	(598,845)
Total Enovix's stockholders’ equity	229,278	258,147
Non-controlling interest	2,827	2,956
Total equity	232,105	261,103
Total liabilities and equity	$508,903	$564,304
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended
	March 31, 2024	April 2, 2023
Revenue	$5,272	$21
Cost of revenue	7,072	12,248
Gross margin	(1,800)	(12,227)
Operating expenses:
Research and development	48,788	23,749
Selling, general and administrative	19,548	27,274
Total operating expenses	68,336	51,023
Loss from operations	(70,136)	(63,250)
Other income (expense):
Change in fair value of common stock warrants	21,120	(12,840)
Interest income	3,560	2,466
Interest expense	(1,659)	—
Other income, net	466	21
Total other income (expense), net	23,487	(10,353)
Loss before income tax benefit	(46,649)	(73,603)
Income tax benefit	(152)	—
Net loss	(46,497)	(73,603)
Net loss attributable to non-controlling interests	(129)	—
Net loss attributable to Enovix	$(46,368)	$(73,603)

Net loss per share attributable to Enovix shareholders, basic	$(0.28)	$(0.47)
Weighted average number of common shares outstanding, basic	168,144,918	155,626,977
Net loss per share attributable to Enovix shareholders, diluted	$(0.28)	$(0.47)
Weighted average number of common shares outstanding, diluted	168,144,918	155,626,977
See accompanying notes to these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarters Ended
	March 31, 2024	April 2, 2023
Net loss	$(46,497)	$(73,603)
Other comprehensive income (loss), net of tax
Change in net foreign currency translation adjustments	27	—
Net unrealized loss on available-for-sale securities	(18)	—
Other comprehensive income, net of tax	9	—
Comprehensive loss	(46,488)	(73,603)
Comprehensive loss attributable to non-controlling interest	(129)	—
Comprehensive loss attributable to Enovix	$(46,359)	$(73,603)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	167,392,315	$17	$857,037	$(62)	$(598,845)	$258,147	$2,956	$261,103
Net loss	—	—	—	—	(46,368)	(46,368)	(129)	(46,497)
Issuance of common stock upon exercise of stock options	43,041	—	96	—	—	96	—	96
Issuance of common stock, net of issuance costs	639,138	—	5,756	—	—	5,756	—	5,756
RSU vested, net of shares withheld	1,683,618	—	(2,223)	—	—	(2,223)	—	(2,223)
Vesting of early exercised stock options	—	—	9	—	—	9	—	9
Repurchase of unvested restricted common stock	(19,638)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,852	—	—	13,852	—	13,852
Other comprehensive income, net	—	—	—	9	—	9	—	9
Balance as of March 31, 2024	169,738,474	$17	$874,527	$(53)	$(645,213)	$229,278	$2,827	$232,105

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2023	157,461,802	$15	$741,186	$—	$(384,774)	$356,427	$—	$356,427
Net loss	—	—	—	—	(73,603)	(73,603)	—	(73,603)
Issuance of common stock upon exercise of stock options	86,654	—	328	—	—	328	—	328
RSU vested, net of shares withheld	679,606	—	(777)	—	—	(777)	—	(777)
Vesting of early exercised stock options	—	1	82	—	—	83	—	83
Repurchase of unvested restricted common stock	(138,599)	—	—	—	—	—	—	—
Stock-based compensation	—	—	29,653	—	—	29,653	—	29,653
Balance as of April 2, 2023	158,089,463	$16	$770,472	$—	$(458,377)	$312,111	$—	$312,111
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarters Ended
	March 31, 2024	April 2, 2023
Cash flows used in operating activities:
Net loss	$(46,497)	$(73,603)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	24,974	3,598
Stock-based compensation	12,760	29,157
Changes in fair value of common stock warrants	(21,120)	12,840
Others	173	—
Changes in operating assets and liabilities:
Accounts and notes receivables	505	149
Inventory	2,202	(181)
Prepaid expenses and other assets	(1,809)	364
Accounts payable	(7,281)	(1,792)
Accrued expenses and compensation	2,845	3,858
Deferred revenue	(1,402)	—
Deferred tax liability	(222)	—
Other liabilities	(172)	(1)
Net cash used in operating activities	(35,044)	(25,611)
Cash flows from investing activities:
Purchase of property and equipment	(15,088)	(3,032)
Purchases of investments	(17,066)	—
Maturities of investments	51,260	—
Net cash provided by (used in) investing activities	19,106	(3,032)
Cash flows from financing activities:
Proceeds from loan borrowing	1,800	—
Payroll tax payments for shares withheld upon vesting of RSUs	(2,222)	(777)
Proceeds from the exercise of stock options and issuance of common stock, net of issuance costs	5,852	329
Repurchase of unvested restricted common stock	—	(9)
Net cash provided by (used in) financing activities	5,430	(457)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(541)	—
Change in cash, cash equivalents, and restricted cash	(11,049)	(29,100)
Cash and cash equivalents and restricted cash, beginning of period	235,123	322,976
Cash and cash equivalents, and restricted cash, end of period	$224,074	$293,876

Supplemental cash flow disclosure:
Cash paid for interest	$23	$—
Cash paid for income taxes	88	—
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	15,521	4,740

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)
The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets:

	Quarters Ended
	March 31, 2024	April 2, 2023
Cash and cash equivalents	$222,150	$293,751
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	1,924	125
Total cash, cash equivalents, and restricted cash	$224,074	$293,876
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
Enovix Corporation (“we,” “us,” “our” or “Enovix”) was incorporated in Delaware in 2006. We develop, manufacture and commercialize next generation Lithium-ion, or Li-ion, battery cells that significantly increase the amount of energy density and storage capacity relative to conventional battery cells. Our batteries’ mechanical design, or “architecture,” allows us to use high performance chemistries while enabling safety and charge time advantages. Enovix is headquartered in Silicon Valley with facilities in India, South Korea and Malaysia.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries and majority-owned subsidiaries, the business combinations from the closing dates and a variable interest entity (“VIE”) under the variable interest model. All intercompany balances and transactions have been eliminated in consolidation.
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through March 31, 2024 and expect to incur operating losses for the foreseeable future. As of March 31, 2024, we had working capital of $221.1 million and an accumulated deficit of $645.2 million. In the first quarter of 2024, we received net proceeds of $5.8 million from the issuance of our common stock through an at-the-market (“ATM”) offering. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for its future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the quarter ended March 31, 2024 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in our Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, valuation for inventory, valuation allowance on deferred tax assets, valuation for assets acquired and liabilities assumed in business combination, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities, and estimates to fair value common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended December 31, 2023, included in Part II, Item 8 of our Form 10-K.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact of the adoption of this ASU on our financial statement disclosures and plan to adopt it for the fiscal year ended December 29, 2024.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which expanded the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the annual periods beginning December 15, 2024, with early adoption permitted. We are currently evaluating the potential impact of the adoption of this ASU on our financial statement disclosures.
Note 3. Business Combinations
Routejade Acquisition
On October 31, 2023, we acquired 95.8% of the outstanding shares of Routejade, Inc. (“Routejade”). The following table summarizes the considerations for the acquisition.

Cash paid, net of acquisition-related seller expense		$15,448
Issuance of Enovix common stock (5,923,521 shares)		52,779
Total purchase consideration		68,227
Less: net assets acquired
Net assets acquired, excluding liability assumed for acquisition-related seller expense	56,367
Liability assumed for acquisition-related seller expense	(357)
Net assets acquired		56,010
Goodwill		$12,217
This acquisition (the “Routejade Acquisition”) constituted a business acquisition in accordance with FASB Accounting Standards Codification (“ASC”) (Topic 805), Business Combinations (“ASC 805”) for business combinations and, therefore, was accounted for as a business combination using the acquisition method of accounting. The tangible and intangible assets acquired and liabilities assumed were recorded based on their estimated fair values at the acquisition date.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the final purchase price allocation based on the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands).

Cash, cash equivalents and restricted cash acquired	$5,481
Accounts and notes receivable, net (1)	1,796
Inventory	12,613
Prepaid expenses and other current assets	1,715
Property and equipment, net	28,579
Intangible assets	41,948
Goodwill	12,217
Other non-current assets	365
Debt assumed	(7,426)
Deferred revenue	(10,568)
Liabilities assumed	(3,182)
Deferred income tax liabilities	(12,294)
Fair value of net assets acquired	71,244
Less: non-controlling interest (2)	(3,017)
Total purchase consideration	68,227
Less: Cash, cash equivalents, restricted cash acquired	(5,481)
Total purchase price, net of cash acquired	$62,746

(1)	The gross amount of the acquired accounts and notes receivable was $1.9 million, of which an immaterial amount is expected to be uncollectible.
(2)	The fair value of non-controlling interest is measured based on the fair values of net assets acquired at the acquisition date and the price for the equity shares and the portion of ownership not held by the acquirer.

Goodwill
The excess of the purchase price over the fair value of net assets acquired was recorded to goodwill. Goodwill is primarily attributable to the expected synergies from future expected economic benefits, including integrating electrode coating and battery pack manufacturing. Goodwill from this acquisition is not expected to be deductible for tax purposes.
The following table summarizes the change in goodwill (in thousands) during the first quarter of 2024.

Goodwill
Balances as of December 31, 2023	$12,098
Routejade Acquisition - measurement period adjustments(1)	119
Balances as of March 31, 2024	$12,217

(1) Our purchase price allocation was finalized in the first quarter of 2024, which included a net adjustment of $0.1 million to goodwill and immaterial adjustments to other assets.
Intangible Assets
Intangible assets consist of customer relationships, developed technology and trade names and trademarks. Customer relationships relate to Routejade’s existing customer relationships for current and future business. Developed

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
technology relates to Routejade’s technology for manufacturing standard lithium-ion batteries with varying chemistries, which allows for design flexibility and the production of customized battery cells.
The following table summarizes the intangible assets subject to amortization, net (in thousands) as of March 31, 2024.

	Gross	Accumulated amortization	Net Carrying Amount	Weighted-average Useful Lives
Customer relationships	$29,933	$(1,245)	$28,688	10 years
Developed technology	11,680	(694)	10,986	7 years
Trade Names and Trademarks	335	(46)	289	3 years
Total intangible assets	$41,948	$(1,985)	$39,963
We acquired these intangible assets through the Routejade Acquisition in October 2023. For the quarter ended March 31, 2024, amortization of the intangible assets was $1.2 million. As of March 31, 2024, the weighted average remaining useful lives for intangible assets was approximately 8.8 years.
The following is a schedule of expected amortization for the intangible assets as of March 31, 2024 (in thousands).

As of March 31, 2024
2024 (remaining 9 months)	$3,568
2025	4,757
2026	4,829
2027	4,645
2028	4,645
Thereafter	17,519
Total estimated amortization expense	$39,963

Revenue and net loss from operations
For the first quarter ended March 31, 2024, our results of operations included $5.3 million of Routejade’s revenue and an immaterial amount of Routejade’s net operating loss from operations.
Proforma information
The condensed consolidated unaudited proforma revenue for the first quarter of 2024 and 2023, which included Routejade assuming the acquisition occurred on January 1, 2023, were approximately $5.3 million and $5.0 million, respectively. The condensed consolidated unaudited proforma net income related to this acquisition was not included because the impact on our consolidated results of operations was not material.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Fair Value Measurement
The fair value of our financial assets and liabilities are determined in accordance with the fair value hierarchy established in ASC 820, Fair Value Measurements, issued by the FASB. The fair value hierarchy of ASC 820 requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $222.2 million and $233.1 million, respectively.
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of March 31, 2024 and December 31, 2023 (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2024
Assets:
Cash equivalents:
Money Market Funds	$97,545	$—	$—	$97,545
U.S. Treasuries	—	39,994	—	39,994
Short-term investments:
U.S. Treasuries	—	40,243	—	40,243

Liabilities:
Private Placement Warrants	$—	$—	$21,780	$21,780

As of December 31, 2023
Assets:
Cash equivalents:
Money Market Funds	$19,312	$—	$—	$19,312
U.S. Treasuries	—	45,175	—	45,175
Short-term investments:
U.S. Treasuries	—	73,694	—	73,694

Liabilities:
Private Placement Warrants	$—	$—	$42,900	$42,900
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments
As of March 31, 2024
Money Market Funds	$97,545	$—	$—	$97,545	$97,545	$—
U.S. Treasuries	80,239	—	(2)	80,237	39,994	40,243
Total	$177,784	$—	$(2)	$177,782	$137,539	$40,243

As of December 31, 2023
Money Market Funds	$19,312	$—	$—	$19,312	$19,312	$—
U.S. Treasuries	118,854	15	—	118,869	45,175	73,694
Total	$138,166	$15	$—	$138,181	$64,487	$73,694
As of March 31, 2024, the short-term investments have contractual maturity due within one year.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Private Placement Warrants
Our liabilities are measured at fair value on a recurring basis, including 6,000,000 warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Each whole Private Placement Warrant became exercisable for one whole share of the Company's common stock at a price of $11.50 per share on December 5, 2021.
As of March 31, 2024 and December 31, 2023, we had 6,000,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $3.63 per share as of March 31, 2024. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of December 31, 2023	$42,900
Change in fair value	(21,120)
Fair value as of March 31, 2024	$21,780

Private Placement Warrants
Fair value as of January 1, 2023	$49,080
Change in fair value	12,840
Fair value as of April 2, 2023	$61,920
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of March 31, 2024	Private Placement Warrants Outstanding as of December 31, 2023
Expected term (in years)	2.3	2.5
Expected volatility	92.5%	90.0%
Risk-free interest rate	4.5%	4.1%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of March 31, 2024, the fair value of the convertible senior notes was approximately $140.6 million. As of March 31, 2024, our long-term loans are approximately close to their carrying value of $2.2 million.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of March 31, 2024 and December 31, 2023, consisted of the following (in thousands).

	March 31, 2024	December 31, 2023
Machinery and equipment	$99,031	$100,335
Building and leasehold improvements	38,321	36,651
Office equipment and software	4,281	2,561
Furniture and fixtures	904	898
Land	1,433	1,433
Construction in process	80,056	68,958
Total property and equipment	224,026	210,836
Less: accumulated depreciation	(64,862)	(44,365)
Property and equipment, net	$159,164	$166,471
We are in the process of installing equipment in our facility located in Malaysia, which contributed to an increase in construction in process category. Furthermore, in the fourth quarter of 2023, we announced our strategic realignment of our first production line (“Fab1”) in Fremont and transformed our Fremont location to “Center for Innovation,” focused on new product development. In connection with this strategic realignment, we recognized accelerated depreciation expenses of approximately $18.4 million for Fab1 equipment in the first quarter of 2024, of which approximately $18.3 million and $0.1 million were recorded as research and development expense, and selling, general and administrative expense, respectively, in the Condensed Consolidated Statements of Operations. The following table summarizes the depreciation and amortization expenses related to property and equipment, which are recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations (in thousands).

	Quarters Ended
	March 31, 2024	April 2, 2023
Depreciation expense	$23,799	$3,455
Note 6. Inventory
Inventory consists of the following components (in thousands).

	March 31, 2024	December 31, 2023
Raw materials	$1,825	$1,926
Work-in-process	3,513	6,687
Finished goods	1,198	124
Total inventory	$6,536	$8,737
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories. For the quarters ended March 31, 2024 and April 2, 2023, we did not record an inventory reserve as cost of

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
revenue in the Condensed Consolidated Statement of Operations. As of March 31, 2024 and December 31, 2023, we did not have excess or obsolete inventory reserve.
Note 7. Leases
We have operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2024 and 2030, some of which include options to extend the leases for up to five years.
The components of lease costs were as follows (in thousands):

	Quarters Ended
	March 31, 2024	April 2, 2023
Operating lease cost	$879	$411
Supplemental lease information:

	As of
Operating leases	March 31, 2024	December 31, 2023
Weighted-average remaining lease term	5.8 years	6.0 years
Weighted-average discount rate	8.5%	8.5%
Supplemental cash flow information related to leases are as follows (in thousands):

	Quarters Ended
	March 31, 2024	April 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$828	$346
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of March 31, 2024 (in thousands).

Operating leases
2024 (remaining 9 months)	$2,756
2025	3,699
2026	3,698
2027	3,743
2028	3,804
Thereafter	3,834
Total	21,534
Less: imputed interest	(4,364)
Present value of lease liabilities	$17,170

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Borrowings
Short-Term Debt
In connection with the Routejade Acquisition, we assumed asset secured loans with fixed and floating interest rates. These loans have various maturity dates. As of March 31, 2024, short-term debt was $8.5 million, which comprised of $6.9 million of short-term loans with less than one-year term and $1.6 million of the current portion of long-term loans. As of December 31, 2023, short-term debt was $5.9 million, which comprised of $4.3 million of short-term loans with less than one-year term and $1.6 million of the current portion of long-term loans. The current portion of long-term debt is recorded as short-term debt based on time remaining until maturity. As of March 31, 2024 and December 31, 2023, the weighted average interest rates on the short-term loans were approximately 5.2%. and 5.3%, respectively.
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

			As of
	Annual Interest Rate	Maturity Date	March 31, 2024	December 31, 2023

Convertible Senior Notes	3.0%	May 1, 2028	$172,500	$172,500
Long-term loans
Floating rate	3.4%	June 30, 2027	370	385
Floating rate	3.4%	June 30, 2028	370	385
Fixed rate	5.2%	February 1, 2025	—	1,036
Fixed rate	5.3%	September 19, 2024	1,480	1,540
Total Convertible Senior Notes and other borrowings			174,720	175,846
Less: unamortized debt issuance costs			(4,872)	(5,142)
Long-term debt			169,848	170,704
Current portion of long-term debt			(1,573)	(1,605)
Long-term debt, net			$168,275	$169,099
Long-term Loans
In connection with the Routejade Acquisition, we assumed long-term loans. These long-term loans are either with fixed rate or floating rate loans as stated in the table above. As of March 31, 2024, total long-term loans outstanding was $2.2 million, including a current portion of the long-term loans of $1.6 million. As of December 31, 2023, total long-term loans outstanding was $3.3 million, including a current portion of the long-term loans of $1.6 million.
Convertible Senior Notes
On April 20, 2023, the Company issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”), including $10.0 million principal amount of the Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of both periods ended March 31, 2024 and December 31, 2023, total outstanding Convertible Senior Notes was $172.5 million.
The Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 3.0% per year from April 20, 2023, and will be payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The Convertible Senior Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.
The following table summarizes the interest expenses related to Convertible Senior Notes and loans, which are recorded within Interest expense in the Condensed Consolidated Statements of Operations (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Quarter Ended
March 31, 2024
Coupon interest	$1,294
Amortization of debt issuance costs	270
Total interest expense on Convertible Senior Notes	1,564
Loan interest	95
Total interest expenses related to Convertible Senior Notes and loans	$1,659

As of March 31, 2024 and December 31, 2023, the Company had $2.2 million and $0.9 million of accrued interest liability, respectively.
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

March 31, 2024
2024 (remaining 9 months)	$1,542
2025	185
2026	246
2027	185
2028	172,562
Total gross amount of long-term debt	$174,720
Note 9. Commitments and Contingencies
Purchase Commitments
As of March 31, 2024 and December 31, 2023, our commitments included approximately $57.7 million and $62.5 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust its requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 7 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 8 “Borrowings” for more details.
Performance Obligations
As of March 31, 2024, we had $9.1 million of performance obligations, which comprised of total deferred revenue and customer order deposits. We currently expect to recognize approximately 58% of deferred revenue as revenue within the next twelve months and the remaining amount is expected to be recognized as revenues in 2025.
Litigation
From time to time, we are involved in a variety of claims, lawsuits, investigations, and proceedings relating to securities laws, product liability, intellectual property, commercial, insurance, contract disputes, employment, and other

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
matters. Certain of these lawsuits and claims are described in further detail below. We intend to defend vigorously against all of the following allegations.
A liability and related charge to earnings are recorded in the condensed consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. The outcomes of outstanding legal matters are inherently unpredictable and subject to uncertainties. While there can be no assurance of favorable outcome of these legal matters, we currently believe that the outcome of these matters will not have a material adverse effect on our results of operations, liquidity or financial position.

Sopheap Prak et al. v. Enovix Corporation et al., 22CV005846, Superior Court of California, Alameda County
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. In September 2022, we began the mediation process. Court proceedings related to the matter are ongoing. Based on our current knowledge of the legal proceeding, an estimate of possible loss liability was recorded on the Condensed Consolidated Balance Sheet as of March 31, 2024. Based on currently available information, we do not expect it to be material to our financial position.
Kody Walker v. Enovix Corporation, 23CV028923. Superior Court of California, Alameda County
On March 8, 2023, a former employee filed a putative class action lawsuit against Enovix in the Superior Court of California, County of Alameda (the “Walker Complaint”). The Walker Complaint alleges, among other things, on a putative class-wide basis, that we failed to pay minimum wages, overtime and sick time wages, failed to reimburse employees for required expenses, failed to provide meal and rest periods and issued inaccurate wage statement under the California Labor Code and applicable Wage Orders. The Walker Complaint asserts on an individual basis that Walker was constructively discharged. The plaintiff seeks unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. While we are unable to predict the likely outcome of this matter or the potential cost or exposure or duration of the process, based on the information we currently possess, we do not expect the total potential cost to be material to our financial position.
Securities Class Action Complaint
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against Enovix and certain of our current and former officers and directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to our manufacturing scale-ups and testing of new equipment. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment, was filed on July 7, 2023. The consolidated complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of Enovix or RSVAC’s common stock between June 24, 2021 and January 3, 2023. Enovix and our named officers and directors moved to dismiss the complaint on September 15, 2023. On January 30, 2024, the court granted the motion to dismiss with leave to amend. The plaintiffs filed an amended complaint on March 19, 2024. Enovix and its named officers and directors moved to dismiss the amended complaint on May 3, 2024.
Guarantees and Indemnifications
In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. In addition, we purchased performance bonds for guarantee of our performance obligations for certain projects. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
We also have indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we have director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities relating to these obligations for the period presented.
Note 10. Net Loss per Share
The following table sets forth the computation of our basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

	Quarters Ended
	March 31, 2024	April 2, 2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(46,368)	$(73,603)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic and diluted	168,144,918	155,626,977

Net loss per share of common stock:
Basic	$(0.28)	$(0.47)
Diluted	$(0.28)	$(0.47)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Quarters Ended
	March 31, 2024	April 2, 2023
Stock options outstanding	2,514,254	4,608,824
Restricted stock units and performance restricted stock units outstanding	9,726,554	9,821,622
Assumed conversion of Convertible Senior Notes	11,053,800	—
Private Placement Warrants outstanding	6,000,000	6,000,000
Employee stock purchase plan estimated shares	442,146	349,988
Note 11. Stock-based Compensation
We issue equity awards to our employees and non-employees in the form of stock options, restricted stock units (“RSUs”) and performance based RSUs (“PRSUs”). Additionally, we also offer an employee stock purchase plan (“ESPP”) to our eligible employees. We use Black-Scholes option pricing model to value our stock options granted and the estimated shares to be purchased under the ESPP. For both RSUs and PRSUs, we use our common stock price, which is the last reported sales price on the grant date to value those securities.
In general, we recognize stock-based compensation expense on a straight-line basis over the requisite service period and records forfeitures as they occur. For PRSUs, we use the graded vesting method to calculate the stock-based

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
compensation expense. At each reporting period, we would recognize and adjust the stock-based compensation expense based on its probability assessment in meeting its PRSUs' performance conditions.
Stock-based Compensation Expense
The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Condensed Consolidated Statements of Operations for the periods presented below (in thousands).

	Quarters Ended
	March 31, 2024	April 2, 2023
Cost of revenue	$—	$951
Research and development	6,554	11,667
Selling, general and administrative	6,206	16,539
Total stock-based compensation expense	$12,760	$29,157
For the quarters ended March 31, 2024 and April 2, 2023, we capitalized $0.4 million and $0.6 million, respectively, of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, we accrued an immaterial amount of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of March 31, 2024.
As of March 31, 2024, there was approximately $110.3 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.6 years. As of March 31, 2024, there was approximately $1.4 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.1 years.
Equity Award Modification
For the quarter ended March 31, 2024, there was no equity award modification. For the quarter ended April 2, 2023, we recognized $21.1 million of stock-based compensation expense related to the modifications in connection with the retirement or resignation of several of our former officers and executives, which impacted the vesting conditions as the term of equity award exercise period was extended and certain of the equity awards were accelerated and vested immediately.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarizes stock option activities for the quarter ended March 31, 2024 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 1, 2024	2,615,199	$9.71
Exercised	(43,041)	2.23		$336
Forfeited	(57,904)	11.23
Balances as of March 31, 2024	2,514,254	$9.80	7.0	$772

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of March 31, 2024 represents the value of our closing stock price at $8.01 on the last trading day of the quarter ended March 31, 2024 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by us are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
Early Exercise of Options
As of March 31, 2024, 308,745 shares remained subject to our right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of March 31, 2024 was immaterial and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal quarter ended March 31, 2024 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 1, 2024	10,893,271	$11.58	531,469	$13.16
Granted	826,024	9.87	—	—
Vested	(1,849,845)	9.54	(63,298)	13.41
Forfeited	(466,238)	13.94	(144,829)	13.13
Issued and unvested shares outstanding as of March 31, 2024	9,403,212	$11.72	323,342	$13.13

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12. Variable Interest Entity
On July 26, 2023, we entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”). We concluded that Orifast Solution Sdn Bhd (“OSSB”), a subsidiary of YBS, is considered a VIE and we are the primary beneficiary of OSSB based on certain assumptions and judgments made by us. In accordance with GAAP, we consolidate 100% of OSSB financials. During the quarter ended March 31, 2024, OSSB had immaterial operating activities. As of March 31, 2024, we did not have an equity investment in OSSB.
OSSB entered a $70.0 million of foreign currency term loan agreement (the “Term Loan”) with OCBC Bank (Malaysia) Berhad (“OCBC”) in financing for its manufacturing operation. The Term Loan is expected to be repaid within five years. On September 13, 2023, we entered into a cash deposit agreement with OCBC to collateralize the “Term Loan. As of March 31, 2024, there is no outstanding balance of the Term Loan and no deposit was made to OCBC for the collateralization. As of March 31, 2024, we had $70.0 million deposit in an interest-bearing account with OCBC for interest earning purpose.
Note 13. Related Party
Employment Relationship
As of March 31, 2024, we employed one family member of our Chief Executive Officer, who assists with sales in North America.
Affiliate Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, our Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on our Condensed Consolidated Balance Sheets. For the quarter ended March 31, 2024, we recorded $0.1 million of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations. See Note 8 “Borrowings” for more information.
Note 14. Subsequent Events
We announced in our earnings press release on May 1, 2024 that we would be targeting a reduction of our costs by the end of fiscal year 2024. As part of our plan to reduce our costs, we have initiated the cessation of manufacturing at our Fab1 facility in Fremont, California and are transitioning our Fremont manufacturing operations to Malaysia. As a result, we expect to record estimated pre-tax restructuring charges of approximately $33 million to $43 million, a substantial majority of which will be non-cash charges. We will record these charges as they occur and we may incur additional restructuring charges, which could be significant in the subsequent quarters of fiscal year 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of March 31, 2024 and for the quarter and fiscal year-to-date ended March 31, 2024 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
Enovix Corporation is on a mission to deliver high-performance batteries that unlock the full potential of technology products. Everything from Internet-of-Things (“IoT”), mobile, and computing devices, to the vehicle you drive, needs a better battery. Enovix partners with original equipment manufacturers (“OEMs”) worldwide to usher in a new era of user experiences. Our innovative, materials-agnostic approach to building a higher performing battery without compromising safety keeps us flexible and on the cutting-edge of battery technology innovation.
Enovix is headquartered in Silicon Valley with facilities in India, South Korea and Malaysia.
Key Trends, Opportunities and Uncertainties
We generate revenue from the sale of (a) lithium-ion batteries and battery pack products (“Product Revenue”) and (b) engineering revenue contracts (“Service Revenue”) for the development of lithium-ion battery technology. Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges as described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Q1 2024 Highlights:
Following is a summary of the activities in the first quarter of 2024:
•In January 2024, we announced a collaboration with Group14 Technologies, a leading manufacturer and supplier of active silicon battery material, to develop a silicon battery using Group14’s silicon-carbon composite SCC55® for 100% of the anode material within Enovix’s battery architecture. Enovix and Group14 will additionally explore new ways to advance the performance and efficiency of lithium-ion silicon batteries, in line with their commitments to innovation, renewable energy and customer satisfaction.
•In February 2024, we announced that we had built out approximately 250,000 square feet of factory space at our facility in Malaysia (“Fab2”) and had begun receiving shipments of our second generation manufacturing lines (“Gen2”) production equipment that had cleared Factory Acceptance Testing (“FAT”).
•In February 2024, we announced that we had entered into a development agreement with a leading automaker to validate the potential advantages of the Enovix cell architecture for an electric vehicle (“EV”) battery.
Product Development
We have developed and delivered standardized sample (i.e., prototype) silicon anode lithium-ion batteries to multiple, industry leading consumer electronics manufacturers with energy densities higher than industry standard batteries of similar size. “Energy density” is measured as the product of the power a battery puts out in watts times the number of hours the battery can put out that power, divided by the volume (size) of the battery measured in liters. The units of energy density are thus watt-hours per liter or Wh/l. Additionally, we estimate that our batteries can deliver higher storage capacity (measured in milliampere/hour, or mAh) compared to industry standard batteries of similar size.
Our product development strategy is tightly aligned with the goals of meeting the market needs of higher energy density, cycle life, and fast charge while delivering breakthroughs in safety. We plan to begin sampling high cycle life smartphone batteries, which we call EX-1M, beginning in the second quarter of 2024.
In the fourth quarter of 2023, we added a conventional lithium-ion battery business through the acquisition of Routejade. The product portfolio of our conventional battery business is targeted at end markets such as wearables, hearables, medical, industrial, and military applications. Our product strategy with this business is to increase energy density by using small blends of silicon in the anode.
Commercialization
We approach our commercialization strategy by identifying customer requirements and determining where our battery architecture will offer the greatest value. In 2023, we added a product management team to interface with customers, collect these requirements, and feed these learnings into our technology roadmap.
Prior to 2023, our go-to-market strategy was to sample many customers across a broad set of end markets with a standard size battery while selectively considering customized batteries by size for certain customers. This is referred to as a horizontal business strategy. In 2023, we shifted our go-to-market strategy to a vertical business strategy based on our determination that it is more efficient to work with a smaller number of large customers and build highly customized batteries to their needs. With the shift to a vertical business strategy, we have put a particular emphasis on the largest end markets for portable electronics batteries such as smartphones and computing devices.
Associated with this shift, we announced in the fourth quarter of 2023 a strategic realignment of our first production line (“Fab1”) designed to refocus the facility from a manufacturing hub to a facility focused on new product development. This is also supportive of our strategy to localize high-volume manufacturing in Asia near customers and suppliers.
Market Focus and Market Expansion
Within the portable electronics market, we have simplified our market focus to three categories: IoT (wearables, AR/VR, medical, industrial, power tools, etc.), Mobile (smartphones, land mobile radios, enterprise devices, etc.), and Computing (laptops, tablets).
We believe focusing on these categories ahead of EVs is the right strategy for an advanced battery company because of the economic and time-to-market advantages. Entering the EV battery market requires billions of dollars of capital to build Gigafactories, offers lower prices per kWh than mobile electronics and demands long qualification cycles. We believe the best approach is to start in premium markets where we can leverage our differentiated technology and solidify our manufacturing process while driving toward profitability. At the same time, we are seeding our entry into the EV battery market by sampling batteries to EV OEMs and continuing work on our three-year grant with the U.S. Department of Energy to demonstrate batteries featuring our silicon anode paired with EV-class cathode materials. Our goal is to translate this work into partnerships (e.g., joint ventures or licensing) with EV OEMs or battery OEMs in order to commercialize our technology in this end market. We have entered into an agreement with a major automaker to validate the potential advantages of our battery in an EV.
Access to Capital
Assuming we experience no significant delays in the research and development and manufacture of our battery nor any deterioration in capital efficiency, we believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, projected revenues and access to other public or private equity offerings as well as potential strategic arrangements.
Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Potential regulations, if adopted, could result in additional operating costs associated with compliance.
Components of Results of Operations
Revenue
We began to generate revenue from our planned principal business activities. We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We generate revenue from our Product Revenue and Service Revenue for the development of lithium-ion battery technology.
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
Cost of Revenue
Cost of revenue includes materials, labor, depreciation and amortization expense, inventory, freight costs and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries and benefits, and stock-based compensation. We anticipate that cost of revenue will continue to increase as we optimize and bring-up our production line.
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
To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will continue to increase for the foreseeable future as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We established a research and development center in India that focuses on developing machine learning algorithms. We also established an operations team in Malaysia.
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
We are expanding our personnel headcount to support the ramping up of commercial manufacturing. Accordingly, we expect our selling, general and administrative expenses to increase significantly in the near term and for the foreseeable future.

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

Results of Operations
Comparison of Quarter Ended March 31, 2024 to Prior Year's Quarter Ended April 2, 2023
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Quarters Ended
	March 31, 2024	April 2, 2023	Change ($)	% Change
Revenue	$5,272	$21	$5,251	N/M
Cost of revenue	7,072	12,248	(5,176)	(42)%
Gross margin	(1,800)	(12,227)	10,427	(85)%
Operating expenses:
Research and development	48,788	23,749	25,039	105%
Selling, general and administrative	19,548	27,274	(7,726)	(28)%
Total operating expenses	68,336	51,023	17,313	34%
Loss from operations	(70,136)	(63,250)	(6,886)	11%
Other income (expense):
Change in fair value of common stock warrants	21,120	(12,840)	33,960	N/M
Interest income	3,560	2,466	1,094	44%
Interest expense	(1,659)	—	(1,659)	N/M
Other income, net	466	21	445	N/M
Total other income (expense), net	23,487	(10,353)	33,840	N/M
Income tax benefit	(152)	—	$(152)	N/M
Net loss	$(46,497)	$(73,603)	$27,106	N/M
N/M – Not meaningful
Revenue
Revenue for the quarter ended March 31, 2024 was $5.3 million, which resulted from our product shipments, including $1.9 million to a South Korea military contractor. Revenue for the quarter ended April 2, 2023 was immaterial.
As of March 31, 2024 and December 31, 2023, we had $9.1 million and $10.5 million of deferred revenue on our Condensed Consolidated Balance Sheets, respectively.
Cost of Revenue
Cost of revenue for the quarter ended March 31, 2024 was $7.1 million, compared to $12.2 million during the quarter ended April 2, 2023. The decrease in cost of revenue of $5.2 million was primarily attributable to the fact that we implemented a strategic realignment of our Fab1 in October 2023. As Fab1 became a “Center for Innovation” in the first quarter 2024 and focused on new product development, there was no production generated from Fab1 and accordingly no cost of revenue associated with Fab1 was recorded in the first quarter of 2024. This decrease was partially offset by a one-time inventory step-up amortization of $1.9 million in the first quarter of 2024.
As of both March 31, 2024 and December 31, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
Research and Development Expenses
Research and development (“R&D”) expenses for the quarter ended March 31, 2024 were $48.8 million, compared to $23.7 million during the quarter ended April 2, 2023. The increase of $25.0 million, or 105%, was primarily attributable to a $18.3 million of accelerated depreciation in connection with the strategic realignment in October 2023, a $1.7 million increase in depreciation expense, and a $5.9 million of overhead costs being recorded as R&D expenses (previously recorded as cost of revenue) as a result of Fab1 being a R&D focus center in the first quarter of 2024. In addition, there were a $2.7 million increase in material costs, a $1.3 million increase in salaries and employee benefits, a

$3.1 million increase in stock-based compensation expense, and a $0.8 million increase in travel expense and intangible amortization. These increases were offset by a one-time severance, benefits and stock-based compensation expense of $9.1 million for the departures of certain former officer and executive in the first quarter of 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2024 were $19.5 million, compared to $27.3 million during the quarter ended April 2, 2023. The decrease of $7.7 million, or (28)%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $13.8 million in connection with the departures of our former officer and certain executives in the first quarter of 2023. This decrease was partially offset by an $1.4 million increase of salaries and employee benefits resulting from headcount increases in the facilities located in Asia, a $2.6 million increase of stock-based compensation expense, a $1.1 million increase of professional fees, and a $0.8 million of intangible amortization for the acquired intangible assets from the acquisition of Routejade.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $21.1 million for the quarter ended March 31, 2024 was attributable to a decrease, during the quarter, in the fair value of the 6,000,000 common stock warrants that are held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price during the first quarter of fiscal year 2024.
The change in fair value of common stock warrants of $12.8 million for the quarter ended April 2, 2023 was attributable to an increase, during the quarter, in the fair value of the Private Placement Warrants, which primarily resulted from an increase in our common stock price during the first quarter of fiscal year 2023.
Interest Income
Interest income for the quarter ended March 31, 2024 was $3.6 million, compared to $2.5 million during the quarter ended April 2, 2023. The increase of $1.1 million was primarily due to the fact that we received higher dividend income and interest income from our money market accounts and our investments during the quarter ended March 31, 2024 as compared to the corresponding period in 2023.
Interest Expense
Interest expense for the quarter ended March 31, 2024 was $1.7 million, which primarily incurred with the Convertible Senior Notes issued in the second quarter of 2023. No interest expense was incurred for the quarter ended April 2, 2023.
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through March 31, 2024 and expect to incur operating losses for the foreseeable future. As of March 31, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $264.3 million, working capital of $221.1 million and an accumulated deficit of $645.2 million. In the first quarter of 2024, we received net proceeds of $5.8 million from the issuance of our common stock through an at-the-market (“ATM”) offering.
Material Cash Requirements
As of March 31, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $264.3 million. We use cash to fund operations, meet working capital requirements and fund our capital expenditures. For the fiscal year 2024, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our operations.
For the fiscal year-to-date ended March 31, 2024, we used $15.1 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.
Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, projected revenues and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Quarters Ended
	March 31, 2024	April 2, 2023	Change ($)
Net cash used in operating activities	$(35,044)	$(25,611)	$(9,433)
Net cash provided by (used in) investing activities	19,106	(3,032)	22,138
Net cash provided by (used in) financing activities	5,430	(457)	5,887
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(541)	—	(541)
Change in cash, cash equivalents, and restricted cash	$(11,049)	$(29,100)	$18,051
Fiscal Year-to-date Ended March 31, 2024 Compared to Prior Year-to-date Ended April 2, 2023
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of cost of revenue and operating expenses. We continue to increase hiring for employees in supporting the ramping up of commercial manufacturing. We expect our cash used in operating activities to increase before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.
Net cash used in operating activities was $35.0 million for the fiscal quarter ended March 31, 2024. Net cash used in operating activities consists of net loss of $46.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $21.1 million, stock-based compensation expense of $12.8 million, depreciation and amortization expense, net of accretion of $25.0 million.
Net cash used in operating activities was $25.6 million for the fiscal quarter ended April 2, 2023. Net cash used in operating activities consists of net loss of $73.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $12.8 million, stock-based compensation expense of $29.2 million and depreciation and amortization expense of $3.6 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment, as well as purchases of short-term investments. We expect the costs to acquire property and equipment to increase as we continue to build-out our Fab2 and develop our battery manufacturing production lines in Malaysia. Net cash provided by investment activities was $19.1 million for the fiscal quarter ended March 31, 2024, which primarily consisted of maturities of $51.3 million of short-term investments, partially offset by $15.1 million of equipment purchases and $17.1 million of short-term investments. Net cash used by investing activities for the fiscal quarter ended April 2, 2023 was $3.0 million, which primarily consisted of $3.0 million of equipment purchases.
Financing Activities
Net cash provided by financing activities was $5.4 million for the fiscal quarter ended March 31, 2024, which primarily consisted of $1.8 million of gross proceeds from the loans and $5.9 million of proceeds from issuance of our common stock through an ATM offering and proceeds from the exercise of stock options to purchase our common stock, partially offset by $2.2 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Net cash used in financing activities was $0.5 million for the fiscal quarter ended April 2, 2023, which was primarily consisted of $0.3 million of proceeds from the exercise of stock options to purchase our common stock, partially offset by $0.8 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Contractual Obligations and Commitments
As of March 31, 2024, we had $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. Please see Note 8

“Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
In connection with our manufacturing agreement with YBS International Berhad (“YBS”), we have a cash deposit agreement with OCBC Bank (Malaysia) Berhad (“OCBC”) to collateralize $70.0 million of foreign currency term loan (the “Term Loan”) in financing for manufacturing operation. The Term Loan is expected to be repaid within five years. As of March 31, 2024, there is no outstanding balance of the Term Loan and no deposit was made to OCBC for the collateralization. As of March 31, 2024, we had $70.0 million deposit in an interest-bearing account with OCBC for interest earning purposes. For more information on the variable interest entity, please see Note 12 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We lease our headquarters in Fremont, California and Malaysia, and offices in Asia Pacific region. For the lease payment schedule, please see Note 7 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of March 31, 2024, our commitments included approximately $57.7 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 9 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As of March 31, 2024, there is no outstanding balance of the Term Loan and no deposit was applied as a collateral for the Term Loan. See Note 8 “Borrowings” and Note 12 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, valuation for assets and liabilities assumed in business combination, valuation of goodwill and intangible assets, assumptions used in stock-based compensation and estimates to fair value of the Private Placement Warrants. Certain accounting policies have a more significant impact on our condensed consolidated financial statements due to the size of the financial statement elements and prevalence of their application.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024, we had cash, cash equivalents, restricted cash, and short-term investments totaling $264.3 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of March 31, 2024, we had $172.5 million of Convertible Senior Notes with an annual interest rate of 3.0%, which accounted for approximately 95% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the first quarter of 2024, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of March 31, 2024, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to managing risk relating to fluctuations in foreign currency rates.
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
As of March 31, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of March 31, 2024, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
In October 2023, we completed the Routejade Acquisition and are currently integrating Routejade into our operations, compliance programs and internal control processes. As permitted by Securities and Exchange Commission rules and regulations, we exclude the acquired operations of Routejade from our assessment of the internal control over financial reporting for the first year after the acquisition.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to the heading “Litigation” in Note 9 “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our legal proceedings.
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
•If we cannot successfully build and develop our manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, and if we cannot successfully locate and bring additional facilities online, our business will be negatively impacted and could fail.
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
Our roadmap to improve our energy density, cycle life, fast charge, capacity roll off and gassing metrics requires us to implement higher energy density materials for both cathodes and anodes. To successfully use these materials, we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing tolerances and techniques. It could take us longer than we anticipate to incorporate these new materials, or we might not be able to achieve certain cell performance specifications required by customers. Further, we will need to make improvements in packaging technology to achieve our energy density, cycle life, fast charge, capacity roll off and gassing metrics improvement roadmap. These improvements may not be possible, or could take longer, or be more difficult than forecasted. If we are unable to improve our packaging technology, this could reduce the performance of our products and delay the availability of products to customers, which would negatively impact our competitive potential.
We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance such as yield and costs.*

Although we have developed our lithium-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, all of which has not yet been qualified to operate at large-scale manufacturing volumes. To meet our projected future demand, we believe we need to increase our manufacturing throughput and yield metrics. Meeting our goals will be a multi-quarter endeavor and we have experienced delays in meeting these goals to date. We may experience further delays improving manufacturing yield, throughput and equipment availability. In addition, it may take longer than expected to install, qualify and release the second generation (“Gen2”) manufacturing lines at our facility in Malaysia (“Fab2”) to achieve our goals for throughput and yield.
The work required to develop these manufacturing processes and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with developers and equipment providers to ensure that it works properly for our unique battery technology. Such equipment may not arrive on schedule or may not be functioning as designed when it does arrive. For example, in the first quarter of 2024, we experienced delays in shipments of equipment from Korea to Malaysia due to the limitations of shipping such equipment by air. This integration of new equipment into our production process involves a significant degree of uncertainty and risk, and we have not in the past and may not in the future be able to achieve our goals for throughput and yield. Further, the integration work may result in the delay in the scaling up of production or result in additional costs to our battery cells, particularly if we encounter issues with performance or if we are unable to customize products for certain of our customers. Even after our Gen2 manufacturing lines are installed, we expect that certain customers may require several months or more to complete technology qualification before accepting a product that is manufactured at high volume on the Gen2 lines, if at all. In addition, even if we are able to achieve volume production for the existing uses of our batteries, we may face challenges relating to the scaling up of production for new uses of our batteries, including in the EV market.
Our large-scale Gen2 manufacturing lines require large-scale machinery. Such machinery has in the past suffered, and is likely to in the future suffer, unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed.
In addition, unexpected malfunctions of our production equipment have in the past significantly affected, and may in the future significantly affect, the intended operational efficiency. Qualified labor is needed to remedy any such equipment malfunction, which may not be readily available. Because this equipment has not previously been used to build lithium-ion battery cells, the operational performance and costs associated with the maintenance and repair of this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, (i) failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, (ii) environmental hazards and remediation, (iii) difficulty or delays in obtaining governmental permits, (iv) damages or defects in systems, (v) cybersecurity intrusion and related disruptions; and (vi) industrial accidents, fires, seismic activity and other natural disasters. Further, we have in the past experienced power outages at our facilities, and if these outages are more frequent or longer in duration than expected, it could impact our ability to manufacture batteries in a timely manner. If our production equipment does not achieve the projected levels of its output or our production equipment becomes obsolete, it may be necessary to record an impairment charge to reduce the carrying value of our machinery and equipment, which would adversely affect our results of operations and financial conditions.
Even if we are able to successfully complete development of and modify, as necessary, this new and complex manufacturing process, we may not be able to produce our lithium-ion batteries in commercial volumes in a cost-effective manner.
If we cannot successfully build and develop our manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, improve productivity and bring additional facilities online, we may be unable to achieve our profitability targets and our business will be negatively impacted and could fail.*
In October 2023, we initiated a strategic realignment of our Fab1 manufacturing operations in Fremont to refocus the facility on new product development, and in May 2024 we initiated plans to discontinue operations at Fab1 by July 2024 and accelerate manufacturing operations at Fab2. At our Fab2 manufacturing facility in Malaysia, we are preparing our current manufacturing lines for customer qualification testing. Our profitability targets rely on our ability to aggressively reduce the capital costs of our production lines and implement productivity improvements. If such efficiency gains are unsuccessful, we may be unable to achieve our target margin and profitability goals. We expect that our current manufacturing lines will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand and therefore anticipate bringing additional facilities online at Fab2. If we are unable to successfully build and manage such additional manufacturing lines, our business will be negatively impacted and could fail.
Even if we overcome the manufacturing challenges and achieve volume production of our lithium-ion battery, if the cost, performance characteristics or other specifications of the battery fall short of our or our customers’ targets, our sales, product pricing and margins would likely be adversely affected. Our long-term target economics at scale assume we are able to obtain certain pricing levels for our batteries. If these assumptions are incorrect and/or customer demand is lower than expected, we may fail to achieve our target revenue and profitability goals.
We have entered into an agreement with YBS, a third-party contract manufacturer of our batteries which is based in Malaysia, and a deposit agreement related to our agreement with YBS. Changes to our relationship with YBS, expected or unexpected, may result in delays or disruptions that could harm our business.
In July 2023, we entered into a 10-year manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with operational segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others. If we are able to overcome the challenges in designing and refining our manufacturing process, YBS will have multiple lines to produce commercial volumes of our lithium-ion batteries to meet our expected customer demands.
We and YBS agreed to share an initial investment of $100.0 million for the equipment for the Gen2 Autoline and facilitation costs, as set out in the Agreement. Pursuant to the terms of the Agreement, we shall contribute 30% of the initial investment and YBS has the obligation to finance the remaining 70%. YBS assigned Orifast Solution Sdn Bhd (“OSSB”), a subsidiary of YBS, to manufacture lithium-ion batteries for Enovix under the terms and conditions of the Agreement. OSSB obtained $70.0 million of term loan (the “Term Loan”) in financing for manufacturing operations under the Agreement from OCBC Bank (Malaysia) Berhad (“OCBC”). The Term Loan shall be repaid within five years.
We entered into a cash deposit agreement with OCBC to collateralize the loan (the “Deposit Agreement”). As of March 31, 2024, there is no outstanding balance on the loan and no deposit was made to OCBC for the collateralization. As of March 31, 2024, we had $70.0 million deposit in an interest-bearing account with OCBC. This cash collateral will be classified as restricted cash and will not be available to support ongoing working capital and investment needs once YBS makes draw-downs under its loan with OCBC. Upon the occurrence of an event of default, which includes our failure to satisfy our deposit obligations under the Deposit Agreement or the breach of certain of the covenants under the Deposit Agreement, OCBC is entitled to accelerate amounts due under the Deposit Agreement and dispose the collateral as permitted under applicable law. Any declaration by OCBC of an event of default could adversely affect our business, prospects, operating results and financial condition and could cause the price of our common stock to decline.
Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, we reserve the right to purchase the Gen2 Line 1 by repaying the equipment cost, net of depreciation, as defined in the Agreement and we shall also bear the early repayment penalty fee imposed by OCBC (if any).
Our manufacturing arrangement with YBS creates risks because we will rely on YBS for manufacturing facilities, procurement, personnel and financing, among others. Further, manufacturing in Malaysia is subject to possible disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. Our manufacturing operations may be subject to natural occurrences and possible climate changes. Other events, including political or public health crises, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. As a result, in addition to disruptions to operations, our insurance premiums may increase, or we may not be able to fully recover any sustained losses through insurance. If this manufacturing arrangement does not perform as expected, it may materially and adversely affect our results of operations, financial condition and prospects.
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
The occurrence of any of these risks could negatively affect our international business operations or increase our costs and decrease our profit margins and consequently materially and adversely affect our business, operating results and financial condition.
We may not be able to source or establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.*
We rely on third-party suppliers for components necessary to develop and manufacture our lithium-ion batteries, including key supplies, such as our anode, cathode and separator materials. If we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, or delays in providing or developing the necessary materials, or cease providing or developing the necessary materials, we could experience delays in delivering on our timelines.
The unavailability of any equipment component could result in delays in constructing the manufacturing equipment, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our lithium-ion batteries production, as well as impact our capacity. Moreover, significant increases in our production or product design changes by us may in the future require us to procure additional components in a short amount of time. We have faced in the past, and may face in the future, suppliers who are unwilling or unable to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources, which may further impact our timelines and costs. While we believe that we will be able to secure additional or alternate sources for most of our components, there is no assurance that we will be able to do so quickly or at all. Any inability or unwillingness of our suppliers to deliver necessary product components at timing, prices, quality and volumes that are acceptable to us could have a material impact on our business, prospects, financial condition, results of operations and cash flows.
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
Any disruption in the supply of components or materials could temporarily disrupt production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, labor shortages, the effects of pandemics or other outbreaks and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Our suppliers may go into bankruptcy or receivership based on conditions associated with their business. For example, one of our suppliers went into receivership in the first half of 2024, which may delay our receipt of equipment from this supplier and disrupt our production timelines.
Currency fluctuations, trade barriers, trade sanctions, export restrictions, tariffs, embargoes or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, our factories are located in Malaysia and Korea and our products require materials and equipment manufactured outside these countries, including the People's Republic of China (“PRC”). If tariffs are placed on these materials and equipment, it could materially impact our ability to obtain materials on commercially reasonable terms.
Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.
We may be unable to adequately control the costs associated with our operations and the components necessary to build our lithium-ion battery cells.
We will require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our lithium-ion batteries and services, but also to control our costs. A large fraction of the cost of our battery, like most commercial batteries, is driven by the cost of component materials, such as anode and cathode powder, separator, pouch material, and current collectors. It also includes machined parts that are part of the package. We have assumed based on extensive discussions with vendors, customers, industry analysts and independent research, target costs at startup of production and an assumed cost reduction over time. These estimates may prove inaccurate and adversely affect the cost of our batteries.
If we are unable to cost-efficiently manufacture, market, sell and distribute our lithium-ion batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any lithium-ion battery cells at significant volume, and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve certain goals in connection with rates of throughput, use of electricity and consumables, yield and rate of automation demonstrated for mature battery, and battery material and manufacturing processes, that we have not yet achieved and may not achieve in the future. We intend to improve productivity and reduce the costs of our production lines relative to the first line we built. In addition, we are planning continuous productivity improvements going forward. If we are unable to achieve these targeted rates or productivity improvements, our business will be adversely impacted.
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. For example, in October 2023 we initiated a strategic realignment of Fab1 in Fremont designed to refocus the facility from a manufacturing hub to a facility focused on new product development, which resulted in a plan of workforce reduction. We subsequently determined to accelerate our manufacturing operations in Malaysia and discontinue manufacturing operations at our Fab1 facility beginning in May 2024, resulting in a second plan of workforce reduction. We have incurred, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives, and there can be no assurance that any restructuring plans and initiatives will be successful. Any restructuring plans may adversely affect our internal programs and our ability to recruit and retain skilled and motivated personnel, may result in a loss of continuity, loss of accumulated knowledge, or inefficiency during the transition period, may require a significant amount of employees’ time and focus, and may be distracting to employees, which may divert attention from operating and growing our business. For more information, see Note 15 “Restructuring Costs” of the notes to our consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information.
If we fail to achieve some or all of the expected benefits of any restructuring plans, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected.
Risks Related to Our Customers

Lengthy sales cycles, unpredictable safety risks and certain provisions of military customer contracts may negatively impact our ability to maintain and grow our customer base, which could adversely affect our business and future prospects.
Our customers’ products are typically on yearly or longer refresh cycles. Due to the lengthy sales cycles, if we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to pass all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temperature storage capacity and swelling, among others. Batteries are known in the market to have historically faced risks associated with safety, and therefore customers can be reluctant to take risks on new battery technologies. Since new battery technologies have not been widely adopted by customers in the battery market, it may be difficult for us to overcome customer risk objections. If unanticipated product safety problems arise, it may raise warranty costs and adversely affect revenue and profit.
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
Our cell architecture is different than other batteries and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to action cameras, portable gaming and smartwatches designed for children. In addition, we have limited historical data on the performance and reliability of our batteries over time. If our batteries fail unexpectedly in the field, such failures could result in significant warranty costs and/or reputational harm. For example, the electrodes and separator structure of our battery are different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes, leading our batteries to fail and cause a safety event in the field, which could further result in the failure of our end customers’ products as well as the loss of life or property. Any safety event in the field, but in particular, one in which the end product failure results in significant loss, could result in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to the reputational harm that results. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.
As a result of our Routejade acquisition in 2023, we have a concentration of customer accounts in the military sector and dependence on these customer accounts may create a risk to our financial stability.
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. As a result of our acquisition of Routejade in October 2023, our current revenue stream is derived largely from a limited number of key customers, including military contractors. A single customer, who is a military subcontractor in South Korea, accounted for approximately 75% of our total revenue for the fiscal year 2023. Any adverse changes in the purchasing behavior, financial stability, or strategic direction of these key customers could significantly impact our revenue. The terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures. Moreover, the expiration, termination, or renegotiation of contracts, whether from the integration of these customers as a result of the acquisition or otherwise, could lead to uncertainty and volatility in our revenue stream. Lack of diversification increases our susceptibility to adverse events affecting our key customers. The loss of a significant customer or a substantial reduction in business volume from key accounts could have a material adverse effect on our financial performance, cash flows, and ability to fund its operations, capital expenditures, and strategic initiatives. While we may seek to mitigate the risks associated with customer concentration through diversification efforts, expanded market reach, and enhanced customer relationship management, there can be no assurance that such measures will be successful in offsetting the potential adverse impacts of customer concentration.
Furthermore, such government contracts may be subject to procurement laws relating to the award, administration and performance of those contracts. Additionally, governmental entities are variously pursuing policies that may affect our ability to sell our products and services. Changes in government procurement policy, priorities, regulations, technology initiatives and/or technical and compliance requirements may negatively impact our ability to continue to earn revenue from government and military customers.
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
Our future growth and success depend on our ability to sell effectively to, and manage relationships with, large enterprise customers and the military.
Our potential customers are manufacturers of products that tend to be large enterprises and organizations, including the military. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our lithium-ion battery solutions.
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
It is difficult to predict our future revenue and therefore appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delayed shipments and revenue. Factors outside our control may also affect the demand for our batteries. For example, many of the expected end products for our batteries are manufactured in the PRC. If the political situation between the PRC and the United States were to deteriorate, it could prevent our customers from purchasing our batteries.
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
Increases in sales of our lithium-ion battery cells may expose us to the risks associated with manufacturing batteries for unique customer specifications and increase our dependency upon specific customers, including due to the costs to develop and qualify our system solutions.
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
We incurred net loss attributable to Enovix of approximately $46.4 million and $73.6 million, respectively, for the quarters ended March 31, 2024 and April 2, 2023 and an accumulated deficit of approximately $645.2 million as of March 31, 2024. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: (i) continue to incur significant expenses in connection with the development of our manufacturing process and the manufacturing of our batteries; (ii) secure additional manufacturing facilities and invest in manufacturing capabilities; (iii) build up inventory of components for our batteries; (iv) increase our sales and marketing activities; (v) develop our distribution infrastructure; and (vi) increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in substantial revenue, which would further increase our losses.
We are in the early stage of commercialization. In addition, certain aspects of our technology have not been fully field tested. If we are unable to develop our business and effectively commercialize our products as anticipated, we may not be able to generate revenue or achieve profitability.*
The growth and development of our operations will depend on the successful commercialization and market acceptance of our products and our ability to manufacture products at scale while timely meeting customers’ demands.
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
We have made limited numbers of commercial shipments to certain customers since the second quarter of 2022. If we experience significant delays or order cancellations from these customers, or if we fail to develop our products in accordance with contract specifications, then our operating results and financial condition will be adversely affected. In addition, there is no assurance that if we alter or change our products in the future, that the demand for these new products will develop, which could adversely affect our business and any possible revenue. If our products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate revenue or attain profitability. In addition, if we are unable to deliver our services on a timely basis, we may be unable to attract and engage new or existing customers for engineering service contracts and we may not be able to generate revenue or attain profitability.
We face significant barriers in our attempts to produce our products, our products are still under development, and we may not be able to successfully develop our products at commercial scale. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
Producing lithium-ion batteries that meet the requirements for wide adoption by industrial and consumer applications is a difficult undertaking. We are still in the early stage of commercialization and face significant challenges achieving the long-term energy density targets for our products and producing our products in commercial volumes. Some of the challenges that could prevent the widespread adoption of our lithium-ion batteries include difficulties with (i) increasing the volume, yield and reliability of our cells, (ii) increasing manufacturing capacity to produce the volume of cells needed to meet demand, (iii) installing and optimizing higher volume manufacturing equipment, (iv) packaging our batteries to ensure adequate cycle life, (v) material cost reductions, (vi) qualifying new vendors, (vii) expanding supply chain capacity, (viii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, cycle life and abuse testing and (x) the development of the final manufacturing processes.
Our Fab2 facility is under construction and at the developing stage. We may encounter yield, material cost, performance and manufacturing process challenges to be solved when we shift into the production stage, prior to volume commercial production. We are likely to encounter further engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are not able to overcome these challenges in producing our batteries, our business could fail.
The Gen2 manufacturing equipment requires qualified labor to inspect the parts to ensure proper assembly. We have already experienced equipment malfunctions during the scaling up of the manufacturing process, and the lack of qualified labor to inspect our batteries may further slow our production and impact our manufacturing costs and production schedule.
Even if we complete development and achieve volume production of our lithium-ion batteries, if the cost, performance characteristics or other specifications of the batteries fall short of our targets, our sales, product pricing and margins will be adversely affected.

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
Any integration process will require significant time and resources, attention from management and will likely disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may not be able to fully realize the anticipated profits or other benefits of any particular transaction in the timeframe we expect or at all due to competition, market trends, additional costs or investments, the actions of advisors, suppliers or other third parties, or other factors. The Routejade acquisition resulted in, and future acquisitions may result in, significant costs and expenses. Further, if we fail to identify significant issues with any acquisition target during the due diligence process, we may be liable for significant and unforeseen liabilities.
We have previously, and may in the future, pay cash, incur debt or issue equity securities to pay for any such acquisition, any of which could negatively affect our financial condition or the value of our capital stock. The sale of our equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it will result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.
Fluctuations in foreign currency exchange rates or interest rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.
Changes in the value of foreign currencies relative to the U.S. dollar and related changes in interest rates have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies, particularly in Korea, where we derived a substantial portion of our revenue for fiscal year 2023, our reported international revenue has been reduced because foreign currencies translate into fewer U.S. dollars. As approximately all of our revenue is denominated in foreign currencies, these exchange rate fluctuations have impacted, and we expect will continue to impact, our revenue results.
Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. We have retained industry experts and designed our factories with appropriate safety precautions to address the fire risk of manufacturing batteries and minimize the impact of any event. Should these precautions be inadequate or an event be larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver product and require additional cash to recover. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
Lithium-ion battery modules in the marketplace have been observed to catch fire or vent smoke and flame, and such events have raised concerns over the use of such batteries.
We develop lithium-ion battery cells for industrial and consumer equipment and intend to supply these lithium-ion battery cells for industrial and consumer applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news reports have indicated that several EVs that use high-power lithium-ion batteries have caught on fire. Any such adverse publicity or reports reflecting fire and other safety hazards associated with the use of high-power batteries in automotive or other industrial or consumer applications will negatively affect our business and prospects. In addition, any failure of our battery cells may cause damage to the industrial or consumer equipment or lead to personal injury or death and may subject us to lawsuits.
Our risks in this area are particularly pronounced given our lithium-ion batteries and BrakeFlowTM technology have not yet been commercially tested or mass produced. We may have to recall our battery cells, which would be time-consuming and expensive. A product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Our insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
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
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, Dr. Raj Talluri began serving as our new Chief Executive Officer in January 2023 and Farhan Ahmad began service as our new Chief Financial Officer in July 2023. Such changes in our executive management team may be disruptive to our business. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. If we continue to experience high turnover of, fail to implement succession plans for, or encounter difficulties associated with the transition of our executive officers and key employees, or if we are not successful in recruiting new personnel or in retaining and motivating existing personnel, our operations may be disrupted, which could harm our business. We are also dependent on the continued service of our other senior technical and management personnel because of the complexity of our products. Our senior management, including Dr. Talluri and Mr. Ahmad, and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we will be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.

Further, as we locate, build out and bring online our new manufacturing facilities, we will need to hire personnel to staff and maintain such facilities with the requisite technical qualifications, which we may not be able to do in the location at which a facility is located. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. As we build our brand and become more well known and grow globally, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
If we are unable to maintain effective internal control over financial reporting in the future, or implement or integrate effective internal control over financial reporting with respect to any acquired entities or subsidiaries, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the quarter ended March 31, 2024. In addition, we are in the process of integrating Routejade, the battery manufacturing entity we acquired in October 2023, into our existing internal controls and procedures processes. If such integration process takes longer than anticipated, or we encounter unexpected challenges, our ability to effectively report on our internal controls may be negatively impacted, If we are unable to successfully integrate Routejade, or any future acquisition, into our existing internal control over financial reporting processes in a timely manner, our ability to accurately report our financial results could be negatively impacted
Furthermore, if, in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities and litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.
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
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us and certain of our then-current and former officers and directors. The complaint alleges that the Company and individual defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to our manufacturing scale-ups and testing of new equipment. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment, was filed on July 7, 2023. The consolidated complaint seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of the Company or RSVAC’s common stock between June 24, 2021 and January 3, 2023. The Company and the named officers and directors moved to dismiss the complaint on September 15, 2023. On January 30, 2024, the court granted the motion to dismiss with leave to amend. The plaintiffs filed an amended complaint on March 19, 2024. The Company and the named officers and directors moved to dismiss the amended complaint on May 3, 2024. We and the other individual defendants intend to vigorously defend against the claims in these actions. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
Risks Related to Our Capital Needs and Capital Strategy
We may not have adequate funds to finance our operating needs and our growth, and may need to raise additional capital, which we may not be able to do.
The design, manufacture and sale of batteries is a capital-intensive business. As a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. We may need to raise additional capital to acquire additional manufacturing facilities, including the build-out of such facilities, as well as to support our manufacturing agreement with YBS and our cash deposit agreement with OCBC. Adequate additional funding may not be available to us on acceptable terms or at all, and if the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted. Our failure to raise capital in the future would have a negative impact on our ability to complete our existing manufacturing facilities, our financial condition and our ability to pursue our business strategies. The amount of capital that we will be required to raise, and our ability to raise substantial additional capital, will depend on many factors, including, but not limited to:
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
As discussed in the condensed consolidated financial statements, in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We incurred net loss attributable to Enovix of $46.4 million and $73.6 million, respectively, for the fiscal quarters ended March 31, 2024 and April 2, 2023. As of March 31, 2024, we had an accumulated deficit of $645.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.
To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders’ ownership interest may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. For example, we may issue debt or equity securities under our shelf registration statement filed with the SEC in August 2023, including in an at-the-market (“ATM”) offering under our ATM facility. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures or declaring dividends. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or future revenue streams. If we incur additional debt, the debt holders, together with holders of our outstanding Convertible Senior Notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock.
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
Certain provisions in the indenture governing the Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Senior Notes will require us to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Senior Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs associated with these and other provisions of the indenture governing our Convertible Senior Notes may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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
The accounting method for reflecting the Convertible Senior Notes, including our Affiliate Notes (each as defined in Note 8 “Borrowings” in the notes to our condensed consolidated financial statements in Part I of this Report) on our Condensed Consolidated Balance Sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
In accordance with ASU 2020-06, we recorded the Convertible Senior Notes as a liability on our Condensed Consolidated Balance Sheets, with the initial carrying amount equal to the principal amount of the Convertible Senior Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of the Convertible Senior Notes. As a result of this amortization, the interest expense that we recognize for the Convertible Senior Notes for accounting purposes is greater than the cash interest payments we will pay on the Convertible Senior Notes, which will result in lower reported income.
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
Any delay in the development and manufacturing scale-up of our lithium-ion battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships. For example, although we plan to successfully pass all required regulatory abuse testing, because our design is new and has very high energy density, there may be unanticipated failure modes that occur in the field which could delay or prevent us from launching our batteries. Further, there are current limits on the amount of energy that can be transported using different delivery methods, particularly air travel. These limits on battery transportation have historically been based on the energy of batteries currently on the market. These limits may have to be increased in the future if they are not to limit the transportation of our batteries. If these limits are not increased, it could increase the costs and duration of shipping of our finished product and limit customer use of our batteries in certain cases. This could increase our inventory costs and limit sales of our batteries in some markets.
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
Our initial manufacturing facility in Fremont, California has been established as a foreign trade zone through qualification with U.S. Customs. Materials received in a foreign trade zone are not subject to certain U.S. duties or tariffs until the material enters U.S. commerce. We benefit from the adoption of foreign trade zones by reduced duties, deferral of certain duties and tariffs and reduced processing fees, which help us realize a reduction in duty and tariff costs. However, the operation of our foreign trade zone requires compliance with applicable regulations and continued support of U.S. Customs with respect to the foreign trade zone program. If we are unable to maintain the qualification of our foreign trade zones, or if foreign trade zones are limited or unavailable to us in the future, our duty and tariff costs would increase, which could have an adverse effect on our business and results of operations.
Risks Related to Ownership of Our Securities
The trading price of our common stock may be volatile, and the value of our common stock may decline.
Historically, our stock price has been volatile. During the fiscal year 2023, our stock traded as high as $23.90 per share and as low as $6.50 per share, and from January 1, 2024 to May 1, 2024, our stock price has ranged from $5.70 per share to $13.08 per share. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of May 2, 2024, we have outstanding a total of 170,000,050 shares of common stock. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and shares that must be sold under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to applicable insider trading policies.
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
In connection with the RSVAC initial public offering (“RSVAC IPO”), RSVAC issued Private Placement Warrants to purchase 6,000,000 shares of common stock to the Sponsor. Each Warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. The Warrants are exercisable and expire on July 14, 2026, five years after the completion of the Business Combination, or earlier upon redemption or liquidation, as described in our Registration Statement on Form S-1, filed with the SEC on August 2, 2021, as may be amended.
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
We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. For example, on January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest, and reasonable costs and attorney fees. In September 2022, we began the mediation process with the plaintiff and court proceedings in the matter are ongoing.
It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.

Global conflicts could adversely impact our business, costs, supply chain, sales, financial condition or results of operations.
Recent global conflicts, such as the Russia’s invasion of Ukraine, the Israel-Hamas war, and the war in Yemen, the conflicts have led the U.S. and certain other countries to impose significant sanctions and trade actions or have slowed down shipping options, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions, and affect shipment of products. It is not possible to predict the broader consequences of the conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions taken in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflicts have in the past, and will likely continue to, materially adversely affected global trade, currency exchange rates, regional economies and the global economy. While it is difficult to anticipate the impact of any of the foregoing on the Company, such conflicts, and any similar future conflicts, including as a result of rising tensions between the PRC and Taiwan, and actions taken in response to the conflict, could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
Highly publicized incidents of laptop computers and cell phones bursting into flames have focused attention on the safety of lithium-ion batteries. If one of our products were to cause personal injury or property damage, including as a result of product malfunctions, defects or improper installation leading to a fire or other hazardous condition, we may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have a limited history of commercial testing and mass production. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery product candidates, which would have material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
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
Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with the use by our employees, personnel, or vendors of generative artificial intelligence (“AI”) technologies.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws such as Section 5 of the Federal Trade Commission Act, and other similar laws such as wiretapping laws. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
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
Our employees and personnel use generative artificial intelligence (“AI”) and machine learning (“ML”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals, or classes of individuals, and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions, including investigations, fines, penalties, audits, and inspections); litigation such as class-action claims; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to, loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Significant increases in import and excise duties or other taxes on, as well as any tariffs, particularly on our products to the PRC, could materially increase our costs of our products and have an adverse effect on our business, liquidity, financial condition, and/or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act: (In thousands, except per share data)

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 28, 2024	11,958	$0.06	—	—
January 29 - February 25, 2024	3,840	0.06	—	—
February 26 - March 31, 2024	3,840	0.06	—	—
Total	19,638	$—	—	—

(1)    We repurchased 19,638 shares from former employees for the early exercised stock options, which were unvested on the termination date, at the exercise price.
(2)     We did not have a repurchase program in place.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
May 2024 Cost Reduction Activity
We announced in our earnings press release on May 1, 2024 that we were accelerating plans to identify additional efficiencies and would be targeting a significant reduction of our fixed costs by the end of fiscal year 2024. As part of this plan to significantly reduce our capital needs, we have initiated the cessation of manufacturing operations at our Fab1 facility in Fremont, California and are transitioning these manufacturing operations to Penang, Malaysia. The cessation of manufacturing operations at Fab1 is expected to be completed in July 2024 and includes a workforce reduction of approximately 200 U.S. employees. We expect to record estimated pre-tax restructuring charges of approximately $33 million to $43 million. A substantial majority of these estimated restructuring charges will be non-cash. We will record these charges as they occur, and may incur additional restructuring charges, which could be significant in subsequent quarters of fiscal year 2024.
Insider Trading Arrangements
During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.1	April 21, 2023
10.1	Amended and Restated Non-Employee Director Compensation Policy					X
10.2#+	Form of 2024 Performance Stock Unit Award Grant Notice and Agreement under the 2021 Equity Incentive Plan					X
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

Dated: May 6, 2024	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Farhan Ahmad
Farhan Ahmad
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)