Form 10-Q
period 2024-06-30
Enovix Corp
filed 2024-08-05
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024, 176,284,698 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
•ability to meet milestones and execute on our product development strategy, including our ability to test and sample batteries from our Agility Line to customers;
•expectations and estimations of the total addressable market for lithium-ion batteries in the portable electronics markets, including the impact of artificial intelligence on the demand for energy dense batteries and the suitability of our products to address this demand;
•ability to manage our expenses and realize our annual cost savings goals;
•ability to manage and achieve the benefits of our ongoing restructuring efforts;
•products, technologies, business model and growth strategy, including commercialization opportunities, market opportunity and the expansion of our customer base;
•ability to effectively leverage our Routejade acquisition to take advantage of growth opportunities in the conventional battery business;
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
•operational capabilities of our manufacturing lines, including the anticipated benefits of our growing R&D teams in Korea, Malaysia and India;
•ability to attract and hire additional personnel, including for our international locations and to facilitate the build-out of existing and additional production lines;
•ability to optimize our manufacturing process and execute on our future product development strategy and roadmap to profitability, including projected improvements in our commercialization and R&D activities in support of our manufacturing operations;
•expectations regarding our development and other collaboration agreements with potential customers, including in the smartphone and virtual reality categories; and
•potential to validate the advantages of our cell architecture in the electric vehicle battery space through our recent development agreements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$235,103	$233,121
Short-term investments	14,826	73,694
Accounts receivable, net	1,665	909
Notes receivable, net	3	1,514
Inventory	9,508	8,737
Prepaid expenses and other current assets	8,844	5,202
Total current assets	269,949	323,177
Property and equipment, net	151,024	166,471
Customer relationship intangibles and other intangibles, net	38,774	42,168
Operating lease, right-of-use assets	14,333	15,290
Goodwill	12,217	12,098
Other assets, non-current	2,691	5,100
Total assets	$488,988	$564,304
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,431	$21,251
Accrued expenses	16,530	13,976
Accrued compensation	8,856	10,731
Short-term debt	10,989	5,917
Deferred revenue	7,007	6,708
Other liabilities	5,090	2,435
Total current liabilities	67,903	61,018
Long-term debt, net	168,500	169,099
Warrant liability	55,440	42,900
Operating lease liabilities, non-current	14,182	15,594
Deferred revenue, non-current	3,774	3,774
Deferred tax liability	6,115	10,803
Other liabilities, non-current	11	13
Total liabilities	315,925	303,201
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 175,302,694 and 167,392,315 as of June 30, 2024 and December 31, 2023, respectively	18	17
Additional paid-in-capital	931,363	857,037
Accumulated other comprehensive gain (loss)	15	(62)
Accumulated deficit	(761,085)	(598,845)
Total Enovix's stockholders’ equity	170,311	258,147
Non-controlling interest	2,752	2,956
Total equity	173,063	261,103
Total liabilities and equity	$488,988	$564,304
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenue	$3,768	$42	$9,040	$63
Cost of revenue	4,423	14,235	11,495	26,483
Gross margin	(655)	(14,193)	(2,455)	(26,420)
Operating expenses:
Research and development	29,065	16,553	77,853	40,302
Selling, general and administrative	20,884	16,688	40,432	43,962
Impairment of equipment	—	4,411	—	4,411
Restructuring cost	38,146	—	38,146	—
Total operating expenses	88,095	37,652	156,431	88,675
Loss from operations	(88,750)	(51,845)	(158,886)	(115,095)
Other income (expense):
Change in fair value of common stock warrants	(33,660)	(14,340)	(12,540)	(27,180)
Interest income	3,326	3,150	6,886	5,616
Interest expense	(1,691)	(1,270)	(3,350)	(1,270)
Other income (loss), net	242	(1)	708	20
Total other expense, net	(31,783)	(12,461)	(8,296)	(22,814)
Loss before income tax benefit	(120,533)	(64,306)	(167,182)	(137,909)
Income tax benefit	(4,586)	—	(4,738)	—
Net loss	(115,947)	(64,306)	(162,444)	(137,909)
Net loss attributable to non-controlling interests	(75)	—	(204)	—
Net loss attributable to Enovix	$(115,872)	$(64,306)	$(162,240)	$(137,909)

Net loss per share attributable to Enovix shareholders, basic and diluted	$(0.67)	$(0.41)	$(0.95)	$(0.88)
Weighted average number of common shares outstanding, basic and diluted	172,399,172	157,151,386	170,272,069	156,397,145
See accompanying notes to these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net loss	$(115,947)	$(64,306)	$(162,444)	$(137,909)
Other comprehensive income (loss), net of tax
Change in net foreign currency translation adjustments	68	—	95	—
Net unrealized loss on available-for-sale securities	—	(24)	(18)	(24)
Other comprehensive income, net of tax	68	(24)	77	(24)
Comprehensive loss	(115,879)	(64,330)	(162,367)	(137,933)
Comprehensive loss attributable to non-controlling interest	(75)	—	(204)	—
Comprehensive loss attributable to Enovix	$(115,804)	$(64,330)	$(162,163)	$(137,933)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	167,392,315	$17	$857,037	$(62)	$(598,845)	$258,147	$2,956	$261,103
Net loss	—	—	—	—	(46,368)	(46,368)	(129)	(46,497)
Issuance of common stock upon exercise of stock options	43,041	—	96	—	—	96	—	96
Issuance of common stock, net of issuance costs	639,138	—	5,756	—	—	5,756	—	5,756
RSU vested, net of shares withheld	1,683,618	—	(2,223)	—	—	(2,223)	—	(2,223)
Vesting of early exercised stock options	—	—	9	—	—	9	—	9
Repurchase of unvested restricted common stock	(19,638)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,852	—	—	13,852	—	13,852
Other comprehensive income, net	—	—	—	9	—	9	—	9
Balance as of March 31, 2024	169,738,474	17	874,527	(53)	(645,213)	229,278	2,827	232,105
Net loss	—	—	—	—	(115,872)	(115,872)	(75)	(115,947)
Issuance of common stock upon exercise of stock options	316,554	—	2,697	—	—	2,697	—	2,697
Issuance of common stock, net of issuance costs	3,719,881	1	34,203	—	—	34,204	—	34,204
Issuance of common stock under employee stock purchase plan	148,371	—	1,145	—	—	1,145	—	1,145
RSUs vested, net of shares withheld	1,380,079	—	(1,093)	—	—	(1,093)	—	(1,093)
Vesting of early exercised stock options	—	—	6	—	—	6	—	6
Repurchase of unvested restricted common stock	(665)	—	—	—	—	—	—	—
Stock-based compensation	—	—	19,878	—	—	19,878	—	19,878
Other comprehensive income, net	—	—	—	68	—	68	—	68
Balance as of June 30, 2024	175,302,694	$18	$931,363	$15	$(761,085)	$170,311	$2,752	$173,063

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2023	157,461,802	$15	$741,186	$—	$(384,774)	$356,427	$—	$356,427
Net loss	—	—	—	—	(73,603)	(73,603)	—	(73,603)
Issuance of common stock upon exercise of stock options	86,654	—	328	—	—	328	—	328
Vesting of early exercised stock options	—	1	82	—	—	83	—	83
RSUs vested, net of shares withheld	679,606	—	(777)	—	—	(777)	—	(777)
Repurchase of unvested restricted common stock	(138,599)	—	—	—	—	—	—	—
Stock-based compensation	—	—	29,653	—	—	29,653	—	29,653
Balance as of April 2, 2023	158,089,463	16	770,472	—	(458,377)	312,111	—	312,111
Net loss	—	—	—	—	(64,306)	(64,306)	—	(64,306)
Issuance of common stock upon exercise of stock options	93,921	—	643	—	—	643	—	643
Issuance of common stock under employee stock purchase plan	146,278	—	1,170	—	—	1,170	—	1,170
Vesting of early exercised stock options	—	—	14	—	—	14	—	14
RSUs vested, net of shares withheld	650,202	—	(448)	—	—	(448)	—	(448)
Repurchase of unvested restricted common stock	(68,445)	—	—	—	—	—	—	—
Stock-based compensation	—	—	15,374	—	—	15,374	—	15,374
Purchase of Capped Calls	—	—	(17,250)	—	—	(17,250)	—	(17,250)
Other comprehensive income, net	—	—	—	(24)	—	(24)	—	(24)
Balance as of July 3, 2023	158,911,419	$16	$769,975	$(24)	$(522,683)	$247,284	$—	$247,284

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023
Cash flows used in operating activities:
Net loss	$(162,444)	$(137,909)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	30,917	7,100
Stock-based compensation	31,797	44,199
Changes in fair value of common stock warrants	12,540	27,180
Impairment and loss on disposal of long-lived assets	35,107	4,411
Others	172	—
Changes in operating assets and liabilities:
Accounts and notes receivables	669	128
Inventory	(771)	(163)
Prepaid expenses and other assets	(1,562)	3,145
Accounts payable	(8,250)	892
Accrued expenses and compensation	3,465	1,849
Deferred revenue	299	—
Deferred tax liability	(5,366)	—
Other liabilities	1,434	5
Net cash used in operating activities	(61,993)	(49,163)
Cash flows from investing activities:
Purchase of property and equipment	(40,297)	(15,724)
Purchases of investments	(31,812)	(65,736)
Maturities of investments	91,621	—
Net cash provided by (used in) investing activities	19,512	(81,460)
Cash flows from financing activities:
Proceeds from loan borrowing and issuance of Convertible Senior Notes	4,572	172,500
Repayment of debt	(73)	—
Payments of debt issuance costs	—	(5,228)
Purchase of Capped Calls	—	(17,250)
Payroll tax payments for shares withheld upon vesting of RSUs	(3,315)	(1,226)
Proceeds from the exercise of stock options and issuance of common stock, net of issuance costs	42,753	972
Proceeds from issuance of common stock under employee stock purchase plan	1,145	1,169
Repurchase of unvested restricted common stock	(1)	(13)
Net cash provided by financing activities	45,081	150,924
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(748)	—
Change in cash, cash equivalents, and restricted cash	1,852	20,301
Cash and cash equivalents and restricted cash, beginning of period	235,123	322,976
Cash and cash equivalents, and restricted cash, end of period	$236,975	$343,277

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023
Supplemental cash flow disclosure:
Cash paid for interest	$2,773	$—
Cash paid for income taxes	148	—
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	$20,629	$15,770
Accrued debt issuance costs	—	689
The following presents our cash, cash equivalents and restricted cash by category in the Condensed Consolidated Balance Sheets:

	Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023
Cash and cash equivalents	$235,103	$343,152
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	1,872	125
Total cash, cash equivalents, and restricted cash	$236,975	$343,277
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
Enovix Corporation (“we,” “us,” “our,” or “Enovix” or the “Company”) was incorporated in Delaware in 2006. We develop, manufacture, and commercialize next generation Lithium-ion, or Li-ion, battery cells that significantly increase the amount of energy density and storage capacity relative to conventional battery cells. Our batteries’ mechanical design, or “architecture,” allows us to use high performance chemistries while enabling safety and charge time advantages. Enovix is headquartered in Silicon Valley with facilities in India, South Korea, and Malaysia.
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
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through June 30, 2024 and expect to incur operating losses for the foreseeable future. As of June 30, 2024, we had working capital of $202.0 million and an accumulated deficit of $761.1 million. In the first half of fiscal year 2024, we received net proceeds of $40.0 million from the issuance of our common stock through an at-the-market (“ATM”) offering. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for our future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the quarter and fiscal year-to-date ended June 30, 2024 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in our Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, valuation for inventory, valuation allowance on deferred tax assets, assumptions used in income tax provisions, valuation for assets acquired and liabilities assumed in business combination, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities, restructuring costs and estimates to fair value common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances.

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
Revenue
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We generate revenue from our Product Revenue and Service Revenue for the development of lithium-ion battery technology.
Product Revenue
Our product revenue is primarily generated from selling lithium-ion batteries or battery packs to commercial customers and military contractors. Product Revenue is recognized once we have satisfied the performance obligations as defined in the sales agreement, which is generally satisfied upon transfer of control of goods. Control is transferred upon delivery for our products. For certain customized products with customer acceptance criteria specified in the sales agreement, the performance obligations is generally satisfied upon our customer’s acceptance. Payment terms can vary depending on the contract and it is generally required within 90 days or less from the delivery date or the acceptance date of our product. The amounts of revenue recognized reflects the consideration for the product sold.
For the quarter and fiscal year-to-date ended June 30, 2024, our product revenue were $3.8 million and $9.0 million, respectively. Of our total product revenue for the quarter and fiscal year-to-date ended June 30, 2024, approximately 39% and 41%, respectively, were from South Korea based on the billing location of the customers. For the quarter and fiscal year-to-date ended July 2, 2023, our product revenue were immaterial.
Service Revenue
Service Revenue contracts generally include the design and development efforts to conform our existing battery technology with customers’ required specifications. Consideration for Service Revenue contracts generally become payable when we meet specific contractual milestones, which include the design and approval of custom cells, procurement of fabrication tooling to meet the customer’s specifications, and fabrication and delivery of custom cells from our pilot production line. Within the existing Service Revenue contracts, the amount of consideration is fixed, the contracts contain a single performance obligation, and revenue is recognized at the point in time the final milestone is met (i.e., a final working prototype meeting all required specifications) and the customer obtains control of the deliverable. There was no service revenue recognized the quarters and fiscal years-to-date ended June 30, 2024 and July 2, 2023
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect to have a material impact of the adoption of this ASU on our financial statement disclosures and plan to adopt it for the fiscal year ended December 29, 2024.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table summarizes the change in goodwill (in thousands) during the fiscal year-to-date ended June 30, 2024.

Goodwill
Balances as of December 31, 2023	$12,098
Routejade Acquisition - measurement period adjustments(1)	119
Balances as of June 30, 2024	$12,217

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
The following table summarizes the intangible assets subject to amortization, net (in thousands) as of June 30, 2024.

	Gross	Accumulated amortization	Net Carrying Amount	Weighted-average Useful Lives
Customer relationships	$29,933	$(1,991)	$27,942	10 years
Developed technology	11,680	(1,110)	10,570	7 years
Trade Names and Trademarks	335	(73)	262	3 years
Total intangible assets	$41,948	$(3,174)	$38,774
We acquired these intangible assets through the Routejade Acquisition in October 2023. For the quarter and fiscal year-to-date ended June 30, 2024, amortization of the intangible assets were $1.2 million and $2.4 million, respectively. As of June 30, 2024, the weighted average remaining useful lives for intangible assets was approximately 8.5 years.
The following is a schedule of expected amortization for the intangible assets as of June 30, 2024 (in thousands).

As of June 30, 2024
2024 (remaining 6 months)	$2,379
2025	4,757
2026	4,829
2027	4,645
2028	4,645
Thereafter	17,519
Total estimated amortization expense	$38,774

Revenue and net loss from operations
For the quarter ended June 30, 2024, our results of operations included $3.7 million of Routejade’s revenue and $2.0 million of Routejade’s net operating loss from operations. For the fiscal year-to-date ended June 30, 2024, our results of operations included $9.0 million of Routejade’s revenue and $5.1 million of Routejade’s net operating loss from operations.
Proforma information
The condensed consolidated unaudited proforma revenue for the quarters ended of June 30, 2024 and July 2, 2023, which included Routejade assuming the acquisition occurred on January 1, 2023, were approximately $3.8 million and $4.0 million, respectively. The condensed consolidated unaudited proforma revenue for both fiscal years-to-date ended June 30, 2024 and July 2, 2023, which included Routejade assuming the acquisition occurred on January 1, 2023, were approximately $9.0 million.
The condensed consolidated unaudited proforma net income related to this acquisition was not included because the impact on our consolidated results of operations was not material for the quarters and fiscal years-to-date ended June 30, 2024 and July 2, 2023.

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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $235.1 million and $233.1 million, respectively.
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of June 30, 2024 and December 31, 2023 (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2024
Assets:
Cash equivalents:
Money Market Funds	$106,971	$—	$—	$106,971
U.S. Treasuries	—	32,885	—	32,885
Short-term investments:
U.S. Treasuries	—	14,826	—	14,826

Liabilities:
Private Placement Warrants	$—	$—	$55,440	$55,440

As of December 31, 2023
Assets:
Cash equivalents:
Money Market Funds	$19,312	$—	$—	$19,312
U.S. Treasuries	—	45,175	—	45,175
Short-term investments:
U.S. Treasuries	—	73,694	—	73,694

Liabilities:
Private Placement Warrants	$—	$—	$42,900	$42,900
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments
As of June 30, 2024
Money Market Funds	$106,971	$—	$—	$106,971	$106,971	$—
U.S. Treasuries	47,713	—	(2)	47,711	32,885	14,826
Total	$154,684	$—	$(2)	$154,682	$139,856	$14,826

As of December 31, 2023
Money Market Funds	$19,312	$—	$—	$19,312	$19,312	$—
U.S. Treasuries	118,854	15	—	118,869	45,175	73,694
Total	$138,166	$15	$—	$138,181	$64,487	$73,694
As of June 30, 2024, the short-term investments have contractual maturity due within one year.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Private Placement Warrants
Our liabilities are measured at fair value on a recurring basis, including 6,000,000 warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $11.50 per share on December 5, 2021.
As of June 30, 2024 and December 31, 2023, we had 6,000,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $9.24 per share as of June 30, 2024. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of December 31, 2023	$42,900
Change in fair value	12,540
Fair value as of June 30, 2024	$55,440

Private Placement Warrants
Fair value as of January 1, 2023	$49,080
Change in fair value	27,180
Fair value as of July 2, 2023	$76,260
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of June 30, 2024	Private Placement Warrants Outstanding as of December 31, 2023
Expected term (in years)	2.0	2.5
Expected volatility	95.0%	90.0%
Risk-free interest rate	4.7%	4.1%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of June 30, 2024, the fair value of the convertible senior notes was approximately $206.1 million. As of June 30, 2024, our long-term loans are approximately close to their carrying value of $2.2 million.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands).

	June 30, 2024	December 31, 2023
Machinery and equipment	$53,869	$100,335
Building and leasehold improvements	31,000	36,651
Office equipment and software	4,978	2,561
Furniture and fixtures	16,590	898
Land	1,433	1,433
Construction in process	54,893	68,958
Total property and equipment	162,763	210,836
Less: accumulated depreciation	(11,739)	(44,365)
Property and equipment, net	$151,024	$166,471
The following table summarizes the depreciation and amortization expenses related to property and equipment, which are recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations (in thousands).

	Quarters Ended		Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Depreciation expense	$4,161	$3,523	$27,960	$6,978
In the fourth quarter of 2023, we announced our strategic realignment of our first production line (“Fab1”) in Fremont, California and transformed our Fremont location to “Center for Innovation,” focused on new product development. In connection with this strategic realignment, we recognized accelerated depreciation expenses of approximately $18.4 million for Fab1 equipment in the first quarter of 2024, of which approximately $18.3 million and $0.1 million were recorded as research and development expense, and selling, general and administrative expense, respectively, in the Condensed Consolidated Statements of Operations. We did not record any accelerated depreciation expenses in the quarter ended June 30, 2024.
Fab1 Long-Lived Asset Disposals
During the quarter ended June 30, 2024, we recorded $35.1 million of loss on disposal of our Fab1 long-lived assets, including machinery and equipment, leasehold improvements and other assets located in Fremont, California as a part of the 2024 Restructuring Plan (as defined below) and it was recorded as Restructuring Cost in the Condensed Consolidated Statements of Operations. See Note 12 “Restructuring Costs” for more information.
Equipment Impairment
During the second quarter of 2023, we disposed a group of machinery and equipment and recorded an impairment charge of $4.4 million for the quarter and fiscal year-to-date ended July 2, 2023. These impaired assets were previously capitalized as “Machinery and equipment” category of property and equipment, net on the Condensed Consolidated Balance Sheets.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6. Inventory
Inventory consists of the following components (in thousands).

	June 30, 2024	December 31, 2023
Raw materials	$2,246	$1,926
Work-in-process	5,724	6,687
Finished goods	1,538	124
Total inventory	$9,508	$8,737
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
For the quarters and fiscal years-to-date ended June 30, 2024, we recorded an immaterial amount of inventory reserve as cost of revenue in the Condensed Consolidated Statement of Operations. For the quarters and fiscal years-to-date ended July 2, 2023, we did not record an inventory reserve as cost of revenue in the Condensed Consolidated Statement of Operations. As of June 30, 2024, we had an immaterial amount of excess or obsolete inventory reserve. As of December 31, 2023, we did not have excess or obsolete inventory reserve.
Note 7. Leases
We have operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2024 and 2030, some of which include options to extend the leases for up to five years.
The components of lease costs were as follows (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Operating lease cost	$966	$539	$1,845	$950
Supplemental lease information:

	As of
Operating leases	June 30, 2024	December 31, 2023
Weighted-average remaining lease term	5.5 years	6.0 years
Weighted-average discount rate	8.5%	8.5%
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,775	$699

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of June 30, 2024 (in thousands).

Operating leases
2024 (remaining 6 months)	$1,829
2025	3,698
2026	3,702
2027	3,743
2028	3,804
Thereafter	3,834
Total	20,610
Less: imputed interest	(4,010)
Present value of lease liabilities	$16,600
Note 8. Borrowings
Short-Term Debt
In connection with the Routejade Acquisition, we assumed asset secured loans with fixed and floating interest rates. These loans have various maturity dates. As of June 30, 2024, short-term debt was $11.0 million, which comprised of $9.4 million of short-term loans with less than one-year term and $1.6 million of the current portion of long-term loans. As of December 31, 2023, short-term debt was $5.9 million, which comprised of $4.3 million of short-term loans with less than one-year term and $1.6 million of the current portion of long-term loans. The current portion of long-term debt is recorded as short-term debt based on time remaining until maturity. As of June 30, 2024 and December 31, 2023, the weighted average interest rates on the short-term loans were approximately 5.1%. and 5.3%, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

			As of
	Annual Interest Rate	Maturity Date	June 30, 2024	December 31, 2023

Convertible Senior Notes	3.0%	May 1, 2028	$172,500	$172,500
Long-term loans
Floating rate	3.4%	June 30, 2027	360	385
Floating rate	3.4%	June 30, 2028	360	385
Fixed rate	5.2%	February 1, 2025	—	1,036
Fixed rate	5.3%	September 19, 2024	1,440	1,540
Total Convertible Senior Notes and other borrowings			174,660	175,846
Less: unamortized debt issuance costs			(4,600)	(5,142)
Long-term debt			170,060	170,704
Current portion of long-term debt			(1,560)	(1,605)
Long-term debt, net			$168,500	$169,099
Long-term Loans
In connection with the Routejade Acquisition, we assumed long-term loans. These long-term loans are either with fixed rate or floating rate loans as stated in the table above. As of June 30, 2024, total long-term loans outstanding was $2.2 million, including a current portion of the long-term loans of $1.6 million. As of December 31, 2023, total long-term loans outstanding was $3.3 million, including a current portion of the long-term loans of $1.6 million.
Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”), including $10.0 million principal amount of the Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of both periods ended June 30, 2024 and December 31, 2023, total outstanding Convertible Senior Notes was $172.5 million.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Quarter Ended		Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Coupon interest	$1,293	$1,043	$2,587	$1,043
Amortization of debt issuance costs	272	222	542	222
Total interest expense on Convertible Senior Notes	1,565	1,265	3,129	1,265
Loan interest	126	—	221	—
Total interest expenses related to Convertible Senior Notes and loans	$1,691	$1,265	$3,350	$1,265

As of both periods ended June 30, 2024 and December 31, 2023, we had $0.9 million of accrued interest liability, respectively.
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

June 30, 2024
2024 (remaining 6 months)	$1,500
2025	180
2026	240
2027	180
2028	172,560
Total gross amount of long-term debt	$174,660
Note 9. Commitments and Contingencies
Purchase Commitments
As of June 30, 2024 and December 31, 2023, our commitments included approximately $34.1 million and $62.5 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust its requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 7 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 8 “Borrowings” for more details.
Performance Obligations
As of June 30, 2024, we had $10.8 million of performance obligations, which comprised of total deferred revenue and customer order deposits. We currently expect to recognize approximately 65% of deferred revenue as revenue within the next twelve months.
Litigation
From time to time, we are subject to a variety of claims, lawsuits, investigations, and proceedings concerning matters arising in connection with our business activities, including product liability, intellectual property, commercial,

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
insurance, securities laws, contract disputes, and employment matters. Certain of these lawsuits and claims are described in further detail below. We intend to vigorously defend against each of these allegations.
A liability and related charge to earnings is recorded in the condensed consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. The outcomes of outstanding legal matters are inherently unpredictable and subject to uncertainties. While there can be no assurance of favorable outcome of these legal matters, we currently believe that the outcome of these matters will not have a material adverse effect on our results of operations, liquidity or financial position.

Former Employee Class Action Lawsuits
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846 (the “Prak Complaint”). The Prak Complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs are seeking unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. In September 2022, we began the mediation process. On June 6, 2024 a final settlement was approved by the court. The loss liability for the Prak Complaint was recorded on the Condensed Consolidated Balance Sheet as of June 30, 2024 and settlement funds were distributed in July 2024.
On March 8, 2023, a former employee filed a putative class action lawsuit against Enovix in the Superior Court of California, County of Alameda. The case is captioned Kody Walker v. Enovix Corporation, 23CV028923 (the “Walker Complaint”). The Walker Complaint alleges, among other things, on a putative class-wide basis, that we failed to pay minimum wages, overtime and sick time wages, failed to reimburse employees for required expenses, failed to provide meal and rest periods and issued inaccurate wage statement under the California Labor Code and applicable Wage Orders. The Walker Complaint asserts on an individual basis that Walker was constructively discharged. The plaintiff seeks unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. While we are unable to predict the likely outcome or the potential cost or duration of this matter, based on the information we currently possess, we do not expect the total potential cost to be material to our financial position.
Securities Class Action Complaint
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against Enovix and certain of our current and former officers and directors (collectively, the “defendants”). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to our manufacturing scale-ups and testing of new equipment. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint alleging substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment, was filed on July 7, 2023.
The court granted the motion to dismiss the consolidated complaint on January 30, 2024. The plaintiffs filed a second amended complaint on March 19, 2024, which seeks unspecified damages, interest, fees and costs on behalf of all persons and entities that purchased and/or acquired shares of Enovix or its predecessor entity’s common stock between June 24, 2021 and October 3, 2023. On July 23, 2024, the court issued an order granting in part and denying in part defendants’ motion to dismiss. We and the defendants intend to vigorously defend against the remaining claims in this action.
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

	Quarters Ended		Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(115,872)	$(64,306)	$(162,240)	$(137,909)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic and diluted	172,399,172	157,151,386	170,272,069	156,397,145

Net loss per share of common stock:
Basic and diluted	$(0.67)	$(0.41)	$(0.95)	$(0.88)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Quarters Ended		Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Stock options outstanding	2,168,759	4,425,014	2,168,759	4,425,014
Restricted stock units and performance restricted stock units outstanding	19,735,330	13,898,172	19,735,330	13,898,172
Assumed conversion of Convertible Senior Notes	11,053,800	8,988,804	11,053,800	4,494,402
Private Placement Warrants outstanding	6,000,000	6,000,000	6,000,000	6,000,000
Employee stock purchase plan estimated shares	229,671	562,399	229,671	562,399
Note 11. Stock-based Compensation
We issue equity awards to our employees and non-employees in the form of stock options, restricted stock units (“RSUs”) and performance based RSUs (“PRSUs”). Additionally, we also offer an employee stock purchase plan (“ESPP”) to our eligible employees. We use Black-Scholes option pricing model to value our stock options granted and

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the estimated shares to be purchased under the ESPP. For both RSUs and PRSUs, we use our common stock price, which is the last reported sales price on the grant date to value those securities.
In general, we recognize stock-based compensation expense on a straight-line basis over the requisite service period and records forfeitures as they occur. For PRSUs, we use the graded vesting method to calculate the stock-based compensation expense. At each reporting period, we would recognize and adjust the stock-based compensation expense based on its probability assessment in meeting its PRSUs' performance conditions.
Stock-based Compensation Expense
The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Condensed Consolidated Statements of Operations for the periods presented below (in thousands).

	Quarters Ended		Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cost of revenue	$95	$1,654	$95	$2,605
Research and development	7,303	5,456	13,857	17,123
Selling, general and administrative(1)	10,534	7,932	16,740	24,471
Restructuring cost	1,105	—	1,105	—
Total stock-based compensation expense	$19,037	$15,042	$31,797	$44,199

(1)    During the quarter ended June 30, 2024, we engaged a consulting company for its services and issued RSUs in exchange for its services. In connection with this service agreement, we recorded approximately $4.6 million of stock-based compensation expense for the quarter and fiscal year-to-date ended June 30, 2024.
For the fiscal years-to-date ended June 30, 2024 and July 2, 2023, we capitalized $1.3 million and $0.7 million, respectively, of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, we accrued an immaterial amount of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of June 30, 2024.
As of June 30, 2024, there was approximately $166.7 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.3 years. As of June 30, 2024, there was approximately $0.8 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.4 years.
Equity Award Modification
In connection with the restructuring plan announced in May 2024, there was one equity award modification, which accelerated the vesting condition of a former executive’s RSUs as a part of his consulting and separation agreement. Accordingly, we recognized $1.1 million of stock-based compensation expense related to the modification for the quarter and fiscal year-to-date ended June 30, 2024,
For the quarter ended July 2, 2023, there was no equity award modification. For the fiscal year-to-date ended July 2, 2023, we recognized $21.1 million of stock-based compensation expense related to the modifications in connection with the retirement or resignation of several of our former officers and executives, which impacted the vesting conditions as the term of equity award exercise period was extended and certain of the equity awards were accelerated and vested immediately.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarizes stock option activities for the fiscal year-to-date ended June 30, 2024 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 1, 2024	2,615,199	$9.71
Exercised	(359,595)	7.77		$1,878
Forfeited	(86,845)	11.82
Balances as of June 30, 2024	2,168,759	$9.95	6.8	$12,362

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of June 30, 2024 represents the value of our closing stock price at $15.46 on the last trading day of the quarter ended June 30, 2024 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by us are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
Early Exercise of Options
As of June 30, 2024, 211,537 shares remained subject to our right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of June 30, 2024 was immaterial and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheet.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal year-to-date ended June 30, 2024 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 1, 2024	10,893,271	$11.58	531,469	$13.16
Granted	10,813,120	7.93	2,505,023	7.39
Vested	(3,346,124)	9.49	(63,298)	13.41
Forfeited	(1,291,056)	12.16	(307,075)	11.50
Issued and unvested shares outstanding as of June 30, 2024	17,069,211	$9.63	2,666,119	$7.90

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12. Restructuring Costs
2024 Restructuring Plan
In May 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) designed to reduce operating costs and support the Company’s strategic goals. As part of the 2024 Restructuring Plan, we are relocating our manufacturing operations from our Fab1 facility in Fremont, California to Malaysia, resulting in a plan of workforce reduction in the U.S, as well as long-lived asset disposals related to Fab1. Currently, we expect the 2024 Restructuring Plan to be substantially complete by the end of 2024.
In connection with the 2024 Restructuring Plan, we recorded estimated pre-tax restructuring and related charges of $38.1 million during the quarter ended June 30, 2024, which included non-cash charges of $35.1 million of loss on disposals of Fab1 long-lived asset in Fremont, California and $1.1 million of stock-based compensation expense, and cash charges of $1.3 million of severance and termination benefits and $0.6 million of other charges. These restructuring costs were reflected in Restructuring cost in the Condensed Consolidated Statements of Operations. We may incur additional restructuring charges and costs in the second half of fiscal year 2024.
As of June 30, 2024, we have not paid any of cash costs related to the restructuring costs and $1.9 million of the restructuring liability was included in Other current liability on the Condensed Consolidated Balance Sheets.
Note 13. Variable Interest Entity
On July 26, 2023, we entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”). We concluded that Orifast Solution Sdn Bhd (“OSSB”), a subsidiary of YBS, is considered a VIE and we are the primary beneficiary of OSSB based on certain assumptions and judgments made by us. In accordance with GAAP, we consolidate 100% of OSSB’s financials. During the quarter and fiscal year-to-date ended June 30, 2024, OSSB had immaterial operating activities. As of June 30, 2024, we did not have an equity investment in OSSB.
OSSB entered a $70.0 million of foreign currency term loan agreement (the “Term Loan”) with OCBC Bank (Malaysia) Berhad (“OCBC”) in financing for its manufacturing operations. The Term Loan is expected to be repaid within five years. On September 13, 2023, we entered into a cash deposit agreement with OCBC to collateralize the Term Loan. As of June 30, 2024, there is no outstanding balance of the Term Loan and no deposit was made to OCBC for the collateralization. As of June 30, 2024, we had $70.0 million on deposit in an interest-bearing account with OCBC for interest earning purpose.
Note 14. Related Party
Employment Relationship
As of June 30, 2024, we employed one family member of our Chief Executive Officer, who assists with sales in North America.
Affiliate Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, our Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on our Condensed Consolidated Balance Sheets. For the quarter and fiscal year-to-date ended June 30, 2024, we recorded $0.1 million and $0.2 million, respectively, of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations. For the quarter and fiscal year-to-date ended July 2, 2023, we recorded $0.1 million of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations. See Note 8 “Borrowings” for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of June 30, 2024 and for the quarter and fiscal year-to-date ended June 30, 2024 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Q2 2024 Highlights:
Following is a summary of the activities in the second quarter of 2024:
•In April 2024, we completed Factory Acceptance Testing (“FAT”) for our second generation (“Gen2”) Agility Line in Malaysia. We subsequently commenced battery production on our Gen2 Agility line.
•In May 2024, we began sampling our EX-1M battery with samples that were built and tested at our first production line (“Fab1”) in Fremont, California. In addition, we initiated a restructuring plan (the “2024 Restructuring Plan”) to relocate our manufacturing operations from Fremont, California to Malaysia. As a result, during the quarter ended June 30, 2024, we recorded pre-tax restructuring charges of $38.1 million, including $35.1 million of Fab1 long-lived asset disposals, among other charges and costs of the restructuring. We may incur additional restructuring charges and costs in the second half of fiscal year 2024.
•In May 2024, we received net proceeds of $34.2 million from the issuance of our common stock through an at-the-market (“ATM”) offering. Since then, we have not had any further issuance of our common stock through an ATM offering.
•In May 2024, we reached a development agreement with a leading worldwide smartphone OEM.
•In June 2024, we signed an agreement with a leading California-based technology company to provide silicon batteries and packs for a mixed reality headset. Also, in June 2024, we signed a Memorandum of Understanding (“MOU”) with Elentec Co., Ltd (“Elentec”), a leading consumer electronic battery pack manufacturing company in Asia.
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
In the fourth quarter of 2023, we added a conventional lithium-ion battery business through the acquisition of Routejade, Inc. (“Routejade”). The product portfolio of our conventional battery business is targeted at end markets such as wearables, hearables, medical, industrial, and military applications. Our product strategy with this business is to increase energy density by using small blends of silicon in the anode.
In addition to the R&D headcount growth in Korea from our Routejade acquisition, we have grown our core R&D team significantly in the last year. Our lab in India is focused on evaluating next-generation battery materials for future technology nodes, and we anticipate our R&D team in Malaysia will double by end of fiscal 2024.
Commercialization
We approach our commercialization strategy by identifying customer requirements and determining where our battery architecture will offer the greatest value. In 2023, we added a product management team to interface with customers, collect these requirements, and feed these learnings into our technology roadmap.
Prior to 2023, our go-to-market strategy was to sample many customers across a broad set of end markets with a standard size battery while selectively considering customized batteries by size for certain customers. This is referred to as a horizontal business strategy. In 2023, we shifted our go-to-market strategy to a vertical business strategy based on our determination that it is more efficient to work with a smaller number of large customers and build highly customized batteries to their needs. With the shift to a vertical business strategy, we have put a particular emphasis on the largest end markets for portable electronics batteries such as smartphones and computing devices, and in 2024, have made progress with securing development and collaboration agreements with potential customers in the portable electronics market. We are also exploring incremental growth opportunities in the conventional battery business, with allied military customers, among other markets.
Market Focus and Expansion Strategy
Within the portable electronics market, we have simplified our market focus to three categories: IoT (wearables, AR/VR, medical, industrial, power tools, etc.), Mobile (smartphones, land mobile radios, enterprise devices, etc.), and Computing (laptops, tablets).
We believe focusing on these categories ahead of electric vehicles (“EVs”) is the right strategy for an advanced battery company because of the economic and time-to-market advantages. Entering the EV battery market requires billions of dollars of capital to build Gigafactories, offers lower prices per kWh than mobile electronics and demands long qualification cycles. We believe the best approach is to start in premium markets where we can leverage our differentiated technology and solidify our manufacturing process while driving toward profitability. At the same time, we are seeding our entry into the EV battery market by sampling batteries to EV OEMs and continuing work on our three-year grant with the U.S. Department of Energy to demonstrate batteries featuring our silicon anode paired with EV-class cathode materials. Our goal is to translate this work into partnerships (e.g., joint ventures or licensing) with EV OEMs or battery OEMs in order to commercialize our technology in this end market. We have entered into an agreement with a major automaker to validate the potential advantages of our battery in an EV.
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

Components of Results of Operations
Revenue
In 2022, we began to generate revenue from our planned principal business activities and, in October 2023, we acquired Routejade, an electrode coating and battery pack manufacturer for customers worldwide. We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We generate revenue from our Product Revenue and Service Revenue for the development of lithium-ion battery technology.
Our product revenue is primarily generated from selling lithium-ion batteries or battery packs to commercial customers and military contractors. Product Revenue is recognized once we have satisfied the performance obligations as defined in the sales agreement, which is generally satisfied upon transfer of control of goods. Control is transferred upon delivery for our products. For certain customized products with customer acceptance criteria specified in the sales agreement, the performance obligations is generally satisfied upon our customer’s acceptance. Payment terms can vary depending on the contract and it is generally required within 90 days or less from the delivery date or the acceptance date of our product. The amounts of revenue recognized reflects the consideration for the product sold.
Service Revenue contracts generally include the design and development efforts to conform our existing battery technology with customers’ required specifications. Consideration for Service Revenue contracts generally become payable when we meet specific contractual milestones, which include the design and approval of custom cells, procurement of fabrication tooling to meet the customer’s specifications, and fabrication and delivery of custom cells from our pilot production line. Within the existing Service Revenue contracts, the amount of consideration is fixed, the contracts contain a single performance obligation, and revenue is recognized at the point in time the final milestone is met (i.e., a final working prototype meeting all required specifications) and the customer obtains control of the deliverable.
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
Impairment of Equipment and Restructuring Cost
Impairment of equipment results from our disposal of machinery and equipment that were identified to have no future or alternative usage.
Restructuring cost resulted from the 2024 Restructuring Plan approved in May 2024 and the relocation of our Fab1 manufacturing operations from Fremont, California to Malaysia. The 2024 Restructuring Plan also included a workforce reduction and disposals of our long-lived assets located in Fremont. Please refer to Note 12 “Restructuring Costs” of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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

Results of Operations
Comparison of Quarter Ended June 30, 2024 to Prior Year's Quarter Ended July 2, 2023
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Quarters Ended
	June 30, 2024	July 2, 2023	Change ($)	% Change
Revenue	$3,768	$42	$3,726	N/M
Cost of revenue	4,423	14,235	(9,812)	(69)%
Gross margin	(655)	(14,193)	13,538	(95)%
Operating expenses:
Research and development	29,065	16,553	12,512	76%
Selling, general and administrative	20,884	16,688	4,196	25%
Impairment of equipment	—	4,411	(4,411)	N/M
Restructuring cost	38,146	—	38,146	N/M
Total operating expenses	88,095	37,652	50,443	134%
Loss from operations	(88,750)	(51,845)	(36,905)	71%
Other income (expense):
Change in fair value of common stock warrants	(33,660)	(14,340)	(19,320)	135%
Interest income	3,326	3,150	176	6%
Interest expense	(1,691)	(1,270)	(421)	33%
Other income (expense), net	242	(1)	243	N/M
Total other expense, net	(31,783)	(12,461)	(19,322)	155%
Income tax benefit	(4,586)	—	$(4,586)	N/M
Net loss	$(115,947)	$(64,306)	$(51,641)	80%
N/M – Not meaningful
Revenue
Revenue for the quarter ended June 30, 2024 was $3.8 million, which primarily resulted from our product shipments, including $1.2 million to a South Korea military contractor. Revenue for the quarter ended July 2, 2023 was immaterial.
As of June 30, 2024 and December 31, 2023, we had $10.8 million and $10.5 million of deferred revenue on our Condensed Consolidated Balance Sheets, respectively.
Cost of Revenue
Cost of revenue for the quarter ended June 30, 2024 was $4.4 million, compared to $14.2 million during the quarter ended July 2, 2023. The decrease in cost of revenue of $9.8 million, or 69%, was primarily attributable to the fact that our Fab1 became a “Center for Innovation” in 2024 and focused on new product development. There was no production generated from Fab1 during the second quarter of 2024 and, accordingly, no cost of revenue associated with Fab1 was recorded in the second quarter of 2024. This decrease was partially offset by $3.8 million of manufacturing costs associated with the revenue recognized in the second quarter of 2024.
As of both June 30, 2024 and December 31, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
Research and Development Expenses
Research and development (“R&D”) expenses for the quarter ended June 30, 2024 were $29.1 million, compared to $16.6 million during the quarter ended July 2, 2023. The increase of $12.5 million, or 76%, was primarily attributable to

$4.2 million of overhead costs being recorded as R&D expenses (previously recorded as cost of revenue) as a result of Fab1 transitioning to a R&D focus center in 2024. In addition, there was a $2.4 million increase in technology and facilities costs with new office locations, a $2.2 million increase in depreciation expense, a $2.2 million increase in material costs for testing, and a $1.6 million net increase in salaries, employee benefits and stock-based compensation expense due to an increase in headcount in Asia.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended June 30, 2024 were $20.9 million, compared to $16.7 million during the quarter ended July 2, 2023. The increase of $4.2 million, or 25%, was primarily attributable to a $4.1 million increase of stock-based compensation expense, a $1.0 million increase in salaries and benefits due to increased headcount in Asia, a $0.9 million increase of intangible amortization for the acquired intangible assets from the acquisition of Routejade and a $0.8 million increase of professional fees. These increases were partially offset by a $1.9 million of one-time severance, benefits and stock-based compensation expense in the second quarter of 2023 and decreases in other miscellaneous expenses.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $33.7 million for the quarter ended June 30, 2024 was attributable to an increase, during the quarter, in the fair value of the 6,000,000 common stock warrants that are held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during the quarter ended June 30, 2024.
The change in fair value of common stock warrants of $14.3 million for the quarter ended July 2, 2023 was attributable to an increase, during the quarter, in the fair value of the Private Placement Warrants, which primarily resulted from an increase in our common stock price during the quarter ended July 2, 2023.
Impairment of Equipment
There was no impairment of equipment recorded in the quarter ended June 30, 2024, while we recognized $4.4 million of impairment charge for the quarter ended July 2, 2023. See Note 5 “Property and Equipment” for more information.
Restructuring Cost
In May 2024, we initiated the 2024 Restructuring Plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. As a result, we recorded pre-tax restructuring charges of $38.1 million, which consisted of non-cash charges of $35.1 million of loss on disposals of Fab1 long-lived assets in Fremont and $1.1 million of stock-based compensation expense, and cash charges of $1.3 million of severance and termination benefits and $0.6 million of other charges. There was no restructuring cost for the same period last year.
Interest Expense
Interest expense for the quarter ended June 30, 2024 was $1.7 million, compared to $1.3 million during the quarter ended July 2, 2023. The increase of $0.4 million, or 33%, was primarily attributable to the fact that the Convertible Senior Notes were issued in April 2023, and we recognize slightly higher interest expense during the quarter ended June 30, 2024.
Income Tax Benefit
Income tax benefit for the quarter ended June 30, 2024 was $4.6 million, which was calculated based on the estimated annualized effective tax rate and was due to the income tax benefit in foreign jurisdictions. There was no income tax benefit for the same period last year.

Comparison of Fiscal Year-to-date Ended June 30, 2024 to Prior Fiscal Year-to-date Ended July 2, 2023
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	Change ($)	% Change
Revenue	$9,040	$63	$8,977	N/M
Cost of revenue	11,495	26,483	(14,988)	(57)%
Gross margin	(2,455)	(26,420)	23,965	(91)%
Operating expenses:
Research and development	77,853	40,302	37,551	93%
Selling, general and administrative	40,432	43,962	(3,530)	(8)%
Impairment of equipment	—	4,411	(4,411)	N/M
Restructuring cost	38,146	—	38,146	N/M
Total operating expenses	156,431	88,675	67,756	76%
Loss from operations	(158,886)	(115,095)	(43,791)	38%
Other income (expense):
Change in fair value of common stock warrants	(12,540)	(27,180)	14,640	(54)%
Interest income	6,886	5,616	1,270	23%
Interest expense	(3,350)	(1,270)	(2,080)	164%
Other income (loss), net	708	20	688	N/M
Total other expense, net	(8,296)	(22,814)	14,518	(64)%
Income tax benefit	(4,738)	—	(4,738)	N/M
Net loss	$(162,444)	$(137,909)	(24,535)	18%
N/M – Not meaningful
Revenue
Revenue for the fiscal year-to-date ended June 30, 2024 was $9.0 million, which primarily resulted from our product shipments, including $3.1 million to a South Korea military contractor. Revenue for the fiscal year-to-date ended July 2, 2023 was immaterial.
As of June 30, 2024 and December 31, 2023, we had $10.8 million and $10.5 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal year-to-date ended June 30, 2024 was $11.5 million, compared to $26.5 million during the prior fiscal year-to-date ended July 2, 2023. The decrease in cost of revenue of $15.0 million, or 57%, was primarily attributable to the fact that our Fab1 became a “Center for Innovation” in 2024 and focused on new product development. There was no production generated from Fab1 during the fiscal year-to-date ended June 30, 2024 and, accordingly, no cost of revenue associated with Fab1 was recorded during the fiscal year-to-date ended June 30, 2024. This decrease was partially offset by a one-time inventory step-up amortization of $1.9 million in the current year related to the acquisition of Routejade and $9.6 million of manufacturing costs associated with the revenue recognized for the fiscal year-to-date ended June 30, 2024.
As of both June 30, 2024 and December 31, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
Research and Development Expenses
Research and development expenses for the fiscal year-to-date ended June 30, 2024 were $77.9 million, compared to $40.3 million during the prior fiscal year-to-date ended July 2, 2023. The increase of $37.6 million, or 93%, was primarily attributable to $24.0 million increase in depreciation expense, which included a $18.3 million of accelerated deprecation in connection with the strategic realignment in October 2023, and $6.7 million of overhead costs being recorded as R&D expenses (previously recorded as cost of revenue) as a result of Fab1 transitioning to a R&D focus center in 2024. In addition, there were a $5.0 million increase in material costs, a $4.9 million increase in stock-based compensation, a $4.7 million increase in technology and facilities costs with new office locations, a $3.1 million increase in salaries and employee benefits due to an increase in headcount in Asia and a $0.8 million of intangible amortization for the acquired technology from the acquisition of Routejade. These increases were partially offset by a one-time severance, benefits and stock-based compensation expense of $9.1 million in connection with the departures of certain executives and senior management in the first quarter of 2023, a $0.8 million decrease in professional fees and decreases in other miscellaneous expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year-to-date period ended June 30, 2024 were $40.4 million, compared to $44.0 million during the prior fiscal year-to-date ended July 2, 2023. The decrease of $3.5 million, or 8%, was primarily attributable to a one-time severance, benefits and stock-based compensation expense of $15.7 million in connection with the departures of our former officers and certain executives during the corresponding period in 2023. This decrease was partially offset by a $6.7 million increase of stock-based compensation expense, a $1.9 million increase in salaries and benefits due to increased headcount in Asia, a $1.5 million increase of intangible amortization for the acquired intangible assets from the acquisition of Routejade, a $1.3 million increase of professional fees and a $0.7 million increase in depreciation expense.
Impairment of Equipment
There was no impairment of equipment recorded for the fiscal year-to-date ended June 30, 2024, while we recorded $4.4 million of impairment charges in the same period last year. See Note 5 “Property and Equipment” for more information.
Restructuring Cost
In May 2024, we initiated the 2024 Restructuring Plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. As a result, we recorded pre-tax restructuring charges of $38.1 million, which consisted of non-cash charges of $35.1 million of loss on disposals of Fab1 long-lived assets located in Fremont and $1.1 million of stock-based compensation expense, and cash charges of $1.3 million of severance and termination benefits and $0.6 million of other charges. There was no restructuring cost for the same period last year.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $12.5 million for the fiscal year-to-date ended June 30, 2024 was attributable to an increase in the fair value of the 6,000,000 Private Placement Warrants. The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during the year.
The change in fair value of common stock warrants of $27.2 million for the fiscal year-to-date ended July 2, 2023 was attributable to an increase in the fair value of the Private Placement Warrants. The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during 2023.
Interest Income
Interest income for the fiscal year-to-date ended June 30, 2024 was $6.9 million, compared to $5.6 million during the fiscal year-to-date ended July 2, 2023. The increase of $1.3 million was primarily due to the fact that we received higher dividend income and interest income from our money market accounts and our investments for the fiscal year-to-date ended June 30, 2024 as compared to the corresponding period in 2023.
Interest Expense
Interest expense for the fiscal year-to-date ended June 30, 2024 was $3.4 million, compared to $1.3 million for the fiscal year-to-date ended July 2, 2023. The increase of $2.1 million, or 164%, was primarily attributable to the fact that the Convertible Senior Notes were issued in April 2023. Accordingly, we recognized six months of interest expense in the current year as compared to approximately 2.5 months of interest expense recognized for the fiscal year-to-date ended July 2, 2023.
Income Tax Benefit
Income tax benefit for the fiscal year-to-date ended June 30, 2024 was $4.7 million, which was calculated based on the estimated annualized effective tax rate and was due to the income tax benefit in foreign jurisdictions. There was no income tax benefit for the same period last year.
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through June 30, 2024 and expect to incur operating losses for the foreseeable future. As of June 30, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $251.8 million, working capital of $202.0 million and an accumulated deficit of $761.1 million. For the fiscal year-to-date ended June 30, 2024, we received net proceeds of $40.0 million from the issuance of our common stock under our ATM facility.
Material Cash Requirements
As of June 30, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $251.8 million. We use cash to fund operations, meet working capital requirements and fund our capital expenditures. For the remainder of fiscal year 2024, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our operations.
For the fiscal year-to-date ended June 30, 2024, we used $40.3 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.
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
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years-to-Date Ended
	June 30, 2024	July 2, 2023	Change ($)
Net cash used in operating activities	$(61,993)	$(49,163)	$(12,830)
Net cash provided by (used in) investing activities	19,512	(81,460)	100,972
Net cash provided by financing activities	45,081	150,924	(105,843)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(748)	—	(748)
Change in cash, cash equivalents, and restricted cash	$1,852	$20,301	$(18,449)
Fiscal Year-to-date Ended June 30, 2024 Compared to Prior Year-to-date Ended July 2, 2023
Operating Activities
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
Net cash used in operating activities was $62.0 million for the fiscal year-to-date ended June 30, 2024. Net cash used in operating activities consists of net loss of $162.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $12.5 million, stock-based compensation expense of $31.8 million, depreciation and amortization expense, net of accretion of $30.9 million and impairment and disposals of Fab1 long-lived assets of $35.1 million.
Net cash used in operating activities was $49.2 million for the fiscal year-to-date ended July 2, 2023. Net cash used in operating activities consists of net loss of $137.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $27.2 million, stock-based compensation expense of $44.2 million, depreciation and amortization expense of $7.1 million and impairment of equipment of $4.4 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment, as well as purchases of short-term investments. We expect the costs to acquire property and equipment to increase as we continue to build-out our facility in Malaysia (“Fab2”) and develop our battery manufacturing production lines in Malaysia. Net cash provided by investment activities was $19.5 million for the fiscal year-to-date ended June 30, 2024, which primarily consisted of maturities of $91.6 million of short-term investments, partially offset by $40.3 million of equipment purchases and $31.8 million of short-term investments. Net cash used by investing activities for the fiscal year-to-date ended July 2, 2023 was $81.5 million, which primarily consisted of $15.7 million of equipment purchases and $65.7 million of short-term investments.
Financing Activities
Net cash provided by financing activities was $45.1 million for the fiscal year-to-date ended June 30, 2024, which primarily consisted of $4.6 million of gross proceeds from the loans, $42.8 million of proceeds from issuance of our common stock through an ATM offering and proceeds from the exercise of stock options to purchase our common stock, and $1.1 million of proceeds from our employee stock purchase plan (“ESPP”) to purchase our Common Stock, partially offset by $3.3 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Net cash used in financing activities was $150.9 million for the fiscal year-to-date ended July 2, 2023, which was primarily consisted of $172.5 million of gross proceeds from the Convertible Senior Notes, $1.0 million of proceeds from the exercise of stock options to purchase our common stock, and $1.2 million of proceeds from our ESPP to purchase our Common Stock, partially offset by $17.3 million of capped call transaction costs, $5.2 million of debt issuance costs, and $1.2 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Contractual Obligations and Commitments
As of June 30, 2024, we had $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. Please see Note 8 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
In connection with our manufacturing agreement with YBS International Berhad (“YBS”), we have a cash deposit agreement with OCBC Bank (Malaysia) Berhad (“OCBC”) to collateralize $70.0 million of foreign currency term loan (the “Term Loan”) in financing for manufacturing operation. The Term Loan is expected to be repaid within five years. As of June 30, 2024, there is no outstanding balance of the Term Loan and no deposit was made to OCBC for the collateralization. As of June 30, 2024, we had $70.0 million on deposit in an interest-bearing account with OCBC for interest earning purposes. For more information on the variable interest entity, please see Note 13 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We lease our headquarters in Fremont, California and Malaysia, and offices in Asia Pacific region. For the lease payment schedule, please see Note 7 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of June 30, 2024, our commitments included approximately $34.1 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 9 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.

As of June 30, 2024, there is no outstanding balance of the Term Loan and no deposit was applied as a collateral for the Term Loan. See Note 8 “Borrowings” and Note 13 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024, we had cash, cash equivalents, restricted cash, and short-term investments totaling $251.8 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of June 30, 2024, we had $172.5 million of Convertible Senior Notes with an annual interest rate of 3.0%, which accounted for approximately 94% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the fiscal year-to-date ended June 30, 2024, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of June 30, 2024, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
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
As of June 30, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of June 30, 2024, that our disclosure controls and procedures were effective at a reasonable assurance level.
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
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K, except for those risks marked with an asterisk (*).
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
•If we cannot successfully build and develop our manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, improve productivity and bring additional facilities online, we may be unable to achieve our profitability targets and our business will be negatively impacted and could fail.
•We rely on a manufacturing agreement with a Malaysia-based company for many of the facilities, procurement, personnel and financing needs of our operations. Changes to our relationship with such third-party contract manufacturer, expected or unexpected, may result in delays or disruptions that could harm our business.
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
•We have a concentration of customer accounts in the military sector and dependence on these customer accounts may create a risk to our financial stability.
•Our future growth and success depend on our ability to qualify new customers and the customer qualification cycles can take years to complete.
•We have a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•If we are unable to develop our business and effectively commercialize our products as anticipated, we may not be able to generate revenue or achieve profitability.
•We have acquired and may continue to acquire other businesses, which could require significant management attention, disrupt our business, and dilute stockholder value.
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
•If we are unable to attract and retain key employees and qualified personnel on a global basis, our ability to compete could be harmed.
•We may not have adequate funds to finance our operating needs and our growth, and may need to raise additional capital, which we may not be able to do.

•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
•The trading price of our common stock may be volatile, and the value of our common stock may decline.
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

The work required to develop these manufacturing processes and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with developers and equipment providers to ensure that the equipment works properly for our unique battery technology. The integration of new equipment into our production process involves a significant degree of uncertainty and risk, and we have not in the past and may not in the future be able to achieve our goals for throughput and yield. Further, the integration work may result in the delay in the scaling up of production or result in additional costs to our battery cells, particularly if we encounter issues with performance or if we are unable to customize products for certain of our customers. We expect that certain customers may require several months or more to complete technology qualification before accepting a product that is manufactured at high volume on the Gen2 lines, if at all. In addition, even if we are able to achieve volume production for the existing uses of our batteries, we may face challenges relating to the scaling up of production for new uses of our batteries, including in the EV market.
Our large-scale Gen2 manufacturing lines require large-scale machinery. Such machinery has in the past suffered, and is likely to in the future suffer, unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed.
In addition, unexpected malfunctions of our production equipment have in the past significantly affected, and may in the future significantly affect, the intended operational efficiency. Qualified labor is needed to remedy any such equipment malfunction, which may not be readily available. Because this equipment has not previously been used to build lithium-ion battery cells, the operational performance and costs associated with the maintenance and repair of this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, (i) failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, (ii) environmental hazards and remediation, (iii) difficulty or delays in obtaining governmental permits, (iv) damages or defects in systems, (v) cybersecurity intrusion and related disruptions; and (vi) industrial accidents, fires, seismic activity and other natural disasters. Further, we have in the past experienced power outages at our facilities, and if these outages are more frequent or longer in duration than expected, it could impact our ability to manufacture batteries in a timely manner. If our production equipment does not achieve the projected levels of its output or our production equipment becomes obsolete, it may be necessary to record an impairment charge to reduce the carrying value of our machinery and equipment, which would adversely affect our results of operations and financial condition.
Even if we are able to successfully complete development of and modify, as necessary, this new and complex manufacturing process, we may not be able to produce our lithium-ion batteries in commercial volumes in a cost-effective manner.
If we cannot successfully build and develop our manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, improve productivity and bring additional facilities online, we may be unable to achieve our profitability targets and our business will be negatively impacted and could fail.*
In May 2024, we initiated a restructuring plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia and accelerate manufacturing operations at Fab2 in Malaysia. In the second quarter of 2024, we recently completed site acceptance testing (“SAT”) and began production of batteries on our Agility Line in Malaysia. Additionally, we completed factory acceptance testing (“FAT”) for our high-volume Gen2 Autoline for all key modules at our Fab2 facility in Malaysia,
Our profitability targets rely on our ability to aggressively reduce the capital costs of our production lines and implement productivity improvements. If such efficiency gains are unsuccessful, we may be unable to achieve our target margin and profitability goals. We expect that our current manufacturing lines will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand. Therefore, we anticipate bringing additional facilities online at Fab2. If we are unable to successfully build and manage such additional manufacturing lines, our business will be negatively impacted and could fail.
Even if we overcome the manufacturing challenges and achieve volume production of our lithium-ion battery, if the cost, performance characteristics or other specifications of the battery fall short of our or our customers’ expectations and targets, our sales, product pricing and margins would likely be adversely affected. Our long-term target economics at scale assume we are able to obtain certain pricing levels for our batteries. If these assumptions are incorrect and/or customer demand is lower than expected, we may fail to achieve our target revenue and profitability goals.
We rely on a manufacturing agreement with a Malaysia-based company for many of the facilities, procurement, personnel and financing needs of our operations. Changes to our relationship with such third-party contract manufacturer, expected or unexpected, may result in delays or disruptions that could harm our business.
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
We entered into a cash deposit agreement with OCBC to collateralize the loan (the “Deposit Agreement”). As of June 30, 2024, there is no outstanding balance on the loan and no deposit was made to OCBC for the collateralization. As of June 30, 2024, we had $70.0 million on deposit in an interest-bearing account with OCBC. This cash collateral will be classified as restricted cash and will not be available to support ongoing working capital and investment needs once YBS makes draw-downs under its loan with OCBC. Upon the occurrence of an event of default, which includes our failure to satisfy our deposit obligations under the Deposit Agreement or the breach of certain of the covenants under the Deposit Agreement, OCBC is entitled to accelerate amounts due under the Deposit Agreement and dispose the collateral as permitted under applicable law. Any declaration by OCBC of an event of default could adversely affect our business, prospects, operating results and financial condition and could cause the price of our common stock to decline.
Pricing under the Agreement is set on a cost-plus basis and is subject to a minimum commitment on behalf of Enovix. At any time during the first seven years of the Agreement’s term, we reserve the right to purchase the first manufacturing line at Gen2 by repaying the equipment cost, net of depreciation, as defined in the Agreement and we shall also bear the early repayment penalty fee imposed by OCBC (if any).
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
Our operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks.*
We have manufacturing operations in Malaysia with YBS and we acquired Routejade, a battery manufacturer in Korea, in October 2023. In addition, we established a research and development center in Hyderabad, India in 2023, which supports the product and manufacturing teams in our other locations. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources. For example, in June 2024 we signed a memorandum of understanding with Elentec, a leading consumer electronic battery pack manufacturing company based in South Korea that has operations throughout Asia, including China, India, Malaysia and Vietnam.
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
We rely on third-party suppliers for components necessary to develop and manufacture our lithium-ion batteries, including key supplies, such as our anode, cathode, electrolyte, and separator materials. If we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, or delays in providing or developing the necessary materials, or cease providing or developing the necessary materials, we could experience delays in delivering on our timelines.
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

Currency fluctuations, trade barriers, trade sanctions, export restrictions, tariffs, embargoes or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, our factories are located in Malaysia and Korea and our products require materials and equipment manufactured outside these countries, including China. If tariffs are placed on these materials and equipment, it could materially impact our ability to obtain materials on commercially reasonable terms.
Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.
We may be unable to adequately control the costs associated with our operations and the components necessary to build our lithium-ion battery cells.*
We will require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our lithium-ion batteries and services, but also to control our costs. A large fraction of the cost of our battery, like most commercial batteries, is driven by the cost of component materials, such as anode and cathode powder, separator, pouch material, and current collectors. It also includes machined parts that are part of the package. We have assumed based on extensive discussions with vendors, customers, industry analysts and independent research, target costs at startup of production and an assumed cost reduction over time. These estimates may prove inaccurate, which would adversely affect the expected profitability margins for our batteries.
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
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. For example, in October 2023 we initiated a strategic realignment of Fab1 in Fremont to refocus the facility from a manufacturing hub to a facility focused on new product development, which resulted in a plan of workforce reduction. We subsequently accelerated our manufacturing operations in Malaysia and discontinued manufacturing operations at our Fab1 facility beginning in May 2024, resulting in a second plan of workforce reduction. We incurred significant restructuring charges associated with equipment disposals in connection with the relocation of manufacturing operations from Fab1 in California, to Fab2 in Malaysia, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives. There can be no assurance that any restructuring plans and initiatives, including the 2024 Restructuring Plan, will be successful in managing our operating expenses. Any restructuring plans, including the 2024 Restructuring Plan, may adversely affect our operations and ability to recruit and retain skilled and motivated personnel, result in a loss of continuity and accumulated knowledge, or inefficiency during the transition period, and will likely require a significant amount of employees’ time and focus, all of which may divert attention away from operating and growing our business. For more information, see Note 12 “Restructuring Costs” in Part I of this Quarterly Report on Form 10-Q and Note 15 “Restructuring Costs” of the notes to our consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.
If we fail to achieve some or all of the expected benefits of any restructuring plans, including the 2024 Restructuring Plan, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected.

Risks Related to Our Customers

Lengthy sales cycles, unpredictable safety risks and certain provisions of military and other customer contracts may negatively impact our ability to maintain and grow our customer base, which could adversely affect our business and future prospects.
Our customers’ products are typically on yearly or longer refresh cycles. Due to the lengthy sales cycles, if we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large. While we intend to meet all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temperature storage capacity and swelling, among others. Batteries are known in the market to have historically faced risks associated with safety, and therefore customers can be reluctant to take risks on new battery technologies. Since new battery technologies have not been widely adopted by customers in the battery market, it may be difficult for us to overcome customer risk objections. If unanticipated product safety problems arise, it may raise warranty costs and adversely affect revenue and profit.
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
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. As a result of our Routejade acquisition in October 2023, our current revenue stream is derived largely from a limited number of key customers, including military contractors. A single customer, who is a military subcontractor in South Korea, accounted for approximately 75% of our total revenue for the fiscal year 2023. Any adverse changes in the purchasing behavior, financial stability, or strategic direction of these key customers could significantly impact our revenue. The terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures. Moreover, the expiration, termination, or renegotiation of contracts, whether from the integration of these customers as a result of the acquisition or otherwise, could lead to uncertainty and volatility in our revenue stream. Lack of diversification increases our susceptibility to adverse events affecting our key customers. The loss of a significant customer or a substantial reduction in business volume from key accounts could have a material adverse effect on our financial performance, cash flows, and ability to fund its operations, capital expenditures, and strategic initiatives. While we may seek to mitigate the risks associated with customer concentration through diversification efforts, expanded market reach, and enhanced customer relationship management, there can be no assurance that such measures will be successful in offsetting the potential adverse impacts of customer concentration.
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
Our growth will depend in large part on our ability to qualify new customers. We have invested heavily in qualifying our customers and plan to continue to do so. We are in the early stages of growth in our existing markets, and we expect to substantially raise brand awareness by connecting directly with our customers. We anticipate that these activities will lead to additional deliveries, and, as a result, increase our base of our qualified customers. An inability to attract new customers would substantially impact our ability to grow revenue or improve our financial results.
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
It is difficult to predict our future revenue and therefore appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delayed shipments and revenue. Factors outside our control may also affect the demand for our batteries. For example, many of the expected end products for our batteries are manufactured in China. If the political situation between China and the U.S. were to deteriorate, it could prevent our customers from purchasing our batteries.
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
We incurred net loss attributable to Enovix of approximately $162.2 million and $137.9 million, respectively, for the fiscal year-to-date ended June 30, 2024 and July 2, 2023 and an accumulated deficit of approximately $761.1 million as of June 30, 2024. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
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
The growth and development of our operations will depend on the successful commercialization and market acceptance of our products and our ability to manufacture products at scale while timely meeting customers’ demands. We are in the early stages of commercialization and certain aspects of our technology have not been fully field tested. For example, there is no certainty that, once shipped, our products will operate as expected, and we may not be able to generate sufficient customer confidence in our latest designs and ongoing product improvements. There are inherent uncertainties in our ability to predict future demand for our products and, as a consequence, we may have inadequate production capacity to meet demand, or alternatively, have excess available capacity. Our inability to predict the extent of customer adoption of our proprietary technologies makes it difficult to evaluate our future prospects.
We have made limited numbers of commercial shipments of lithium batteries to certain customers since the second quarter of 2022. Our customer base has been expanded through our Routejade Acquisition. If we experience significant delays or order cancellations from these customers, or if we fail to develop our products in accordance with contract specifications, then our operating results and financial condition will be adversely affected. In addition, there is no assurance that if we alter or change our products in the future, that the demand for these new products will develop, which could adversely affect our business and any possible revenue. If our products are not deemed desirable and suitable for purchase and we are unable to establish a customer base, we may not be able to generate revenue or attain profitability. In addition, if we are unable to deliver our engineering services on a timely basis, we may be unable to attract and engage new or existing customers for engineering service contracts and we may not be able to generate revenue or attain profitability.
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
We have recently begun to accelerate our manufacturing operations at Fab2 in Malaysia. In the second quarter of 2024, we recently completed SAT and began production of batteries on our Agility Line in Malaysia. Additionally, we completed FAT for our high-volume Gen2 Autoline for all key modules at our Fab2 facility in Malaysia. We may encounter yield, material cost, performance and manufacturing process challenges to be solved when we shift into the production stage, prior to volume commercial production. We are likely to encounter further engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are not able to overcome these challenges in producing our batteries, our business could fail.
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
We have acquired and may continue to acquire other businesses, which could require significant management attention, disrupt our business, and dilute stockholder value.
In October 2023, we acquired Routejade, a manufacturer of lithium-ion batteries. Although we have limited experience with acquisitions, we may in the future undertake acquisitions of other companies, products or technologies for the ongoing development and expansion of our operations. We may be unable to identify suitable acquisition candidates and/or complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by existing and potential customers, vendors, suppliers, business partners or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected.
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

In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects. Further, if other battery manufacturers experience fire hazards that result in personal injury or death, it may lead to unfavorable conditions for the battery manufacturing industry as a whole.
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
One or more foreign governments, including the Chinese government, have concluded that battery technology and battery manufacturing is a national strategic priority and therefore have instituted official economic policies meant to support these activities. These policies may provide our competitors with artificially lower costs. If these lower costs materialize and enable competitive products to be sold into our markets at prices that, if applied to us, would cause us to become unprofitable, our ability to continue operating could be threatened.
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
If we are unable to attract and retain key employees and qualified personnel on a global basis, our ability to compete could be harmed.*
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, our Chief Executive Officer and Chief Financial Officer began serving in such roles in January and July of 2023, respectively. Further, our 2024 Restructuring Plan resulted in a reduction in force that affected a significant percentage of our employee base at our headquarters in Fremont, California. Such changes in our executive management team or workforce may be disruptive to our business, result in a loss of knowledge and negatively impact employee morale. Some of our executive officers and members of our management team have been with us for a short period of time and we continue to develop key functions within various aspects of our business. If we continue to experience high turnover of, fail to implement succession plans for, or encounter difficulties associated with the transition or departure of our executive officers and key employees, or if we are not successful in recruiting new personnel or in retaining and motivating existing personnel, our operations may be disrupted, which could harm our business. We are also dependent on the continued service of our other senior technical and management personnel because of the complexity of our products. Our senior management and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we will be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
Further, as we locate, build out and bring online our new manufacturing facilities, we will need to hire personnel to staff and maintain such facilities with the requisite technical qualifications, which we may not be able to do in the location at which a facility is located, including Malaysia, India and South Korea. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. As we build our brand and become more well known and grow globally, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
If we are unable to maintain effective internal control over financial reporting in the future, or implement or integrate effective internal control over financial reporting with respect to any acquired entities or subsidiaries, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially adversely affected.
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal year-to-date ended June 30, 2024. In addition, we are in the process of integrating Routejade, the battery manufacturing entity we acquired in October 2023, into our existing internal controls and procedures processes. If such integration process takes longer than anticipated, or we encounter unexpected challenges, our ability to effectively report on our internal controls may be negatively impacted, If we are unable to successfully integrate Routejade, or any future acquisition, into our existing internal control over financial reporting processes in a timely manner, our ability to accurately report our financial results could be negatively impacted
Furthermore, if, in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities and litigation from investors and stockholders, which could harm our reputation and our financial condition, and/or divert financial and management resources from our core business.
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
Furthermore, if any issues in complying with those requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations we are subject to as a public company have increased and will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting practices, which could further increase our compliance costs.
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

We have expended significant resources as a public company to comply with Section 404(a)of the Sarbanes-Oxley Act of 2002, which compliance costs may increase as our operations expand. Any failure to maintain effective controls and procedures could negatively impact our business.*
We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those that were required of us as a privately held company. Management may not be able to maintain effective controls and procedures that adequately respond to these increased regulatory compliance and reporting requirements. Further, any entity we acquire, such as our Routejade acquisition in 2023, will need to be incorporated into our existing system of internal controls and procedures, which will further increase our compliance costs, may require additional staff, and will likely divert the attention of management in the transition and integration period. If we are not able to maintain the requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. As we continue to expand our operations, including into international locations, we use a combination of our in-house Internal Audit team and third party service providers to assess and improve effectiveness of our internal controls over financial reporting, and we will likely expend more resources to hire additional accounting and finance staff with appropriate public company experience, technical accounting knowledge, and local knowledge, to update and refine the process documentation and internal controls for Section 404 compliance at each of our operational locations.
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
On January 6, 2023, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us and certain of our then-current and former officers and directors. The complaint alleges that the Company and individual defendants (collectively, the “defendants”) violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or omissions in public statements related to our manufacturing scale-ups and testing of new equipment. A substantially identical complaint was filed on January 25, 2023 by another purported Company stockholder. Following consolidation of the cases, a consolidated complaint alleging substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment, was filed in July 2023. The court granted the motion to dismiss the consolidated complaint on January 30, 2024. The plaintiffs filed a second amended complaint on March 19, 2024, which seeks unspecified damages, interest, fees and costs on behalf of all persons and entities who purchased and/or acquired shares of Enovix or its predecessor entity’s common stock between June 24, 2021 and October 3, 2023. On July 23, 2024, the court issued an order granting in part and denying in part defendants' motion to dismiss.
We and the individual defendants intend to vigorously defend against the remaining claims in this action. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and the associated indemnification obligation, is costly and can impose a significant burden on management and employees. We have in the past, and may in the future, receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.

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
As discussed in the condensed consolidated financial statements, in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We incurred net loss attributable to Enovix of $162.2 million and $137.9 million, respectively, for the fiscal years-to-date ended June 30, 2024 and July 2, 2023. As of June 30, 2024, we had an accumulated deficit of $761.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
In August 2020, the Financial Accounting Standards Board published Accounting Standards Update 2020-06 (“ASU 2020-06”), which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 eliminated the cash conversion and beneficial conversion feature modes used to separately account for embedded conversion features as a component of equity. Instead, an entity would account for convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the “if-converted” method for all convertible instruments in the diluted earnings per share calculation and to include the effect of potential share settlement for instruments that may be settled in cash or shares. ASU 2020-06 became effective for us beginning on January 1, 2022.
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
We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the U.S. and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or be able to design around our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. Moreover, our intellectual property is stored on computer systems that could be penetrated by intruders and potentially misappropriated. There is no guarantee that our efforts to protect our computer systems will be effective. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.
Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do U.S. laws. Therefore, our intellectual property rights may not be as strong or as easily enforced outside the U.S., and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside the U.S. Further, we have not established our intellectual property rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which we have not prosecuted our intellectual property. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, and competitors’ ability to design around our intellectual property would enable competitors to offer similar or better batteries, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.
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
Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those in the U.S., and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.
Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the U.S. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others, and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.
Risks Related to Our Regulatory Compliance
We may encounter regulatory approval difficulties which could delay our ability to launch our lithium-ion battery cells, and compliance with regulatory laws may limit their usefulness.
Any delay in the development and manufacturing scale-up of our lithium-ion battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships. For example, although we plan to successfully pass all required regulatory abuse testing, because our design is new and has very high energy density, there may be unanticipated failure modes that occur in the field which could delay or prevent us from launching our batteries. Further, there are current limits on the amount of energy that can be transported using different delivery methods, particularly air travel. These limits on battery transportation have historically been based on the energy of batteries currently on the market. If battery transportation regulations remain static or the energy capacity of new batteries is deemed unsafe at certain levels, our transportation options may be limited, which could increase the costs and duration of shipping of our finished product and reduce customer use of our batteries in certain locations. This could increase our inventory costs and limit sales of our batteries in some markets.
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
In addition, lithium batteries have been identified as a Class 9 dangerous good during transport. To be safely transported (by air, sea, rail or roadways), they must meet various international, national, state and local authorities, including, for example, the provisions laid out in United Nations standard UN 38.3. This standard applies to batteries transported either on their own or installed in a device. UN 38.3 has been adopted by regulators and competent authorities around the world, thus making it a requirement for global market access. Any failure to fully comply with such international or other transportation safety standards could subject us to increased costs or future liabilities.
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
Historically, our stock price has been volatile and the trading price of our securities could continue to be volatile. The trading price of our common stock is subject to wide fluctuations in response to various factors, many of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•market perception and speculation regarding announcements of new product or customer agreements;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 176,284,698 shares of common stock outstanding as of July 30, 2024. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
Private Placement Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

In connection with the initial public offering of our predecessor entity, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), RSVAC issued and sold 6,000,000 private placement warrants (the “Private Placement Warrants”) to Rodgers Capital, LLC, which entity subsequently distributed the Private Placement Warrants to its Series B Unit holders. Each Private Placement Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market.
Sales of substantial numbers of these shares in the public market, or the perception of such sales, could adversely affect the market price of our common stock. The Private Placement Warrants expire on July 14, 2026, or earlier upon redemption or liquidation, as more fully described in the Warrant Agreement, dated July 31, 2021, filed as an exhibit to our Annual Report on Form 10-K.
An active trading market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our securities are not listed on, or for any reason become delisted from, the Nasdaq Global Select Market and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities will be adversely affected. You may be unable to sell your securities if an active trading market for our securities cannot be sustained and/or the securities are no longer listed on the Nasdaq Global Select Market or other national securities exchange.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and U.S. federal district courts will be the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
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
•any action or proceeding as to which the General Corporation Law of the State of Delaware confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any action asserting a claim against us or any of our current or former directors, officers or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, our amended and restated certificate of incorporation provides that U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive form provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us or our directors, officers or other employees in a venue other than in U.S. federal district courts. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.
General Risk Factors
We have been, and may in the future be, involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.
We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. For example, on January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846. The Prak complaint alleges, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. In September 2022, we began the mediation process and the court approved a settlement in this matter in June 2024.

It is difficult to predict the outcome, duration or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such contractual disputes and claims may also divert management’s attention away from our business operations and negatively affect our reputation.
Global conflicts could adversely impact our business, costs, supply chain, sales, financial condition or results of operations.
Recent global conflicts, such as the Russia’s invasion of Ukraine, the Israel-Hamas war, and the war in Yemen, have led the U.S. and certain other countries to impose significant sanctions and trade actions or have slowed down shipping options, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions, and affect shipment of products. It is not possible to predict the broader consequences of the conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions taken in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflicts have in the past, and will likely continue to, materially adversely affected global trade, currency exchange rates, regional economies and the global economy. While it is difficult to anticipate the impact of any of the foregoing on the Company, such conflicts, and any similar future conflicts, including as a result of rising tensions between China and Taiwan, and actions taken in response to the conflict, could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate any acquired companies into our information technology environment and security program.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. For example, the Crowdstrike-Microsoft outage in July 2024 caused temporary disruptions to our systems and servers at our U.S., Malaysia and India locations. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, or we may be entitled to reimbursement under our insurance policies, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws such as Section 5 of the Federal Trade Commission Act, and other similar laws such as wiretapping laws. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. We may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security, for example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”). Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We also target process data in Asia and may be or become subject to new and emerging data privacy regimes in Asia, including India’s new privacy legislation, the Digital Personal Data Protection Act.
Our employees and personnel use generative AI and machine learning (“ML”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals, or classes of individuals, and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, , the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Global economic conditions have impacted, and will likely continue to impact, businesses around the world, including ours. Inflation and other macroeconomic pressures in the U.S. and global economy such as rising interest rates and recession fears are creating a complex and challenging environment for us and our customers.
The U.S. and certain foreign governments have taken actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our lithium-ion battery cells and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
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
In addition, effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and subsequently amortize research and development expenses over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. Unless the U.S. Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the U.S.
In 2021, the Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act: (In thousands, except per share data)

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 28, 2024	—	$—	—	—
April 29 - May 26, 2024	322	0.06	—	—
May 27 - June 30, 2024	343	0.06	—	—
Total	665	$0.06	—	—

(1)    We repurchased 665 shares from former employees for the early exercised stock options, which were unvested on the termination date, at the exercise price.
(2)     We did not have a repurchase program in place.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Insider Trading Arrangements
During the quarter ended June 30, 2024, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K, as follows:
On June 12, 2024, Dr. Raj Talluri, Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 639,624 shares of our common stock, of which 305,977 are prior vested restricted stock units (“RSUs”) and the remaining 333,647 shares of common stock are issuable pursuant to unvested RSUs that are scheduled to vest at various intervals between June 18, 2024 and December 18, 2024. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 15, 2025, or earlier if all transactions under the trading arrangement are completed.
On June 17, 2024, Arthi Chakravarthy, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 35,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2026, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the last fiscal quarter.

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

Dated: August 2, 2024	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Farhan Ahmad
Farhan Ahmad
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)