Form 10-Q
period 2024-09-29
Enovix Corp
filed 2024-10-30
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
OR
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
(510) 695-2350
(Registrant’s Telephone Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, 177,977,204 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 29, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the quarters and fiscal years-to-date ended September 29, 2024 and October 1, 2023	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters and fiscal years-to-date ended September 29, 2024 and October 1, 2023	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the quarters and fiscal years-to-date ended September 29, 2024 and October 1, 2023	4
	Condensed Consolidated Statements of Cash Flows for the fiscal years-to-date ended September 29, 2024 and October 1, 2023	7
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	38
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	71
Item 3	Defaults Upon Senior Securities	71
Item 4	Mine Safety Disclosures	72
Item 5	Other Information	72
Item 6.	Exhibits	73
	Signatures	75

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance and can be identified by words such as anticipate, believe, continue, could, estimate, expect, intend, may, might, plan, possible, potential, predict, project, should, would and similar expressions that convey uncertainty about future events or outcomes. In addition, any statements that refer to projections, forecasts, management’s expectations, hopes, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements about our:
•ability to build and scale manufacturing lines for our lithium-ion batteries, including completion of site acceptance testing of our High-Volume Line, as well as production and commercialization timelines;
•ability to meet milestones and execute on our product development strategy, including our ability to ship batteries from our Agility Line to customers, our expectations regarding EX-1M production and market readiness, and the effectiveness of our product design team;
•expectations and estimations of the total addressable market for our batteries, including the demand for more energy dense batteries and the suitability of our products to address this demand, and the impact of artificial intelligence features on the demand for energy dense batteries and the suitability of our products to address this demand;
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
•operational capabilities of our manufacturing lines, including the anticipated growth and benefits of our growing R&D teams to support product innovation;
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
•expectations regarding our development and other collaboration agreements with potential customers, including in the smartphone and virtual reality categories; and
•ability to validate the advantages of our cell architecture in the portable electronics and electric vehicle battery customer segments through our recent development agreements, as well as our expectations relating to the recognition of revenue from these markets, and our ability to expand our relationships with partners in the electric vehicle battery space.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$200,912	$233,121
Short-term investments	—	73,694
Accounts receivable, net	1,911	909
Notes receivable, net	—	1,514
Inventory	9,564	8,737
Prepaid expenses and other current assets	11,598	5,202
Total current assets	223,985	323,177
Property and equipment, net	157,680	166,471
Customer relationship intangibles and other intangibles, net	37,583	42,168
Operating lease, right-of-use assets	13,810	15,290
Goodwill	12,217	12,098
Other assets, non-current	2,746	5,100
Total assets	$448,021	$564,304
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,046	$21,251
Accrued expenses	13,855	13,976
Accrued compensation	8,038	10,731
Short-term debt	11,555	5,917
Deferred revenue	6,206	6,708
Other liabilities	4,760	2,435
Total current liabilities	59,460	61,018
Long-term debt, net	168,744	169,099
Warrant liability	23,265	42,900
Operating lease liabilities, non-current	14,346	15,594
Deferred revenue, non-current	3,774	3,774
Deferred tax liability	8,178	10,803
Other liabilities, non-current	12	13
Total liabilities	277,779	303,201
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 177,591,877 and 167,392,315 as of September 29, 2024 and December 31, 2023, respectively	18	17
Additional paid-in-capital	951,237	857,037
Accumulated other comprehensive loss	(42)	(62)
Accumulated deficit	(783,621)	(598,845)
Total Enovix's stockholders’ equity	167,592	258,147
Non-controlling interest	2,650	2,956
Total equity	170,242	261,103
Total liabilities and equity	$448,021	$564,304
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue	$4,317	$200	$13,357	$263
Cost of revenue	4,959	16,809	16,454	43,292
Gross margin	(642)	(16,609)	(3,097)	(43,029)
Operating expenses:
Research and development	24,220	13,508	102,073	53,810
Selling, general and administrative	20,744	17,245	61,176	61,207
Impairment of equipment	—	—	—	4,411
Restructuring cost	3,661	3,021	41,807	3,021
Total operating expenses	48,625	33,774	205,056	122,449
Loss from operations	(49,267)	(50,383)	(208,153)	(165,478)
Other income (expense):
Change in fair value of common stock warrants	29,899	31,320	17,359	4,140
Interest income	2,859	4,326	9,745	9,942
Interest expense	(1,718)	(1,557)	(5,068)	(2,827)
Other income (loss), net	(2,217)	109	(1,509)	129
Total other income, net	28,823	34,198	20,527	11,384
Loss before income tax benefit	(20,444)	(16,185)	(187,626)	(154,094)
Income tax expense (benefit)	2,194	—	(2,544)	—
Net loss	(22,638)	(16,185)	(185,082)	(154,094)
Net loss attributable to non-controlling interests	(102)	—	(306)	—
Net loss attributable to Enovix	$(22,536)	$(16,185)	$(184,776)	$(154,094)

Net loss per share attributable to Enovix shareholders, basic	$(0.13)	$(0.10)	$(1.07)	$(0.98)
Weighted average number of common shares outstanding, basic	176,680,578	159,829,716	172,393,869	157,559,138
Net loss per share attributable to Enovix shareholders, diluted	$(0.30)	$(0.29)	$(1.07)	$(1.00)
Weighted average number of common shares outstanding, diluted	176,872,382	161,371,417	172,393,869	158,260,393
See accompanying notes to these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarters Ended		Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net loss	$(22,638)	$(16,185)	$(185,082)	$(154,094)
Other comprehensive income (loss), net of tax
Change in net foreign currency translation adjustments	(61)	—	34	—
Net unrealized gain (loss) on available-for-sale securities	4	11	(14)	(13)
Other comprehensive income (expense), net of tax	(57)	11	20	(13)
Comprehensive loss	(22,695)	(16,174)	(185,062)	(154,107)
Comprehensive loss attributable to non-controlling interest	(102)	—	(306)	—
Comprehensive loss attributable to Enovix	$(22,593)	$(16,174)	$(184,756)	$(154,107)
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

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2024	175,302,694	$18	$931,363	$15	$(761,085)	$170,311	$2,752	$173,063
Net loss	—	—	—	—	(22,536)	(22,536)	(102)	(22,638)
Issuance of common stock upon exercise of stock options	193,447	—	1,532	—	—	1,532	—	1,532
Issuance of common stock upon exercise of Private Warrants	153,822	—	2,276	—	—	2,276	—	2,276
Vesting of early exercised stock options	—	—	5	—	—	5	—	5
RSUs vested, net of shares withheld	1,985,662	—	(2,286)	—	—	(2,286)		(2,286)
Repurchase of unvested restricted common stock	(43,748)	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,347	—	—	18,347	—	18,347
Other comprehensive income, net	—	—	—	(57)	—	(57)	—	(57)
Balance as of September 29, 2024	177,591,877	$18	$951,237	$(42)	$(783,621)	$167,592	$2,650	$170,242

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2023	157,461,802	$15	$741,186	$—	$(384,774)	$356,427	$—	$356,427
Net loss	—	—	—	—	(73,603)	(73,603)	—	(73,603)
Issuance of common stock upon exercise of stock options	86,654	—	328	—	—	328	—	328
Vesting of early exercised stock options	—	1	82	—	—	83	—	83
RSUs vested, net of shares withheld	679,606	—	(777)	—	—	(777)	—	(777)
Repurchase of unvested restricted common stock	(138,599)	—	—	—	—	—	—	—
Stock-based compensation	—	—	29,653	—	—	29,653	—	29,653
Balance as of April 2, 2023	158,089,463	16	770,472	—	(458,377)	312,111	—	312,111
Net loss	—	—	—	—	(64,306)	(64,306)	—	(64,306)
Issuance of common stock upon exercise of stock options	93,921	—	643	—	—	643	—	643
Issuance of common stock under employee stock purchase plan	146,278	—	1,170	—	—	1,170	—	1,170
Vesting of early exercised stock options	—	—	14	—	—	14	—	14
RSUs vested, net of shares withheld	650,202	—	(448)	—	—	(448)	—	(448)
Repurchase of unvested restricted common stock	(68,445)	—	—	—	—	—	—	—
Stock-based compensation	—	—	15,374	—	—	15,374	—	15,374
Purchase of Capped Calls	—	—	(17,250)	—	—	(17,250)	—	(17,250)
Other comprehensive income, net	—	—	—	(24)	—	(24)	—	(24)
Balance as of July 3, 2023	158,911,419	16	769,975	(24)	(522,683)	247,284	—	247,284
Net loss	—	—	—	—	(16,185)	(16,185)	—	(16,185)
Issuance of common stock upon exercise of stock options	954,674	—	8,260	—	—	8,260	—	8,260
Issuance of common stock subject to return	1,304,954	—	—	—	—	—	—	—
Early exercised stock options vested	—	—	22	—	—	22	—	22
RSUs vested, net of shares withheld for taxes	656,367	—	(1,762)	—	—	(1,762)	—	(1,762)
Repurchase of unvested restricted common stock	(161,737)	—	—	—	—	—	—	—
Stock-based compensation	—	—	14,845	—	—	14,845	—	14,845
Other comprehensive income, net	—	—	—	11	—	11	—	11
Balance as of October 1, 2023	161,665,677	$16	$791,340	$(13)	$(538,868)	$252,475	$—	$252,475
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023
Cash flows used in operating activities:
Net loss	$(185,082)	$(154,094)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	37,417	10,000
Stock-based compensation	48,630	57,832
Changes in fair value of common stock warrants	(17,359)	(4,140)
Impairment and loss on disposal of long-lived assets	38,249	4,411
Others	174	—
Changes in operating assets and liabilities:
Accounts and notes receivables	494	169
Inventory	(827)	418
Prepaid expenses and other assets	(3,913)	546
Accounts payable	(10,018)	4,338
Accrued expenses and compensation	3,175	3,113
Deferred revenue	(502)	—
Deferred tax liability	(3,303)	—
Other liabilities	190	(1)
Net cash used in operating activities	(92,675)	(77,408)
Cash flows from investing activities:
Purchase of property and equipment	(59,830)	(32,979)
Purchases of investments	(31,812)	(115,736)
Maturities of investments	106,621	16,700
Net cash provided by (used in) investing activities	14,979	(132,015)
Cash flows from financing activities:
Proceeds from loan borrowing and issuance of Convertible Senior Notes	4,572	172,500
Repayment of debt	(180)	—
Payments of debt issuance costs	—	(5,251)
Purchase of Capped Calls	—	(17,250)
Payroll tax payments for shares withheld upon vesting of RSUs	(5,601)	(2,988)
Proceeds from the exercise of stock options and issuance of common stock, net of issuance costs	44,285	9,232
Proceeds from issuance of common stock under employee stock purchase plan	1,145	1,169
Repurchase of unvested restricted common stock	(4)	(23)
Net cash provided by financing activities	44,217	157,389
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,303	—
Change in cash, cash equivalents, and restricted cash	(32,176)	(52,034)
Cash and cash equivalents and restricted cash, beginning of period	235,123	322,976
Cash and cash equivalents, and restricted cash, end of period	$202,947	$270,942

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023
Supplemental cash flow disclosure:
Cash paid for interest	$2,951	$—
Cash paid for income taxes	164	—
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	$14,478	$19,324
Cashless warrant exercise	2,276	—
Accrued acquisition costs	—	1,115
Accrued debt issuance costs	—	666
The following presents our cash, cash equivalents and restricted cash by category in the Condensed Consolidated Balance Sheets:

	Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023
Cash and cash equivalents	$200,912	$270,817
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	2,035	125
Total cash, cash equivalents, and restricted cash	$202,947	$270,942
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
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through September 29, 2024 and expect to incur operating losses for the foreseeable future. As of September 29, 2024, we had working capital of $164.5 million and an accumulated deficit of $783.6 million. During the fiscal year-to-date ended September 29, 2024, we received net proceeds of $40.0 million from the issuance of our common stock through an at-the-market (“ATM”) offering. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for our future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the quarter and fiscal year-to-date ended September 29, 2024 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in our Annual Report on Form 10-K.
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
For the quarter and fiscal year-to-date ended September 29, 2024, our product revenue were $4.3 million and $13.4 million, respectively. Of our total product revenue for the quarter and fiscal year-to-date ended September 29, 2024, approximately 42% and 41%, respectively, were from South Korea based on the billing location of the customers. For the quarter and fiscal year-to-date ended October 1, 2023, our product revenue were immaterial.
Service Revenue
Service revenue contracts generally include the design and development efforts to conform our existing battery technology with customers’ required specifications. Consideration for service revenue contracts generally become payable when we meet specific contractual milestones, which include the design and approval of custom cells, procurement of fabrication tooling to meet the customer’s specifications, and fabrication and delivery of custom cells from our pilot production line. Within the existing service revenue contracts, the amount of consideration is fixed, the contracts contain a single performance obligation, and revenue is recognized at the point in time the final milestone is met (i.e., a final working prototype meeting all required specifications) and the customer obtains control of the deliverable. There was no service revenue recognized the quarters and fiscal years-to-date ended September 29, 2024 and October 1, 2023
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our financial statement disclosures and plan to adopt it for the fiscal year ended December 29, 2024.
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

Cash, cash equivalents and restricted cash acquired	$5,481
Accounts and notes receivable, net (1)	1,796
Inventory	12,613
Prepaid expenses and other current assets	1,715
Property and equipment, net	28,579
Intangible assets	41,948
Goodwill	12,217
Other non-current assets	365
Debt assumed	(7,426)
Deferred revenue	(10,568)
Liabilities assumed	(3,182)
Deferred income tax liabilities	(12,294)
Fair value of net assets acquired	71,244
Less: non-controlling interest (2)	(3,017)
Total purchase consideration	68,227
Less: Cash, cash equivalents, restricted cash acquired	(5,481)
Total purchase price, net of cash acquired	$62,746

(1)	The gross amount of the acquired accounts and notes receivable was $1.9 million, of which an immaterial amount was expected to be uncollectible.
(2)	The fair value of non-controlling interest is measured based on the fair values of net assets acquired at the acquisition date and the price for the equity shares and the portion of ownership not held by the acquirer.

Goodwill
The excess of the purchase price over the fair value of net assets acquired was recorded to goodwill. Goodwill is primarily attributable to the expected synergies from future expected economic benefits, including integrating electrode coating and battery pack manufacturing. Goodwill from this acquisition is not expected to be deductible for tax purposes.
The following table summarizes the change in goodwill (in thousands) during the fiscal year-to-date ended September 29, 2024.

Goodwill
Balances as of December 31, 2023	$12,098
Routejade Acquisition - measurement period adjustments(1)	119
Balances as of September 29, 2024	$12,217

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
The following table summarizes the intangible assets subject to amortization, net (in thousands) as of September 29, 2024.

	Gross	Accumulated amortization	Net Carrying Amount	Weighted-average Useful Lives
Customer relationships	$29,933	$(2,737)	$27,196	10 years
Developed technology	11,680	(1,526)	10,154	7 years
Trade Names and Trademarks	335	(102)	233	3 years
Total intangible assets	$41,948	$(4,365)	$37,583
We acquired these intangible assets through the Routejade Acquisition in October 2023. For the quarter and fiscal year-to-date ended September 29, 2024, amortization of the intangible assets were $1.2 million and $3.6 million, respectively. As of September 29, 2024, the weighted average remaining useful lives for intangible assets was approximately 8.3 years.
The following is a schedule of expected amortization for the intangible assets as of September 29, 2024 (in thousands).

As of September 29, 2024
2024 (remaining 3 months)	$1,188
2025	4,757
2026	4,829
2027	4,645
2028	4,645
Thereafter	17,519
Total estimated amortization expense	$37,583

Revenue and net loss from operations
For the quarter ended September 29, 2024, our results of operations included $4.3 million of Routejade’s revenue and $2.3 million of Routejade’s net operating loss from operations. For the fiscal year-to-date ended September 29, 2024, our results of operations included $13.3 million of Routejade’s revenue and $7.4 million of Routejade’s net operating loss from operations.
Proforma information
The condensed consolidated unaudited proforma revenue for the quarters ended of September 29, 2024 and October 1, 2023, which included Routejade assuming the acquisition occurred on January 1, 2023, were approximately $4.3 million and $3.9 million, respectively. The condensed consolidated unaudited proforma revenue for fiscal years-to-date ended September 29, 2024 and October 1, 2023, which included Routejade assuming the acquisition occurred on January 1, 2023, were approximately $13.4 million and $12.9 million, respectively.
The condensed consolidated unaudited proforma net income related to this acquisition was not included because the impact on our consolidated results of operations was not material for the quarters and fiscal years-to-date ended September 29, 2024 and October 1, 2023.

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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of September 29, 2024 and December 31, 2023, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of September 29, 2024 and December 31, 2023, we had cash and cash equivalents of $200.9 million and $233.1 million, respectively.
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of September 29, 2024 and December 31, 2023 (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of September 29, 2024
Assets:
Cash equivalents:
Money Market Funds	$101,362	$—	$—	$101,362
U.S. Treasuries	—	9,982	—	9,982
Total assets measured at fair value	$101,362	$9,982	$—	$111,344

Liabilities:
Private Placement Warrants	$—	$—	$23,265	$23,265

As of December 31, 2023
Assets:
Cash equivalents:
Money Market Funds	$19,312	$—	$—	$19,312
U.S. Treasuries	—	45,175	—	45,175
Short-term investments:
U.S. Treasuries	—	73,694	—	73,694
Total assets measured at fair value	$19,312	$118,869	$—	$138,181

Liabilities:
Private Placement Warrants	$—	$—	$42,900	$42,900
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments
As of September 29, 2024
Money Market Funds	$101,362	$—	$—	$101,362	$101,362	$—
U.S. Treasuries	9,980	2	—	9,982	9,982	—
Total	$111,342	$2	$—	$111,344	$111,344	$—

As of December 31, 2023
Money Market Funds	$19,312	$—	$—	$19,312	$19,312	$—
U.S. Treasuries	118,854	15	—	118,869	45,175	73,694
Total	$138,166	$15	$—	$138,181	$64,487	$73,694
As of December 31, 2023, the short-term investments had contractual maturity due within one year.

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
During the third quarter of 2024, there was a cashless exercise of 500,000 shares of the Private Placement Warrants with an exercise price of $11.50 per share and we issued 153,822 shares of our common stock.
As of September 29, 2024 and December 31, 2023, we had 5,500,000 and 6,000,000 Private Placement Warrants outstanding, respectively. The fair value of the Private Placement Warrants was $4.23 per share as of September 29, 2024. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of December 31, 2023	$42,900
Cashless warrant exercise	(2,276)
Change in fair value	(17,359)
Fair value as of September 29, 2024	$23,265

Private Placement Warrants
Fair value as of January 1, 2023	$49,080
Change in fair value	(4,140)
Fair value as of October 1, 2023	$44,940
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of September 29, 2024	Private Placement Warrants Outstanding as of December 31, 2023
Expected term (in years)	1.8	2.5
Expected volatility	95.0%	90.0%
Risk-free interest rate	3.6%	4.1%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of September 29, 2024, the fair value of the convertible senior notes was approximately $157.0 million. As of September 29, 2024, our long-term loans are approximately close to their carrying value of $0.7 million.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of September 29, 2024 and December 31, 2023, consisted of the following (in thousands).

	September 29, 2024	December 31, 2023
Machinery and equipment	$63,540	$100,335
Building and leasehold improvements	32,443	36,651
Office equipment and software	5,324	2,561
Furniture and fixtures	16,679	898
Land	1,433	1,433
Construction in process	53,670	68,958
Total property and equipment	173,089	210,836
Less: accumulated depreciation	(15,409)	(44,365)
Property and equipment, net	$157,680	$166,471
The following table summarizes the depreciation and amortization expenses related to property and equipment, which are recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations (in thousands).

	Quarters Ended		Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Depreciation expense	$4,683	$3,588	$32,643	$10,566
In the fourth quarter of 2023, we announced our strategic realignment of our first production line (“Fab1”) in Fremont, California and transformed our Fremont location to “Center for Innovation,” focused on new product development. In connection with this strategic realignment, we recognized accelerated depreciation expenses of approximately $18.4 million for Fab1 equipment in the first quarter of 2024, of which approximately $18.3 million and $0.1 million were recorded as research and development expense, and selling, general and administrative expense, respectively, in the Condensed Consolidated Statements of Operations. We did not record any accelerated depreciation expenses in the second quarter of 2024 and the third quarter ended September 29, 2024.
Fab1 Long-Lived Asset Disposals
During the quarter and fiscal year-to-date ended September 29, 2024, we recorded $3.1 million and $38.2 million, respectively, of loss on disposal of our Fab1 long-lived assets, including machinery and equipment, leasehold improvements and other assets located in Fremont, California as a part of the 2024 Restructuring Plan (as defined below) and it was recorded as Restructuring Cost in the Condensed Consolidated Statements of Operations. See Note 12 “Restructuring Costs” for more information.
Equipment Impairment
During the second quarter of 2023, we disposed a group of machinery and equipment and recorded an impairment charge of $4.4 million. There was no impairment charge recorded in the quarter ended October 1, 2023 and the impairment charge for the fiscal year-to-date ended October 1, 2023 was $4.4 million. These impaired assets were previously capitalized as “Machinery and equipment” category of property and equipment, net on the Condensed Consolidated Balance Sheets. There was no impairment charge recorded in the quarter ended and fiscal year-to-date ended September 29, 2024.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6. Inventory
Inventory consists of the following components (in thousands).

	September 29, 2024	December 31, 2023
Raw materials	$1,811	$1,926
Work-in-process	6,595	6,687
Finished goods	1,158	124
Total inventory	$9,564	$8,737
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
For the quarter and fiscal year-to-date ended September 29, 2024, we had recorded immaterial amounts of inventory reserve, including excess or obsolete inventory reserve, in the Condensed Consolidated Statement of Operations. As of December 31, 2023, we did not have excess or obsolete inventory reserve.
In connection with the restructuring plan as described in the Note 12 “Restructuring Costs,” we wrote off $0.6 million of raw materials as Restructuring cost in the Condensed Consolidated Statement of Operations for the quarter and fiscal year-to-date ended October 1, 2023.
Note 7. Leases
We have operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2024 and 2030, some of which include options to extend the leases for up to five years.
The components of lease costs were as follows (in thousands):

	Quarters Ended		Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Operating lease cost	$1,347	$478	$3,192	$1,428
Supplemental lease information:

	As of
Operating leases	September 29, 2024	December 31, 2023
Weighted-average remaining lease term	5.3 years	6.0 years
Weighted-average discount rate	8.5%	8.5%
Supplemental cash flow information related to leases are as follows (in thousands):

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,687	$1,053
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of September 29, 2024 (in thousands).

Operating leases
2024 (remaining 3 months)	$913
2025	3,698
2026	3,702
2027	3,743
2028	3,804
Thereafter	3,834
Total	19,694
Less: imputed interest	(2,700)
Present value of lease liabilities	$16,994
Note 8. Borrowings
Short-Term Debt
In connection with the Routejade Acquisition, we assumed asset secured loans with fixed and floating interest rates. These loans have various maturity dates. As of September 29, 2024, short-term debt was $11.6 million, which comprised of $11.4 million of short-term loans with less than one-year term and $0.2 million of the current portion of long-term loans. From time to time, we renew our short-term loans once they reach the maturity dates. During the fiscal year-to-dated ended September 29, 2024, we obtained $4.6 million of short-term loans with less than one-year term. As of December 31, 2023, short-term debt was $5.9 million, which comprised of $4.3 million of short-term loans with less than one-year term and $1.6 million of the current portion of long-term loans. The current portion of long-term debt is recorded as short-term debt based on time remaining until maturity. As of September 29, 2024 and December 31, 2023, the weighted average interest rates on the short-term loans were approximately 5.2%. and 5.3%, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

			As of
	Annual Interest Rate	Maturity Date	September 29, 2024	December 31, 2023

Convertible Senior Notes	3.0%	May 1, 2028	$172,500	$172,500
Long-term loans
Floating rate	3.4%	June 30, 2027	348	385
Floating rate	3.4%	June 30, 2028	380	385
Fixed rate	5.2%	February 1, 2025	—	1,036
Fixed rate	5.3%	September 19, 2024	—	1,540
Total Convertible Senior Notes and other borrowings			173,228	175,846
Less: unamortized debt issuance costs			(4,325)	(5,142)
Long-term debt			168,903	170,704
Current portion of long-term debt			(159)	(1,605)
Long-term debt, net			$168,744	$169,099
Long-term Loans
In connection with the Routejade Acquisition, we assumed long-term loans. These long-term loans are either with fixed rate or floating rate loans as stated in the table above. As of September 29, 2024, total long-term loans outstanding was $0.7 million, including a current portion of the long-term loans of $0.2 million. As of December 31, 2023, total long-term loans outstanding was $3.3 million, including a current portion of the long-term loans of $1.6 million.
Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”), including $10.0 million principal amount of the Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of both periods ended September 29, 2024 and December 31, 2023, total outstanding Convertible Senior Notes was $172.5 million.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Quarter Ended		Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Coupon interest	$1,294	$1,283	$3,881	$2,326
Amortization of debt issuance costs	275	275	817	497
Total interest expense on Convertible Senior Notes	1,569	1,558	4,698	2,823
Loan interest	148	—	369	—
Total interest expenses related to Convertible Senior Notes and loans	$1,717	$1,558	$5,067	$2,823

As of September 29, 2024 and December 31, 2023, we had $2.2 million and $0.9 million of accrued interest liability, respectively.
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

September 29, 2024
2024 (remaining 3 months)	$32
2025	190
2026	253
2027	190
2028	172,563
Total gross amount of long-term debt	$173,228
Note 9. Commitments and Contingencies
Purchase Commitments
As of September 29, 2024 and December 31, 2023, our commitments included approximately $24.6 million and $62.5 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust its requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 7 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 8 “Borrowings” for more details.
Performance Obligations
As of September 29, 2024, we had $10.0 million of performance obligations, which comprised of total deferred revenue and customer order deposits. We currently expect to recognize approximately 62% of deferred revenue as revenue within the next twelve months.
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

Former Employee Class Action Lawsuits
On January 21, 2022, two former machine operator employees filed a putative wage and hour class action lawsuit against Enovix and co-defendant Legendary Staffing, Inc. in the Superior Court of California, County of Alameda. The case is captioned Sopheak Prak & Ricardo Pimentel v Enovix Corporation and Legendary Staffing, Inc., 22CV005846 (the “Prak Complaint”). The Prak Complaint alleged, among other things, on a putative class-wide basis, that the defendants failed to pay all overtime wages and committed meal period, rest period and wage statement violations under the California Labor Code and applicable Wage Orders. The plaintiffs sought unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. We began the mediation process in September 2022 and on June 6, 2024, a final settlement was approved by the court. All settlement funds were distributed in July 2024.
On March 8, 2023, a former employee filed a putative class action lawsuit against Enovix in the Superior Court of California, County of Alameda. The case is captioned Kody Walker v. Enovix Corporation, 23CV028923 (the “Walker Complaint”). The Walker Complaint alleges, among other things, on a putative class-wide basis, that we failed to pay minimum wages, overtime and sick time wages, failed to reimburse employees for required expenses, failed to provide meal and rest periods and issued inaccurate wage statement under the California Labor Code and applicable Wage Orders. The Walker Complaint asserts on an individual basis that Walker was constructively discharged. The plaintiff seeks unpaid wages, statutory penalties and interest and reasonable costs and attorney fees. We have a mediation scheduled on October 30, 2024 with plaintiff’s counsel in the Walker matter.
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
The court granted the motion to dismiss the consolidated complaint on January 30, 2024. The plaintiffs filed a second amended complaint on March 19, 2024, which seeks unspecified damages, interest, fees and costs on behalf of all persons and entities that purchased and/or acquired shares of Enovix or its predecessor entity’s common stock between June 24, 2021 and October 3, 2023. On July 23, 2024, the court issued an order granting in part and denying in part defendants’ motion to dismiss. We and the other defendants intend to vigorously defend against the remaining claims in this action.
In September, 2024, we received two Section 220 book and records demand notices from two separate defendants related to this case.
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

	Quarters Ended		Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Numerator:
Net loss attributable to common stockholders - basic	$(22,536)	$(16,185)	$(184,776)	$(154,094)
Decrease in fair value of Private Placement Warrants	(29,899)	(31,320)	—	(4,140)
Net loss attributable to common stockholders - diluted	$(52,435)	$(47,505)	$(184,776)	$(158,234)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic	176,680,578	159,829,716	172,393,869	157,559,138
Dilutive effect of Private Placement Warrants	191,804	1,541,701	—	701,255
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	176,872,382	161,371,417	172,393,869	158,260,393

Net loss per share of common stock:
Basic	$(0.13)	$(0.10)	$(1.07)	$(0.98)
Diluted	$(0.30)	$(0.29)	$(1.07)	$(1.00)

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Quarters Ended		Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Stock options outstanding	1,835,751	3,075,138	1,835,751	3,075,138
Restricted stock units and performance restricted stock units outstanding	15,126,611	12,602,239	15,126,611	12,602,239
Assumed conversion of Convertible Senior Notes	11,053,800	11,053,800	11,053,800	6,608,868
Private Placement Warrants outstanding	—	—	5,500,000	—
Employee stock purchase plan estimated shares	229,671	243,474	229,671	243,474
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

	Quarters Ended		Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cost of revenue	$101	$2,396	$196	$5,001
Research and development	5,914	4,949	19,771	22,072
Selling, general and administrative(1)	10,707	5,929	27,447	30,400
Restructuring cost	111	359	1,216	359
Total stock-based compensation expense	$16,833	$13,633	$48,630	$57,832

(1)    During the quarter ended June 30, 2024, we engaged a consulting company for its services and issued RSUs in exchange for its services. In connection with this service agreement, we recorded approximately $4.4 million and $9.1 million of stock-based compensation expense for the quarter and fiscal year-to-date ended September 29, 2024, respectively.
For the fiscal years-to-date ended September 29, 2024 and October 1, 2023, we capitalized $2.4 million and $0.8 million, respectively, of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
addition, we accrued an immaterial amount of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of September 29, 2024.
As of September 29, 2024, there was approximately $123.5 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.2 years. As of September 29, 2024, there was approximately $0.5 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.1 years.
Equity Award Modification
In connection with the 2024 Restructuring Plan (as defined in Note 12 “Restructuring Costs”), there was one equity award modification, which accelerated the vesting condition of a former executive’s RSUs as a part of his consulting and separation agreement. During the third quarter of 2024, we recognized an immaterial amount of stock-based compensation expense related to the equity modifications. For the fiscal year-to-date ended September 29, 2024, we recognized $1.3 million of stock-based compensation expense related to the modifications.
For the quarter ended October 1, 2023, there was no equity award modification. For the fiscal year-to-date ended October 1, 2023, we recognized $21.1 million of stock-based compensation expense related to the modifications in connection with the retirement or resignation of several of our former officers and executives, which impacted the vesting conditions as the term of equity award exercise period was extended and certain of the equity awards were accelerated and vested immediately.
Stock Option Activity
The following table summarizes stock option activities for the fiscal year-to-date ended September 29, 2024 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of January 1, 2024	2,615,199	$9.71
Exercised	(553,042)	7.82		$3,631
Forfeited	(226,406)	11.46
Balances as of September 29, 2024	1,835,751	$10.06	6.6	$823

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of September 29, 2024 represents the value of our closing stock price at $9.55 on the last trading day of the quarter ended September 29, 2024 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by us are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
Early Exercise of Options
As of September 29, 2024, 91,620 shares remained subject to our right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of September 29, 2024 was immaterial and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheet.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal year-to-date ended September 29, 2024 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of January 1, 2024	10,893,271	$11.58	531,469	$13.16
Granted	11,297,839	7.99	2,505,023	7.39
Vested	(5,505,400)	9.20	(63,298)	13.41
Forfeited	(3,847,380)	11.11	(684,913)	10.24
Issued and unvested shares outstanding as of September 29, 2024	12,838,330	$9.58	2,288,281	$7.67
Note 12. Restructuring Costs
2024 Restructuring Plan
In May 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) designed to reduce operating costs and support the Company’s strategic goals. As part of the 2024 Restructuring Plan, we relocated our manufacturing operations from our Fab1 facility in Fremont, California to Malaysia, resulting in a plan of workforce reduction in the U.S, as well as long-lived asset disposals related to Fab1. Currently, we expect the 2024 Restructuring Plan to be substantially complete by the end of 2024.
In connection with the 2024 Restructuring Plan, we recorded estimated pre-tax restructuring and related charges of $3.7 million and $41.8 million for the quarter ended and fiscal year-to-date ended September 29, 2024, respectively. These restructuring costs were reflected in Restructuring cost in the Condensed Consolidated Statements of Operations.
The restructuring costs for the fiscal year-to-date ended September 29, 2024 included non-cash charges of $38.2 million of loss on disposals of Fab1 long-lived asset in Fremont, California and $1.2 million of stock-based compensation expense, and cash charges of $1.6 million of severance and termination benefits and $0.8 million of other charges. We may incur additional restructuring charges and costs in the fourth quarter of 2024.
During the third quarter of 2024, we paid $1.2 million of cash costs related to the restructuring costs. As of September 29, 2024, we had $1.1 million of the restructuring liability, which was included in Other current liability on the Condensed Consolidated Balance Sheets.
2023 Restructuring Plan
On October 3, 2023, we announced a strategic realignment (the “2023 Restructuring Plan”) of our first production line (“Fab1”) in Fremont designed to refocus the facility from a manufacturing hub to our “Center for Innovation,” focused on new product development, including a plan of workforce reduction.
In connection with the 2023 Restructuring Plan, we recorded approximately $3.0 million of restructuring costs for the quarter and fiscal year-to-date ended October 1, 2023, which consisted of severance, termination benefits, stock-based compensation expense and inventory costs. These restructuring costs were reflected in Restructuring cost in the Condensed Consolidated Statements of Operations. As of October 1, 2023, we did not pay any of the restructuring costs and had $2.1 million of the restructuring liability was included in Accrued compensation on the Condensed Consolidated Balance Sheet.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 13. Variable Interest Entity
On July 26, 2023, we entered into a manufacturing agreement (the “Agreement”) with YBS International Berhad (“YBS”). We concluded that Orifast Solution Sdn Bhd (“OSSB”), a subsidiary of YBS, is considered a VIE and we are the primary beneficiary of OSSB based on certain assumptions and judgments made by us. In accordance with GAAP, we consolidate 100% of OSSB’s financials. During the quarter and fiscal year-to-date ended September 29, 2024, OSSB had immaterial operating activities. As of September 29, 2024, we did not have an equity investment in OSSB.
OSSB entered into a $70.0 million of foreign currency term loan agreement (the “Term Loan”) with OCBC Bank (Malaysia) Berhad (“OCBC”) in July 2023, for the purpose of financing its manufacturing operations. The Term Loan is expected to be repaid within five years. On September 13, 2023, we entered into a cash deposit agreement with OCBC to collateralize the Term Loan.
As of September 29, 2024, we had no outstanding balance on the Term Loan and we had not made any deposits to OCBC for collateralization. We invested $70.0 million on deposit in an interest-bearing account with OCBC as of September 29, 2024.
Note 14. Related Party
Employment Relationship
As of September 29, 2024, we employed one family member of our Chief Executive Officer, who assists with sales in North America.
Affiliate Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, our Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on our Condensed Consolidated Balance Sheets. For the quarter and fiscal year-to-date ended September 29, 2024, we recorded $0.1 million and $0.2 million, respectively, of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations. For the quarter and fiscal year-to-date ended October 1, 2023, we recorded $0.1 million of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations. See Note 8 “Borrowings” for more information.
Note 15. Subsequent Event
On October 29, 2024, we entered into an amendment (the “Amendment”) to the Agreement with YBS dated July 26, 2023 in which Enovix and YBS agreed to share responsibility for the Gen2 Line 1 equipment and facilitization costs. Pursuant to the terms of the initial Agreement, we contributed 30% of the initial investment and YBS had the obligation to finance the remaining 70%. Pursuant to the Amendment, Enovix shall be fully responsible for the initial investment of $100.0 million for the Gen2 Line 1 equipment and facilitization costs at 100% instead of 30%. YBS shall be fully responsible for obtaining and managing its working capital requirements to fulfill its obligations to provide manufacturing services to us, including direct and indirect materials, direct labor utilities and repair and maintenance. As a part of the Amendment, YBS shall purchase the tooling and fixtures for manufacturing of the products as designed by Enovix.
Pricing under the Agreement is set on a cost-plus basis and we are subject to a minimum commitment pursuant to the Agreement, which provisions were modified under the terms of the Amendment. The Agreement has an initial ten-year term with eight years and nine months remaining as of October 2024, which will automatically renew for one successive five-year period unless earlier terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of September 29, 2024 and for the quarter and fiscal year-to-date ended September 29, 2024 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Q3 2024 Highlights:
Following is a summary of the activities in the third quarter of 2024:
•In July 2024, we signed a collaboration agreement with a Fortune 200 company to provide silicon batteries for a fast-growing IoT product category.
•In July 2024, we signed a non-binding Memorandum of Understanding with a high-performance, global automotive OEM aimed at scaling the Enovix cell architecture for the EV market.
•In August 2024, we formally opened our high-volume production facility (“Fab2”) in Penang, Malaysia and invited stakeholders to tour the facility. We subsequently commenced shipping batteries to customers from our Agility Line and expect to complete Site Acceptance Testing (“SAT”) of our second generation (“Gen2”) high-volume manufacturing line (“High-Volume Line”) by the end of 2024.
•In September 2024, we achieved UN38.3 certification for our EX-1M product, marking a critical milestone for market entry.
Product Development
We have developed and delivered standardized sample (i.e., prototype) silicon anode lithium-ion batteries to multiple, industry leading consumer electronics manufacturers with energy densities higher than industry standard batteries of similar size. “Energy density” is measured as the product of the power a battery puts out in watts times the number of hours the battery can put out that power, divided by the volume (size) of the battery measured in liters. The units of energy density are thus watt-hours per liter or Wh/l. Additionally, we estimate that our batteries can deliver higher storage capacity (measured in milliampere-hour, or mAh) compared to industry standard batteries of similar size.
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

In addition to the R&D headcount growth in Korea from our Routejade acquisition, we grew our core R&D team significantly in 2023. Our lab in India is focused on evaluating next-generation battery materials for future technology nodes and battery modeling. We anticipate that our R&D team in Malaysia will be double by the end of fiscal 2024.
Commercialization
We approach our commercialization strategy by identifying customer requirements and determining where our battery architecture will offer the greatest value. In 2023, we added a product management team to interface with customers, collect these requirements, and feed these learnings into our technology roadmap. In 2024, we added a product design team in Penang, Malaysia to support our high-volume manufacturing lines in meeting customer product requirements.
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
We believe focusing on these categories ahead of electric vehicles (“EVs”) is the right strategy for an advanced battery company because of the economic and time-to-market advantages. Entering the EV battery market requires billions of dollars of capital to build Gigafactories, offers lower prices per kWh than mobile electronics and demands long qualification cycles. We believe the best approach is to start in premium markets where we can leverage our differentiated technology and solidify our manufacturing process while driving toward profitability. At the same time, we are seeding our entry into the EV battery market by sampling batteries to EV OEMs and continuing work on our three-year grant with the U.S. Department of Energy to demonstrate batteries featuring our silicon anode paired with EV-class cathode materials. Our goal is to translate this work into partnerships (e.g., joint ventures or licensing) with EV OEMs or battery OEMs in order to commercialize our technology in this end market. We have entered into agreements with two major automakers to develop customized products for the EV battery market. In the fourth quarter of 2024, we expect to complete our first milestone pursuant to the agreement with one of the major automakers in the EV market, which is a major milestone in our efforts to enter and grow within the EV market. In 2025, we plan to focus on expanding these relationships, leveraging a capital-efficient, licensing-based business model that aligns with the long-term scalability of our technology.
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

Results of Operations
Comparison of Quarter Ended September 29, 2024 to Prior Year's Quarter Ended October 1, 2023
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Quarters Ended
	September 29, 2024	October 1, 2023	Change ($)	% Change
Revenue	$4,317	$200	$4,117	N/M
Cost of revenue	4,959	16,809	(11,850)	(70)%
Gross margin	(642)	(16,609)	15,967	(96)%
Operating expenses:
Research and development	24,220	13,508	10,712	79%
Selling, general and administrative	20,744	17,245	3,499	20%
Restructuring cost	3,661	3,021	640	21%
Total operating expenses	48,625	33,774	14,851	44%
Loss from operations	(49,267)	(50,383)	1,116	(2)%
Other income (expense):
Change in fair value of common stock warrants	29,899	31,320	(1,421)	(5)%
Interest income	2,859	4,326	(1,467)	(34)%
Interest expense	(1,718)	(1,557)	(161)	10%
Other income (expense), net	(2,217)	109	(2,326)	N/M
Total other income, net	28,823	34,198	(5,375)	(16)%
Income tax expense	2,194	—	2,194	N/M
Net loss	$(22,638)	$(16,185)	$(6,453)	40%
N/M – Not meaningful
Revenue
Revenue for the quarter ended September 29, 2024 was $4.3 million, which primarily resulted from our product shipments, including $1.4 million to a South Korea military contractor. Revenue for the quarter ended October 1, 2023 was immaterial.
As of September 29, 2024 and December 31, 2023, we had $10.0 million and $10.5 million of deferred revenue on our Condensed Consolidated Balance Sheets, respectively.
Cost of Revenue
Cost of revenue for the quarter ended September 29, 2024 was $5.0 million, compared to $16.8 million during the quarter ended October 1, 2023. The decrease in cost of revenue of $11.9 million, or 70%, was primarily attributable to the fact that there was no production generated from Fab1 and Fab2 during the third quarter of 2024, as well as we ceased our manufacturing operations in Fab1 and shifted it to Fab2 in Malaysia. Accordingly, no cost of revenue associated with Fab1 and Fab2 was recorded in the third quarter of 2024. This decrease was partially offset by $4.8 million of manufacturing costs associated with the revenue recognized in the third quarter of 2024.
As of both September 29, 2024 and December 31, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
Research and Development Expenses
Research and development (“R&D”) expenses for the quarter ended September 29, 2024 were $24.2 million, compared to $13.5 million during the quarter ended October 1, 2023. The increase of $10.7 million, or 79%, was primarily attributable to $7.6 million of overhead costs being recorded as R&D expenses (previously recorded as cost of revenue) as there was no production generated from both Fab1 and Fab2 in the third quarter of 2024. In addition, there was a $2.3 million net increase in salaries, employee benefits and stock-based compensation expense due to an increase in headcount in Asia, a $1.5 million increase in technology and facilities costs with new office locations, a $1.5 million increase in material costs for factory acceptance and site acceptance testings and increases in other miscellaneous expenses. These increases were partially offset by a one-time severance, benefits and stock-based compensation expense of $1.7 million in the third quarter of 2023 and a $1.2 million decrease in salaries, employee benefits and stock-based compensation expense in U.S. mainly due to the 2024 Restructuring Plan in the third quarter of 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended September 29, 2024 were $20.7 million, compared to $17.2 million during the quarter ended October 1, 2023. The increase of $3.5 million, or 20%, was primarily attributable to a $4.8 million increase of stock-based compensation expense, a $0.9 million increase in salaries and benefits due to increased headcount in Asia, and a $0.8 million increase of intangible amortization for the acquired intangible assets from the acquisition of Routejade and increases in other miscellaneous expenses. These increases were partially offset by a one-time severance, benefits and stock-based compensation expense of $2.1 million in connection with the resignation of our former Chief Financial Officer (“CFO”) in the third quarter of 2023 and a $1.1 million of acquisition costs incurred for the acquisition of Routejade.
Restructuring Cost
In May 2024, we initiated the 2024 Restructuring Plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. For the quarter ended September 29, 2024, we recorded additional pre-tax restructuring charges of $3.7 million, which primarily consisted of non-cash charges of $3.1 million of loss on disposals of Fab1 long-lived assets in Fremont and $0.2 million of other charges.
On October 3, 2023, we had a strategic realignment (“2023 Restructuring Plan”) of our Fab1 in Fremont, including a restructuring plan with workforce reduction. We recorded $3.0 million of restructuring costs during the quarter ended October 1, 2023, which consisted of $2.4 million of severance and termination benefits and stock-based compensation expense and $0.6 million of inventory costs.
Other income (expense), net
Other expense, net for the quarter ended September 29, 2024 was $2.2 million, which primarily consists foreign currency loss and it was mainly due to the strengthening of Malaysian ringgits to US dollars.
Income Tax Expense
Income tax benefit for the quarter ended September 29, 2024 was $2.2 million, which was calculated based on the estimated annualized effective tax rate and was due to the income tax in foreign jurisdictions. There was no income tax expense for the same period last year.

Comparison of Fiscal Year-to-date Ended September 29, 2024 to Prior Fiscal Year-to-date Ended October 1, 2023
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	Change ($)	% Change
Revenue	$13,357	$263	$13,094	N/M
Cost of revenue	16,454	43,292	(26,838)	(62)%
Gross margin	(3,097)	(43,029)	39,932	(93)%
Operating expenses:
Research and development	102,073	53,810	48,263	90%
Selling, general and administrative	61,176	61,207	(31)	—%
Impairment of equipment	—	4,411	(4,411)	N/M
Restructuring cost	41,807	3,021	38,786	N/M
Total operating expenses	205,056	122,449	82,607	67%
Loss from operations	(208,153)	(165,478)	(42,675)	26%
Other income (expense):
Change in fair value of common stock warrants	17,359	4,140	13,219	N/M
Interest income	9,745	9,942	(197)	(2)%
Interest expense	(5,068)	(2,827)	(2,241)	79%
Other income (expense), net	(1,509)	129	(1,638)	N/M
Total other income, net	20,527	11,384	9,143	80%
Income tax benefit	(2,544)	—	(2,544)	N/M
Net loss	$(185,082)	$(154,094)	(30,988)	20%
N/M – Not meaningful
Revenue
Revenue for the fiscal year-to-date ended September 29, 2024 was $13.4 million, which primarily resulted from our product shipments, including $4.5 million to a South Korea military contractor. Revenue for the fiscal year-to-date ended October 1, 2023 was immaterial.
As of September 29, 2024 and December 31, 2023, we had $10.0 million and $10.5 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal year-to-date ended September 29, 2024 was $16.5 million, compared to $43.3 million during the prior fiscal year-to-date ended October 1, 2023. The decrease in cost of revenue of $26.8 million, or 62%, was primarily attributable to the fact that there was no production generated from Fab1 and Fab2 during the fiscal year-to-date ended September 29, 2024. In the third quarter of 2024, we ceased our Fab1 manufacturing operations and shifted it to Fab2 in Malaysia. Accordingly, no cost of revenue associated with Fab1 and Fab2 was recorded during the fiscal year-to-date ended September 29, 2024. This decrease was partially offset by a one-time inventory step-up amortization of $1.9 million in the current year related to the acquisition of Routejade and $13.8 million of manufacturing costs associated with the revenue recognized for the fiscal year-to-date ended September 29, 2024.
As of both September 29, 2024 and December 31, 2023, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.

Research and Development Expenses
Research and development expenses for the fiscal year-to-date ended September 29, 2024 were $102.1 million, compared to $53.8 million during the prior fiscal year-to-date ended October 1, 2023. The increase of $48.3 million, or 90%, was primarily attributable to $24.7 million increase in depreciation expense, which included a $18.3 million of accelerated deprecation in connection with the strategic realignment in October 2023, and $14.4 million of overhead costs being recorded as R&D expenses (previously recorded as cost of revenue) as a result of Fab1 became a R&D focus center in 2024 and there were no production generated from Fab1 and Fab2. In addition, there were a $6.5 million increase in salaries and employee benefits due to an increase in headcount in Asia, a $5.3 million increase in material costs, a $5.1 million increase in technology and facilities costs with new office locations, a $1.2 million increase in utilities, a $1.2 million increase of intangible amortization for the acquired technology from the acquisition of Routejade and increases in professional fees and other costs. These increases were partially offset by a one-time severance, benefits and stock-based compensation expense of $10.6 million in connection with the departures of certain executives and senior management in 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for both fiscal years-to-date periods ended September 29, 2024 and October 1, 2023 were $61.2 million. Although the level of selling, general and administrative expenses remained the same, we had the following increases for the fiscal year-to-date ended September 29, 2024: a $13.0 million increase in stock-based compensation expense, a $3.0 million increase in salaries, benefits and stock-based compensation due to increased headcount in Asia, a $2.3 million increase of intangible amortization for the acquired intangible assets from the acquisition of Routejade, and a $1.2 million increase in facilities costs and increases in technology costs and professional fees, which were partially offset by one-time expenses in the corresponding period in 2023, including a one-time severance, benefits and stock-based compensation expense of $17.9 million in connection with the departures of our former officers and certain executives and $1.1 million of acquisition costs incurred for the acquisition of Routejade.
Impairment of Equipment
There was no impairment of equipment recorded for the fiscal year-to-date ended September 29, 2024, while we recorded $4.4 million of impairment charges in the same period last year. See Note 5 “Property and Equipment” for more information.
Restructuring Cost
In May 2024, we initiated the 2024 Restructuring Plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. As a result, we recorded pre-tax restructuring charges of $41.8 million, which consisted of non-cash charges of $38.2 million of loss on disposals of Fab1 long-lived assets located in Fremont and $1.2 million of stock-based compensation expense, and cash charges of $1.6 million of severance and termination benefits and $0.8 million of other charges.
On October 3, 2023, we had the 2023 Restructuring Plan and recorded $3.0 million of restructuring costs during the fiscal year-to-date ended October 1, 2023, which consisted of $2.4 million of severance and termination benefits and stock-based compensation expense and $0.6 million of inventory costs.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $17.4 million for the fiscal year-to-date ended September 29, 2024 was attributable to a decrease in the fair value of the 5,500,000 Private Placement Warrants. The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price during the year.
The change in fair value of common stock warrants of $4.1 million for the fiscal year-to-date ended October 1, 2023 was attributable to a decrease in the fair value of the Private Placement Warrants. The decrease in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during 2023.
Interest Expense
Interest expense for the fiscal year-to-date ended September 29, 2024 was $5.1 million, compared to $2.8 million for the fiscal year-to-date ended October 1, 2023. The increase of $2.2 million, or 79%, was primarily attributable to the fact that the Convertible Senior Notes were issued in April 2023. Accordingly, we recognized nine months of interest expense in the current year as compared to approximately 5.5 months of interest expense recognized for the fiscal year-to-date ended October 1, 2023.
Income Tax Benefit
Income tax benefit for the fiscal year-to-date ended September 29, 2024 was $2.5 million, which was calculated based on the estimated annualized effective tax rate and was due to the income tax benefit in foreign jurisdictions. There was no income tax benefit for the same period last year.
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through September 29, 2024 and expect to incur operating losses for the foreseeable future. As of September 29, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $202.9 million, working capital of $164.5 million and an accumulated deficit of $783.6 million. For the fiscal year-to-date ended September 29, 2024, we received net proceeds of $40.0 million from the issuance of our common stock under our ATM facility.
Material Cash Requirements
As of September 29, 2024, we had cash, cash equivalents, restricted cash, and short-term investments of $202.9 million. We use cash to fund operations, meet working capital requirements and fund our capital expenditures. For the remainder of fiscal year 2024, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our operations.
For the fiscal year-to-date ended September 29, 2024, we used $59.8 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.
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
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years-to-Date Ended
	September 29, 2024	October 1, 2023	Change ($)
Net cash used in operating activities	$(92,675)	$(77,408)	$(15,267)
Net cash provided by (used in) investing activities	14,979	(132,015)	146,994
Net cash provided by financing activities	44,217	157,389	(113,172)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,303	—	1,303
Change in cash, cash equivalents, and restricted cash	$(32,176)	$(52,034)	$19,858
Fiscal Year-to-date Ended September 29, 2024 Compared to Prior Year-to-date Ended October 1, 2023
Operating Activities
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
Net cash used in operating activities was $92.7 million for the fiscal year-to-date ended September 29, 2024. Net cash used in operating activities consists of net loss of $185.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $17.4 million, stock-based compensation expense of $48.6 million, depreciation and amortization expense, net of accretion of $37.4 million and impairment and disposals of Fab1 long-lived assets of $38.2 million.
Net cash used in operating activities was $77.4 million for the fiscal year-to-date ended October 1, 2023. Net cash used in operating activities consists of net loss of $154.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $4.1 million, stock-based compensation expense of $57.8 million, depreciation and amortization expense, net of accretion of $10.0 million and impairment of equipment of $4.4 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment, as well as purchases of short-term investments. We expect the costs to acquire property and equipment to increase as we continue to build-out and develop our battery manufacturing production lines in Fab2. Net cash provided by investment activities was $15.0 million for the fiscal year-to-date ended September 29, 2024, which primarily consisted of maturities of $106.6 million of short-term investments, partially offset by $59.8 million of equipment purchases and $31.8 million of short-term investment purchases.
Net cash used by investing activities for the fiscal year-to-date ended October 1, 2023 was $132.0 million, which primarily consisted of $33.0 million of equipment purchases and $115.7 million of short-term investment purchases, which was partially offset by maturities of $16.7 million of short-term investments.
Financing Activities
Net cash provided by financing activities was $44.2 million for the fiscal year-to-date ended September 29, 2024, which primarily consisted of $4.6 million of gross proceeds from the loans, $40.0 million of proceeds from issuance of our common stock through an ATM offering, $4.3 million of proceeds from the exercise of stock options to purchase our common stock and $1.1 million of proceeds from our employee stock purchase plan (“ESPP”) to purchase our common stock, partially offset by $5.6 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Net cash used in financing activities was $157.4 million for the fiscal year-to-date ended October 1, 2023, which was primarily consisted of $172.5 million of gross proceeds from the Convertible Senior Notes, $9.2 million of proceeds from the exercise of stock options to purchase our common stock, and $1.2 million of proceeds from our ESPP to purchase our common stock, partially offset by $17.3 million of capped call transaction costs, $5.3 million of debt issuance costs, and $3.0 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Contractual Obligations and Commitments
As of September 29, 2024, we had $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. Please see Note 8 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
In connection with our manufacturing agreement with YBS International Berhad (“YBS”), we have a cash deposit agreement with OCBC Bank (Malaysia) Berhad (“OCBC”) to collateralize $70.0 million of foreign currency term loan (the “Term Loan”) in financing for its manufacturing operations. The Term Loan is expected to be repaid within five years. As of September 29, 2024, we had no outstanding balance of the Term Loan and we had not made any deposits to OCBC for collateralization. As of September 29, 2024, we had $70.0 million on deposit in an interest-bearing account with OCBC. For more information on the variable interest entity, please see Note 13 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We lease our headquarters in Fremont, California and Malaysia, and offices in the Asia Pacific region. For the lease payment schedule, please see Note 7 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of September 29, 2024, our commitments included approximately $24.6 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 9 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
As of September 29, 2024, there is no outstanding balance of the Term Loan and no deposit was applied as a collateral for the Term Loan. See Note 8 “Borrowings” and Note 13 “Variable Interest Entity” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of September 29, 2024, we had cash, cash equivalents, restricted cash, and short-term investments totaling $202.9 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of September 29, 2024, we had $172.5 million of Convertible Senior Notes with an annual interest rate of 3.0%, which accounted for approximately 93% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the fiscal year-to-date ended September 29, 2024, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of September 29, 2024, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
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
As of September 29, 2024, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of September 29, 2024, that our disclosure controls and procedures were effective at a reasonable assurance level.
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
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended September 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•If we cannot successfully build and develop our manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, improve productivity and bring additional facilities online, we may be unable to achieve our profitability targets.
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
•Lengthy sales cycles, unpredictable safety risks and certain provisions of military and other customer contracts may negatively impact our ability to maintain and grow our customer base, which could adversely affect our business and future prospects.
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
Our roadmap to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics requires us to implement higher energy density materials for both cathodes and anodes. To successfully use these materials, we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing tolerances and techniques. It could take us longer than we anticipate to incorporate these new materials, or we might not be able to achieve certain cell performance specifications required by customers. Further, we will need to make improvements in packaging technology to achieve our energy density, cycle life, fast charge, capacity roll off and gassing metrics improvement roadmap. These improvements may not be possible, or could take longer, or be more difficult than forecasted. If we are unable to improve our packaging technology, this could reduce the performance of our products and delay the availability of products to customers, which would negatively impact our competitive potential.
We rely on a new and complex manufacturing process for our operations: achieving volume production involves a significant degree of risk and uncertainty in terms of operational performance such as yield and costs.
Although we have developed our lithium-ion battery technology, we rely heavily on a new and complex manufacturing process for the production of our lithium-ion battery cells, which has not yet been qualified to operate at large-scale manufacturing volumes. To meet our projected future demand, we believe we need to increase our manufacturing throughput and yield metrics. We expect that meeting our goals to improve throughput and yield will be a multi-quarter endeavor. We have in the past, and may in the future, experience delays in meeting these goals. In addition, it may take longer than expected to install, qualify and release the second generation (“Gen2”) manufacturing lines at our facility in Malaysia (“Fab2”) to achieve our goals for throughput and yield.

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
If we cannot successfully build and develop our manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, improve productivity and bring additional facilities online, we may be unable to achieve our profitability targets and our business will be negatively impacted and could fail.*
In May 2024, we initiated a restructuring plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia and accelerate manufacturing operations at Fab2 in Malaysia. In the second quarter of 2024, we completed site acceptance testing (“SAT”) and began production of batteries on our Agility Line, and completed factory acceptance testing (“FAT”) for our High-Volume Line in Malaysia. However, our profitability targets rely on our ability to aggressively reduce the capital costs of our production lines and implement productivity improvements. If such efficiency gains are unsuccessful, we may be unable to achieve our target margin and profitability goals. We expect that our current manufacturing lines will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand. Therefore, we anticipate bringing additional facilities online at Fab2. If we are unable to successfully build and manage such additional manufacturing lines, our business will be negatively impacted and could fail.
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

On October 29, 2024, we entered into an amendment (the “Amendment”) to the Agreement with YBS, which modified certain payment terms and responsibilities of the parties relating to, among other things, responsibility for equipment and facilities costs. Under the original Agreement, YBS and Enovix agreed to share the investment costs for the equipment for the Gen2 Line 1 and facilitation costs. Under the Amendment, we are responsible for the full $100 million initial investment for the Gen2 Line 1 equipment and facilities costs, and YBS is responsible for obtaining and managing its working capital requirements needed to provide manufacturing services under the Agreement.

Pricing under the Agreement is set on a cost-plus basis and we are subject to a minimum commitment under the Agreement, including as modified by the Amendment. Accordingly, regardless of the level of manufacturing services YBS provides to us under the Agreement, we are obligated to pay a certain threshold amount each month during the term of the Agreement. There initial ten-year term of the Agreement expires in July 2033, subject to customary termination provisions.
Our manufacturing arrangement with YBS creates risks because we will rely on YBS for manufacturing facilities, procurement, and personnel, among others. Further, manufacturing in Malaysia is subject to possible disruptions due to power outages, equipment malfunction and failures, and supply chain disruptions relating to raw materials or components, among others. Our manufacturing operations may also be adversely affected by natural disasters and climate change. Other events, including political or public health crises, may affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. As a result, in addition to disruptions to operations, our insurance premiums may increase, or we may not be able to fully recover any sustained losses through insurance. If this manufacturing arrangement does not perform as expected, it may materially and adversely affect our results of operations, financial condition and prospects.
In addition, our Agreement with YBS exposes us to significant risks and limits our control and oversight over the management of manufacturing processes, capacity constraints, delivery timetables, product quality assurance and costs. If we fail to effectively manage our relationship with YBS, or if YBS is unable to meet our manufacturing requirements in a timely manner, or if we experience delays, disruptions or quality control problems, it may materially and adversely affect our business, prospects, financial condition and results of operations.
Our operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks.*
In 2023 we acquired Routejade, a battery manufacturer in Korea, and established a research and development center in Hyderabad, India, which supports the product and manufacturing teams in our other locations. In the second half of 2024, we relocated all manufacturing activities to Malaysia and initiated entity formation activities for a subsidiary in Shenzhen, China. Following the shift of our manufacturing facilities to Malaysia and a reduction in force that primarily affected our U.S. operations, a higher percentage of our employees are located overseas, while our leadership team is primarily located in the U.S. While we are continuing to adapt to and develop strategies to address international markets and to manage our international activities and geographically diverse workforce, there is no guarantee that such efforts will have the desired effect. We have in the past and may continue to experience operational challenges associated with global business operations and a globally dispersed workforce, such as coordinating activities across multiple time zones and cultures and maintaining consistent operations standards across diverse locations. In addition, effective collaboration between R&D teams located overseas, and other parts of the organization, may be hindered by distance and cultural differences, which may have a negative impact on product innovation.
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
The occurrence of any of these risks could negatively affect our international business operations, divert management’s attention, and increase our costs, which would adversely affect our business, operating results and financial condition.
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
Any disruption in the supply of components or materials could temporarily disrupt production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, labor shortages, the effects of pandemics or other outbreaks and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Our suppliers may go into bankruptcy or receivership based on conditions associated with their business. For example, one of our equipment suppliers went into receivership in the first half of 2024, which may disrupt our production timelines, impact our ability to successfully configure the equipment to run at its target performance and limit our ability to operate our equipment. While we have made plans to operate the equipment with support from the supplier and other third party vendors, there is no assurance that we will be able to continue to operate the equipment, which may result in a disposal of this equipment.
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
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. As a result of our Routejade acquisition in October 2023, our current revenue stream is derived largely from a limited number of key customers, including military contractors. A single customer, who is a military subcontractor in South Korea, accounted for approximately 75% of our total revenue for the fiscal year 2023. Any adverse changes in the purchasing behavior, financial stability, or strategic direction of these key customers could significantly impact our revenue. The terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures. For example, we rely on a single supplier for components to manufacture products for our military customers and any disruption in the supply of components would negatively impact our ability to perform under such contracts and significantly negatively impact our revenues and profit margin. Further, should we have to replace our single supplier, or renegotiate the terms of our current supplier agreement, we may be unable to establish or obtain competitively favorable terms, which would also negatively impact our revenues and profit margin under our military customer contracts.
Moreover, the expiration, termination, or renegotiation of contracts, whether from the integration of these customers as a result of the acquisition or otherwise, could lead to uncertainty and volatility in our revenue stream. Lack of diversification increases our susceptibility to adverse events affecting our key customers. The loss of a significant customer or a substantial reduction in business volume from key accounts could have a material adverse effect on our financial performance, cash flows, and ability to fund our operations, capital expenditures, and strategic initiatives. While we may seek to mitigate the risks associated with customer concentration through diversification efforts, expanded market reach, and enhanced customer relationship management, there can be no assurance that such measures will be successful in offsetting the potential adverse impacts of customer concentration.
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
We incurred net loss attributable to Enovix of approximately $184.8 million and $154.1 million, respectively, for the fiscal year-to-date ended September 29, 2024 and October 1, 2023 and an accumulated deficit of approximately $783.6 million as of September 29, 2024. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
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
We have accelerated our manufacturing operations at Fab2 in Malaysia. In the second quarter of 2024, we completed SAT and began production of batteries on our Agility Line, and in the third quarter of 2024, shipped samples to customers. We also completed FAT for our High-Volume Line, and expect to complete SAT for our High-Volume Line by the end of 2024. We may encounter yield, material cost, performance and manufacturing process challenges to be solved when we shift into the production stage prior to volume commercial production. We are likely to encounter further engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are unable to overcome these challenges in producing our batteries, our business could fail.
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
Changes in the value of foreign currencies relative to the U.S. dollar and related changes in interest rates have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies, such as Malaysia, and in particular, Korea, where we derived a substantial portion of our revenue for fiscal year 2023, our reported international revenue has been reduced or costs associated with manufacturing increased, because foreign currencies translate into fewer U.S. dollars. As approximately all of our revenue is denominated in foreign currencies, these exchange rate fluctuations have impacted, and we expect will continue to impact, our revenue results.
Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. For example, from time to time we may experience fires at our manufacturing facilities, causing equipment damage and resulting in production delays. While we have retained industry experts and designed our factories with appropriate safety precautions to address the fire risk of manufacturing batteries and to minimize the impact of any such event, if these precautions are inadequate or an event larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver product and require additional cash to recover.

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
Our risks in this area are particularly pronounced given our lithium-ion batteries and BrakeFlowTM technology have not yet been commercially tested or mass produced. We may have to recall our battery cells, which would be time-

consuming and expensive. A product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Our insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
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
If we are unable to attract and retain key employees and qualified personnel on a global basis, our ability to compete could be harmed.*
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and from time to time, there may continue to be, changes in our management team resulting from the hiring or departure of executives and key employees, or the transition of executives within our business, which could disrupt our business. For example, three of our four executive officers joined us in 2023 and have been serving in such roles for less than two years, while other members of our management team have been with us for shorter periods of time, and we continue to develop key functions within various aspects of our business. Such changes in our executive management team or workforce may be disruptive to our business, result in a loss of knowledge and negatively impact employee morale.
If we continue to experience high turnover of, fail to implement succession plans for, or encounter difficulties associated with the transition or departure of our executive officers and key employees, or if we are unsuccessful in recruiting new personnel or in retaining and motivating existing personnel, our operations may be disrupted, which could harm our business. We are also dependent on the continued service of our other senior technical and management personnel because of the complexity of our products. Our senior management and key employees are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we will be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more of our senior management or other key employees could harm our business.
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
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal year-to-date ended September 29, 2024. In addition, we are in the process of integrating Routejade, the battery manufacturing entity we acquired in October 2023, into our existing internal controls and procedures processes. If such integration process takes longer than anticipated, or we encounter unexpected challenges, our ability to effectively report on our internal controls may be negatively impacted, If we are unable to successfully integrate Routejade, or any future acquisition, into our existing internal control over financial reporting processes in a timely manner, our ability to accurately report our financial results could be negatively impacted
Furthermore, if, in the future, we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC and other regulatory authorities and litigation from investors and stockholders, which could harm our reputation and our financial condition, and/or divert financial and management resources from our core business.
We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.
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
As discussed in the condensed consolidated financial statements, in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We incurred net loss attributable to

Enovix of $184.8 million and $154.1 million, respectively, for the fiscal years-to-date ended September 29, 2024 and October 1, 2023. As of September 29, 2024, we had an accumulated deficit of $783.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.
To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution, and the terms of these issued securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. For example, we may issue debt or equity securities under our shelf registration statement filed with the SEC in August 2023, including in an at-the-market (“ATM”) offering under our ATM facility. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures or declaring dividends. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or future revenue streams. If we incur additional debt, the debt holders, together with holders of our outstanding Convertible Senior Notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock.
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
Certain provisions in the indenture governing the Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Senior Notes will require us to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Senior Notes and/

or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs associated with these and other provisions of the indenture governing our Convertible Senior Notes may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
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
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the Nasdaq Global Select Market in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, are not predictable. A loss of investor confidence in the market for battery company stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who currently cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who currently covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. If we obtain additional coverage and any new analyst issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price could decline.
The future sales of shares by existing stockholders may adversely affect the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 177,977,204 shares of common stock outstanding as of October 28, 2024. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
Private Placement Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

In connection with the initial public offering of our predecessor entity, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), RSVAC issued and sold 6,000,000 private placement warrants (the “Private Placement Warrants”) to Rodgers Capital, LLC, which entity subsequently distributed the Private Placement Warrants to its Series B Unit holders. Each Private Placement Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. There are 5,500,000 Private Placement Warrants outstanding following the exercise of warrants by one warrant holder in July 2024.
To the extent Private Placement Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our existing common stockholders, and increase the number of our shares eligible for resale in the public market.
Sales of a substantial number of these shares in the public market, or the perception of such sales, could adversely affect the market price of our common stock. The Private Placement Warrants expire on July 14, 2026, or earlier upon redemption or liquidation, as more fully described in the Warrant Agreement, dated July 31, 2021, filed as an exhibit to our Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended September 29, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (in thousands, except per share data):

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 28, 2024	27,506	$0.06	—	—
July 29 - August 25, 2024	14,799	0.06	—	—
August 26 - September 29, 2024	1,443	0.06	—	—
Total	43,748	$0.06	—	—

(1)    We repurchased 43,748 shares from former employees for the early exercised stock options, which were unvested on the termination date, at the exercise price.
(2)     We did not have a repurchase program in place.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Amendment to Manufacturing Agreement
On October 29, 2024, we entered into an amendment (the “Amendment”) to the manufacturing agreement with YBS International Berhad (“YBS”) dated July 23, 2023 (the “Agreement”). The Agreement provides that YBS shall manufacture products specified in purchase orders and under our direction and supervision. The Amendment modifies certain payment terms and responsibilities of the parties, effective as of September 1, 2024. Pursuant to the Amendment, we are responsible for the $100 million initial investment for the Gen2 Line 1 equipment and facilities costs, YBS is responsible for obtaining and managing its working capital requirements needed to provide manufacturing services under the Agreement, the markup fee percentage is reduced, and monthly invoices under a certain threshold are subject to adjustment. The Agreement’s initial ten-year term has eight years and nine months remaining as of October 2024, after which the Agreement will automatically renew for one successive five-year period unless earlier terminated. Each party has normal and customary termination rights, including for material breach, upon mutual agreement or upon change in business circumstances.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Insider Trading Arrangements
During the quarter ended September 29, 2024, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K, other than as follows:
On August 30, 2024, Dr. Raj Talluri, Chief Executive Officer and a member of our board of directors, terminated a Rule 10b5-1 trading arrangement that had been adopted on June 12, 2024, and was intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading arrangement had provided for the sale of an aggregate of up to 639,624 shares of our common stock until January 15, 2025, or earlier if all transactions under the trading arrangement had been completed. No shares were sold under the trading arrangement.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	April 21, 2023
10.1†	Amendment No.2 to Manufacturing Agreement dated October 29, 2024, by and between Enovix Corporation and YBS International Berhad					X
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
†    The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it is (a) not material and (b) the type of information that the Registrant both customarily and actually treats as private and confidential.
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

Dated: October 30, 2024	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Farhan Ahmad
Farhan Ahmad
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)