Form 10-Q
period 2025-03-30
Enovix Corp
filed 2025-05-02
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, 192,003,858 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this Quarterly Report that are not purely historical are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance and can be identified by words such as anticipate, believe, continue, could, estimate, expect, intend, may, might, plan, possible, potential, predict, project, should, will, would and similar expressions that convey uncertainty about future events or outcomes. In addition, any statements that refer to projections, forecasts, management’s expectations, hopes, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this Quarterly Report include, without limitation, statements about:
•our future operating results, financial position, growth opportunities and guidance, and our anticipation that changes in the global trade environment do not pose a material risk to our outlook;
•our commercialization plans, strategy and product development roadmap, including the readiness, performance, timing, and customer qualification of EX-1M, EX-2M, EX-3M, EX-4M, and other battery nodes;
•our manufacturing strategy, including scale-up and operational readiness, including at Fab2 in Malaysia, our assets and facility expansion in South Korea and the anticipated benefits of the SolarEdge asset purchase, and our ability to enhance per-zone capacity and reduce switching time between configurations;
•our internal benchmarking of energy density and competitive positioning, including our ability to maintain and expand a performance lead over other silicon-doped or conventional battery architectures, and our beliefs about our competitors’ inability to achieve further energy density enhancements using these techniques due to swelling;
•customer interest, qualification activities, and expected adoption of our products across smartphone, smart eyewear, AI-powered devices, XR, handheld computing, defense, drone, IoT, and EV segments;
•our ability to enter into or expand commercial agreements, including strategic partnerships, design wins, production contracts, and potential expansion of agreements with automotive OEMs;
•the strategic value and potential for expansion of our acquired South Korea facility, and its role in supporting defense programs and Fab2 capacity;
•the impact of seasonal purchasing patterns, including defense procurement cycles;
•the impacts of tariffs, trade policies, and regional market developments on our business strategy and demand outlook;
•anticipated trends, risks, and opportunities across our addressable markets and the broader economic environment, including interest rates, inflation, currency fluctuations, and global supply chain evolution;
•the timing and ability to raise additional capital through equity, debt, or other instruments to support operations, growth initiatives, or capital expenditures;
•the impact of AI feature adoption on demand for energy-dense batteries;
•the timing and expected success of achieving technical milestones, including audits by OEMs, production ramp-up readiness, and securing purchase orders; and
•our exposure to and management of global trade risks.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Accordingly, you should not place undue reliance on any of these forward-looking statements. These forward-looking statements, and the assumptions underlying such statements, involve a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 30, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$189,874	$272,869
Short-term investments	58,281	—
Accounts receivable, net	2,897	4,566
Notes receivable, net	1,255	4
Inventory	10,483	7,664
Prepaid expenses and other current assets	7,382	9,903
Total current assets	270,172	295,006
Property and equipment, net	165,775	167,947
Customer relationship intangibles and other intangibles, net	35,205	36,394
Operating lease, right-of-use assets	12,921	13,479
Goodwill	12,217	12,217
Other assets, non-current	2,755	2,126
Total assets	$499,045	$527,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,610	$9,492
Accrued expenses	8,540	19,843
Accrued compensation	6,481	8,228
Short-term debt	10,367	9,452
Deferred revenue	6,630	3,650
Other liabilities	5,161	3,036
Total current liabilities	57,789	53,701
Long-term debt, net	169,185	169,820
Warrant liability	12,584	28,380
Operating lease liabilities, non-current	12,638	13,293
Deferred revenue, non-current	300	3,774
Deferred tax liability	8,751	8,784
Other liabilities, non-current	14	14
Total liabilities	261,261	277,766
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 191,715,117 and 190,559,335 as of March 30, 2025 and December 29, 2024, respectively	19	19
Additional paid-in-capital	1,079,904	1,067,951
Accumulated other comprehensive loss	(184)	(143)
Accumulated deficit	(844,596)	(821,086)
Total Enovix stockholders’ equity	235,143	246,741
Non-controlling interest	2,641	2,662
Total equity	237,784	249,403
Total liabilities and equity	$499,045	$527,169
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Revenue	$5,098	$5,272
Cost of revenue	4,837	7,072
Gross profit (loss)	261	(1,800)
Operating expenses:
Research and development	25,929	48,788
Selling, general and administrative	16,892	19,548
Total operating expenses	42,821	68,336
Loss from operations	(42,560)	(70,136)
Other income (expense):
Change in fair value of common stock warrants	15,796	21,120
Interest income	2,434	3,560
Interest expense	(1,716)	(1,659)
Other income, net	2,353	466
Total other income, net	18,867	23,487
Loss before income tax benefit	(23,693)	(46,649)
Income tax benefit	(162)	(152)
Net loss	(23,531)	(46,497)
Net loss attributable to non-controlling interests	(21)	(129)
Net loss attributable to Enovix	$(23,510)	$(46,368)

Net loss per share attributable to Enovix shareholders, basic and diluted	$(0.12)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	191,304,975	168,144,918
See accompanying notes to these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Net loss	$(23,531)	$(46,497)
Other comprehensive income (loss), net of tax
Change in net foreign currency translation adjustments	2	27
Net unrealized loss on available-for-sale securities	(43)	(18)
Other comprehensive income (expense), net of tax	(41)	9
Comprehensive loss	(23,572)	(46,488)
Comprehensive loss attributable to non-controlling interest	(21)	(129)
Comprehensive loss attributable to Enovix	$(23,551)	$(46,359)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 29, 2024	190,559,335	$19	$1,067,951	$(143)	$(821,086)	$246,741	$2,662	$249,403
Net loss	—	—	—	—	(23,510)	(23,510)	(21)	(23,531)
Issuance of common stock upon exercise of stock options	81,621	—	782	—	—	782	—	782
RSU vested, net of shares withheld	1,074,758	—	(1,761)	—	—	(1,761)	—	(1,761)
Vesting of early exercised stock options	—	—	1	—	—	1	—	1
Repurchase of unvested restricted common stock	(597)	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,931	—	—	12,931	—	12,931
Other comprehensive loss, net	—	—	—	(41)	—	(41)	—	(41)
Balance as of March 30, 2025	191,715,117	$19	$1,079,904	$(184)	$(844,596)	$235,143	$2,641	$237,784

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	167,392,315	$17	$857,037	$(62)	$(598,845)	$258,147	$2,956	$261,103
Net loss	—	—	—	—	(46,368)	(46,368)	(129)	(46,497)
Issuance of common stock upon exercise of stock options	43,041	—	96	—	—	96	—	96
Issuance of common stock, net of issuance costs	639,138	—	5,756	—	—	5,756	—	5,756
RSU vested, net of shares withheld	1,683,618	—	(2,223)	—	—	(2,223)	—	(2,223)
Vesting of early exercised stock options	—	—	9	—	—	9	—	9
Repurchase of unvested restricted common stock	(19,638)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,852	—	—	13,852	—	13,852
Other comprehensive income, net	—	—	—	9	—	9	—	9
Balance as of March 31, 2024	169,738,474	$17	$874,527	$(53)	$(645,213)	$229,278	$2,827	$232,105
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Cash flows used in operating activities:
Net loss	$(23,531)	$(46,497)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	8,448	24,974
Stock-based compensation	12,014	12,760
Changes in fair value of common stock warrants	(15,796)	(21,120)
Others	479	173
Changes in operating assets and liabilities:
Accounts and notes receivables	430	505
Inventory	(2,826)	2,202
Prepaid expenses and other assets	2,440	(1,809)
Accounts payable	4,420	(7,281)
Accrued expenses and compensation	(4,167)	2,845
Deferred revenue	(457)	(1,402)
Deferred tax liability	(33)	(222)
Other liabilities	1,672	(172)
Net cash used in operating activities	(16,907)	(35,044)
Cash flows from investing activities:
Purchase of property and equipment	(6,272)	(15,088)
Payment of acquisition costs	(16)	—
Purchases of investments	(58,083)	(17,066)
Maturities of investments	—	51,260
Net cash provided by (used in) investing activities	(64,371)	19,106
Cash flows from financing activities:
Proceeds from loan borrowing	—	1,800
Payments of transaction costs related to common stock issuance	(512)	—
Payroll tax payments for shares withheld upon vesting of RSUs	(1,761)	(2,222)
Proceeds from the exercise of stock options and issuance of common stock under ATM, net of issuance costs	782	5,852
Net cash provided by (used in) financing activities	(1,491)	5,430
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(228)	(541)
Change in cash, cash equivalents, and restricted cash	(82,997)	(11,049)
Cash and cash equivalents and restricted cash, beginning of period	274,691	235,123
Cash and cash equivalents, and restricted cash, end of period	$191,694	$224,074

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Supplemental cash flow disclosure:
Cash paid for interest	$128	$23
Cash paid for income taxes	39	88
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	$11,689	$15,521
The following presents our cash, cash equivalents and restricted cash by category in the Condensed Consolidated Balance Sheets:

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Cash and cash equivalents	$189,874	$222,150
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	1,820	1,924
Total cash, cash equivalents, and restricted cash	$191,694	$224,074
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Basis of Presentation
Organization
Enovix Corporation (“we,” “us,” “our,” or “Enovix” or the “Company”) was incorporated in Delaware in 2006. We design, develop, manufacture, and commercialize next generation Lithium-ion, or Li-ion, battery cells that significantly increase the amount of energy density and storage capacity relative to conventional battery cells. Our batteries’ mechanical design, or “architecture,” allows us to use high performance chemistries while enabling safety and charge time advantages. Enovix is headquartered in Silicon Valley, a region of California, with offices and facilities in Asia.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Condensed Consolidated Financial Statements
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Form 10-K”).
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the fiscal quarter ended March 30, 2025 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, valuation for inventory, valuation allowance on deferred tax assets, assumptions used in income tax provisions, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities and estimates to fair value common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through March 30, 2025 and expect to incur operating losses for the foreseeable future. As of March 30, 2025, we had working capital of $212.4 million and an accumulated deficit of $844.6 million. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for our future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended December 29, 2024, included in Part II, Item 8 of our Form 10-K.
Segment Reporting
We operate in one segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. Our Chief Executive Officer (“CEO”) has been identified as our CODM, who reviews operating results to make decisions and assesses performance for the Company as a whole. Total available cash and cash equivalents, total revenues and net loss are used by our CEO to evaluate key operating decisions, such as company strategy, and determine and allocate resources on a consolidated basis. Since we operate in one segment, all significant segment expenses and financial information required by “Segment Reporting” can be found in the condensed consolidated financial statements and the accompanying notes of the condensed consolidated financial statements.
Revenue
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our revenue consists of product revenue, resulting from the sale of lithium-ion batteries and battery pack products (“Product Revenue”), and service revenue, resulting from payments received from our customers based on executed engineering revenue contracts for the development of lithium-ion battery technology (“Service Revenue”).
Product Revenue
Product Revenue mainly relates to sales of lithium-ion batteries or battery packs. We recognize Product Revenue at a point in time when the performance obligation has been satisfied upon transfer of control of goods, which is upon product shipment, delivery or customer acceptance, depending on the applicable contract terms. For certain customized products with customer acceptance criteria specified in the contract, the performance obligation is satisfied upon our customer’s formal acceptance.
For the fiscal quarters ended March 30, 2025 and March 31, 2024, our product revenue were $5.1 million and $5.3 million, respectively. Of our total product revenue for the fiscal quarters ended March 30, 2025 and March 31, 2024, approximately 47% and 42%, respectively, were from South Korea based on the billing location of the customers.
Service Revenue
We did not recognize Service Revenue for either of the fiscal quarters ended March 30, 2025 and March 31, 2024.
Income Tax
In accordance with the Accounting Standards Update (“ASU”) 740-270, Income Taxes - Interim Reporting, issued by Financial Accounting Standards Board (“FASB”) for interim reporting for income tax, we calculate our income tax provision using the annualized effective tax rate method. For both fiscal quarters ended March 30, 2025 and March 31, 2024, we had immaterial amounts of income tax benefits. Our effective tax rate differs from the statutory tax rate primarily due to valuation allowances on the U.S. operations, and a mix of income and losses among foreign jurisdictions.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve the reportable segment disclosure requirements. The amendments require disclosure of significant segment expenses that are regularly provided to the CODM, one or more measures of segment profit or loss, and other segment items on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.
We adopted this ASU for our fiscal year 2024 annual financial statements and interim financial statements beginning in the first quarter of fiscal year 2025. The adoption of ASU 2023-07 did not change the way that we identify our reportable segment. Please see “Segment Reporting” above for our interim segment reporting disclosure.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which expanded the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the annual reporting periods beginning December 15, 2024, with early adoption permitted. As ASU 2023-09 only has an impact to our financial statement disclosures, we do not expect this ASU to have a significant impact to our consolidated financial statements and plan to adopt this ASU in our Annual Report on Form 10-K for the fiscal year ending December 28, 2025.
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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of March 30, 2025 and December 29, 2024, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of March 30, 2025 and December 29, 2024, we had cash and cash equivalents of $189.9 million and $272.9 million, respectively.
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of March 30, 2025 and December 29, 2024 (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of March 30, 2025
Assets:
Cash equivalents:
Money Market Funds	$82,947	$—	$—	$82,947
Corporate Notes and Debt Securities	—	10,721	—	10,721
Short-term investments:
U.S. Treasuries	—	22,785	—	22,785
Corporate Notes and Debt Securities	—	32,551	—	32,551
U.S. Government Agency Debt Securities	—	2,945	—	2,945
Total assets measured at fair value	$82,947	$69,002	$—	$151,949

Liabilities:
Private Placement Warrants	$—	$—	$12,584	$12,584

As of December 29, 2024
Assets:
Cash equivalents:
Money Market Funds	$102,574	$—	$—	$102,574

Liabilities:
Private Placement Warrants	$—	$—	$28,380	$28,380
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments
As of March 30, 2025
Money Market Funds	$82,947	$—	$—	$82,947	$82,947	$—
U.S. Treasuries	22,792	—	(7)	22,785	—	22,785
Corporate Notes and Debt Securities	43,307	—	(35)	43,272	10,721	32,551
U.S. Government Agency Debt Securities	2,946	—	(1)	2,945	—	2,945
Total	$151,992	$—	$(43)	$151,949	$93,668	$58,281

As of December 29, 2024
Money Market Funds	$102,574	$—	$—	$102,574	$102,574	$—
Total	$102,574	$—	$—	$102,574	$102,574	$—

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 30, 2025 and December 29, 2024, the short-term investments had contractual maturity due within one year.
Private Placement Warrants
Our liabilities are measured at fair value on a recurring basis, including warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $11.50 per share on December 5, 2021. As of both periods ended March 30, 2025 and December 29, 2024, we had 5,500,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $2.29 per share as of March 30, 2025. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

	As of
Private Placement Warrants	March 30, 2025	March 31, 2024
Fair value as of the beginning of the fiscal year	$28,380	$42,900
Change in fair value	(15,796)	(21,120)
Fair value as of the end of the fiscal quarter	$12,584	$21,780
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of March 30, 2025	Private Placement Warrants Outstanding as of December 29, 2024
Expected term (in years)	1.3	1.5
Expected volatility	95.4%	95.0%
Risk-free interest rate	4.0%	4.3%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of March 30, 2025, the fair value of the convertible senior notes was approximately $145.2 million. As of March 30, 2025, our long-term loans are approximately close to their carrying value of $0.6 million.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of March 30, 2025 and December 29, 2024, consisted of the following (in thousands).

	March 30, 2025	December 29, 2024
Machinery and equipment	$118,256	$112,635
Building and leasehold improvements	33,951	33,658
Office equipment and software	5,781	5,411
Furniture and fixtures	16,939	16,821
Land	1,433	1,433
Construction in process	16,951	18,990
Total property and equipment	193,311	188,948
Less: accumulated depreciation	(27,536)	(21,001)
Property and equipment, net	$165,775	$167,947
The following table summarizes the depreciation and amortization expenses related to property and equipment, which are recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations (in thousands).

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Depreciation expense	$6,660	$23,799
In connection with our strategic realignment in 2023, we recognized accelerated depreciation expenses of approximately $18.4 million for Fab1 equipment in the first quarter of 2024, of which approximately $18.3 million and $0.1 million were recorded as research and development expense, and selling, general and administrative expense, respectively, in the Condensed Consolidated Statements of Operations. We did not record any accelerated depreciation expenses in the first quarter ended March 30, 2025.
Note 5. Inventory
Inventory consists of the following components (in thousands).

	March 30, 2025	December 29, 2024
Raw materials	$3,593	$3,616
Work-in-process	5,518	2,989
Finished goods	1,372	1,059
Total inventory	$10,483	$7,664
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
As of both March 30, 2025 and December 29, 2024, we had an immaterial amount of inventory reserve, including excess or obsolete inventory reserve.
Note 6. Leases
We have operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2024 and 2030, some of which include options to extend the leases for up to five years.
The components of lease costs were as follows (in thousands):

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Operating lease cost	$1,112	$879
Supplemental lease information:

	As of
Operating leases	March 30, 2025	December 29, 2024
Weighted-average remaining lease term	4.8 years	5.0 years
Weighted-average discount rate	8.5%	8.5%
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,185	$828
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of March 30, 2025 (in thousands).

Operating leases
2025 (remaining 9 months)	$2,818
2026	3,753
2027	3,795
2028	3,856
2029	2,765
Thereafter	1,099
Total	18,086
Less: imputed interest	(2,738)
Present value of lease liabilities	$15,348

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Borrowings
Short-Term Debt
Our asset secured loans have fixed and floating interest rates with various maturity dates. From time to time, we renew our short-term loans once they reach the maturity dates. The current portion of long-term loans is recorded as short-term debt based on time remaining until maturity. As of March 30, 2025, short-term debt was $10.4 million, which comprised of $10.2 million of short-term loans with less than one-year term and $0.2 million of the current portion of long-term loans. As of December 29, 2024, short-term debt was $9.5 million, which comprised of $9.3 million of short-term loans with less than one-year term and $0.2 million of the current portion of long-term loans. As of March 30, 2025 and December 29, 2024, the weighted average interest rates on the short-term loans were approximately 5.1%. and 5.2%, respectively.
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

			As of
	Annual Interest Rate	Maturity Date	March 30, 2025	December 29, 2024

Convertible Senior Notes	3.0%	May 1, 2028	$172,500	$172,500
Long-term loans
Floating rate	3.4%	June 30, 2027	283	283
Floating rate	3.4%	June 30, 2028	340	340
Fixed rate	5.2%	February 3, 2026	—	914
Total Convertible Senior Notes and other borrowings			173,123	174,037
Less: unamortized debt issuance costs			(3,768)	(4,047)
Long-term debt			169,355	169,990
Current portion of long-term debt			(170)	(170)
Long-term debt, net			$169,185	$169,820
Long-term Loans
Our long-term loans bear interest at either fixed or floating rates, as indicated in the table above. As of March 30, 2025, total long-term loans outstanding was $0.6 million, including a current portion of the long-term loans of $0.2 million. As of December 29, 2024, total long-term loans outstanding was $1.5 million, including a current portion of the long-term loans of $0.2 million.
Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”), including $10.0 million principal amount of the Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of both periods ended March 30, 2025 and December 29, 2024, total outstanding Convertible Senior Notes was $172.5 million.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fiscal Quarter Ended
	March 30, 2025	March 31, 2024
Coupon interest	$1,294	$1,294
Amortization of debt issuance costs	280	270
Total interest expense on Convertible Senior Notes	1,574	1,564
Loan interest	142	95
Total interest expenses related to Convertible Senior Notes and loans	$1,716	$1,659

As of March 30, 2025 and December 29, 2024, we had $2.2 million and $0.9 million of accrued interest liability, respectively.
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

March 30, 2025
2025 (remaining 9 months)	$170
2026	226
2027	170
2028	172,557
Total gross amount of long-term debt	$173,123
Note 8. Commitments and Contingencies
Purchase Commitments
As of March 30, 2025 and December 29, 2024, our commitments included approximately $3.5 million and $17.4 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 6 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 7 “Borrowings” for more details.
Performance Obligations
As of March 30, 2025, we had $6.9 million of performance obligations, which comprised of total deferred revenue and customer order deposits. We currently expect to recognize approximately 96% of deferred revenue as revenue within the next twelve months.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
outstanding legal matters are inherently unpredictable and subject to uncertainties. While there can be no assurance of favorable outcome of these legal matters, we currently believe that the outcome of these matters will not have a material adverse effect on our results of operations, liquidity or financial position.

Former Employee Class Action Lawsuit
In 2023, a former employee filed two complaints against Enovix. The first complaint asserted a putative class action, alleging various wage and hour violations, and individual claims alleging constructive discharge and adverse employment actions. The second complaint asserted claims under California’s Private Attorney General Act (“PAGA”) for alleged wage and hour violations. The cases are captioned Kody Walker v. Enovix Corporation, 23CV028923 and 23CV039290 (the “Walker Complaints”). The Walker Complaints were consolidated in April 2024. In November 2024, the parties entered into settlement agreements resolving the individual and PAGA claims, and plaintiff dismissed without prejudice the putative class action claims. The court approved a final settlement in March 2025.
Securities Class Action Complaint
In January 2023, purported Company stockholders filed securities class action complaints in the U.S. District Court for the Northern District of California against Enovix and certain of its current and former officers and directors (collectively, the “defendants”). The complaints, which were later consolidated, allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, relating to alleged material misstatements or omissions in public statements related to our manufacturing scale-ups and testing of new equipment. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint, In re Enovix Corp. Securities Litigation, Case No. 23-cv-00071-SI (N.D. Cal.), was filed on July 7, 2023. The consolidated complaint alleges substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment.
On January 30, 2024, the court granted the defendants’ motion to dismiss the consolidated complaint. Plaintiffs subsequently filed a second amended complaint on March 19, 2024. On July 23, 2024, the court granted in part and denied in part defendants’ motion to dismiss the second amended complaint. The plaintiffs seek unspecified damages, interest, fees and costs on behalf of a putative class of persons and entities that purchased and/or acquired shares of Enovix or its predecessor entity’s common stock between August 10, 2021 and October 3, 2023.
We and the other defendants intend to continue to vigorously defend against the remaining claims in this action. In September 2024, we received two Section 220 demands for corporate books and records related to this matter, which could result in separate proceedings. In November 2024, a related derivative lawsuit was filed in Alameda County, California, which lawsuit has been stayed pending resolution of the securities action.
Based on information currently available, we have not recorded a liability related to these matters in our condensed consolidated financial statements as of March 30, 2025, because we cannot reasonably estimate the amount or range of potential losses.
Guarantees and Indemnifications
In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. In addition, we purchased performance bonds for guarantee of our performance obligations for certain projects. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
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

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(23,510)	$(46,368)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic and diluted	191,304,975	168,144,918

Net loss per share of common stock:
Basic and diluted	$(0.12)	$(0.28)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Stock options outstanding	1,656,430	2,514,254
Restricted stock units and performance restricted stock units outstanding	10,292,573	9,726,554
Assumed conversion of Convertible Senior Notes	11,053,800	11,053,800
Private Placement Warrants outstanding	5,500,000	6,000,000
Employee stock purchase plan estimated shares	238,368	442,146
Note 10. Stock-based Compensation
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

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024
Cost of revenue	$121	$—
Research and development	6,355	6,554
Selling, general and administrative	5,538	6,206
Total stock-based compensation expense	$12,014	$12,760
For the fiscal quarter ended March 31, 2024, we capitalized $0.4 million of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. For the fiscal quarter ended March 30, 2025, there was no capitalized stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, we accrued an immaterial amount of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of March 30, 2025.
As of March 30, 2025, there was approximately $88.1 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.9 years. As of March 30, 2025, there was approximately $0.4 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.1 years.
Stock Option Activity
The following table summarizes stock option activities for the fiscal quarter ended March 30, 2025 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of December 30, 2024	1,751,118	$10.05
Exercised	(81,621)	9.58		$350
Forfeited	(13,067)	9.27
Balances as of March 30, 2025	1,656,430	$10.08	6.1	$273

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of March 30, 2025 represents the value of our closing stock price at $7.48 on the last trading day of the quarter ended March 30, 2025 in excess of the exercise price multiplied by the number of options outstanding.

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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Early Exercise of Options
As of March 30, 2025, 15,384 shares remained subject to our right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of March 30, 2025 was immaterial and was recorded in other current and non-current liabilities in the Condensed Consolidated Balance Sheet.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal quarter ended March 30, 2025 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of December 30, 2024	11,154,455	$9.61	2,017,646	$7.71
Granted	669,157	10.38	—	—
Vested	(1,245,929)	9.55	(209,129)	8.39
Forfeited	(965,160)	10.74	(1,128,467)	7.76
Issued and unvested shares outstanding as of March 30, 2025	9,612,523	$9.56	680,050	$7.39
Note 11. Restructuring Costs
2024 Restructuring Plan
In May 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) designed to reduce operating costs and support our strategic goals. The restructuring liability was included in Other current liability on our Condensed Consolidated Balance Sheets. The 2024 Restructuring Plan was substantially complete in fiscal year 2024. As of December 29, 2024, we had $0.4 million of the restructuring liability and majority of the restructuring liability was paid in cash during the first quarter of 2025. As of March 30, 2025, we had an immaterial balance of restructuring liability on our Condensed Consolidated Balance Sheets.
Note 12. Related Party Transactions
Employment Relationship
As of March 30, 2025, we employed one family member of our CEO, who assists with sales in North America.
Affiliate Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, our Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on our Condensed Consolidated Balance Sheets. For fiscal quarters ended March 30, 2025 and March 31, 2024, we recorded $0.1 million for each respective quarter, of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations. See Note 7 “Borrowings” for more information.
Note 13. Subsequent Event
On April 1, 2025, we entered into an asset transfer agreement for the acquisition of battery cell manufacturing assets from SolarEdge, located in South Korea, for a cash purchase consideration of $10.0 million. These assets include a

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
battery cell manufacturing facility with approximately 330,000 square feet, land and certain machinery and equipment, which currently have certain liens associated with them. The seller is responsible for clearing these liens, which are currently pending for the government approval to release. We are in the process of evaluating the purchase accounting of this acquisition. We believe this acquisition will expand our manufacturing footprint, expedite scaled production and better position us to meet growing demand in the defense industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of March 30, 2025 and for the fiscal quarter ended March 30, 2025 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Key Trends, Opportunities and Uncertainties
As we are a growing global company, we are closely monitoring evolving changes in the macroeconomic environment, including inflationary pressures, tariffs, interest rates, and market volatility, that may have potential impacts to our operations.
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
Q1 2025 Highlights:
Following is a summary of the activities in the first quarter of 2025:
•Revenue: Our revenue for the fiscal quarter ended March 30, 2025 was $5.1 million. We also secured bookings on defense orders from customers in South Korea which support revenue growth into the second half of 2025.
•Manufacturing Readiness: Our high-volume production facility (“Fab2”) in Penang, Malaysia completed an ISO 9001:2015 audit with minor findings. In addition, we concluded first customer audits of both Fab2 and our Korea facility.
•Product Development: We commenced development of smartphone battery cells using the planned commercial product design early this year and scheduled to have the first delivery of samples for product qualifications in the second quarter of this year.
•Product Samples: We delivered a significant larger quantity of XR battery samples to one of our lead customers for extended testing and system-level integration. These battery packs, assembled in our South Korea facility using custom cells produced from Fab2, will support the customer’s ongoing evaluation ahead of volume qualification.
•Acquisition in South Korea: We entered into an asset transfer agreement for the acquisition of battery cell manufacturing assets from SolarEdge in South Korea for a cash purchase consideration of $10.0 million on April 1, 2025. We believe this acquisition will expand our manufacturing footprint, expedite scaled production and better position us to meet growing demand in the defense industry. Please see Note 13 “Subsequent Event” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.

Market Focus and Market Expansion
We are focused on five strategic market sectors: Smartphone, Internet of Things (“IoT”), Computing, Defense and Electric Vehicles (“EVs”).
We prioritize large, high-value markets, such as smartphones and smart eyewear, where the need for higher energy density commands a premium. We believe that the surge in AI-enabled smartphones and the emerging AI-enabled smart eyewear market have validated our strategy and driven significant pull for our products. We are confident that our go-to-market strategy positions us on an expedient path to profitability while maintaining a competitive edge in innovation.
Commercialization
We approach our commercialization strategy by identifying customer requirements and determining where our battery architecture will offer the greatest value.
We met our top objectives for the quarter – passing the third milestone for our lead smartphone customer agreement, finalizing the chemistry, obtaining the precise smartphone cell dimensions, and commencing development of the final samples to be used in the qualification process this summer.
We continue to be actively engaged with other smartphone original equipment manufacturers (“OEMs”) to ensure a rapid ramp once we are established in the market. Progress continues with our two marquee smart glasses customers, one of which received their unique battery samples this quarter, aligned with their product development schedules.
In the EV space, we achieved key milestones that we believe significantly improved the likelihood of expanding our commercial agreement with one of our two OEM partners, who are highly committed to electrification, later this year.
Product Development
Our product development strategy is tightly aligned with the goals of meeting the market needs of higher energy density, cycle life, and fast charge while maintaining safety.
We advanced our own electrochemistry with the EX-2M silicon battery product, a follow on to the EX-1M product with greater energy density and fast charge potential, which we believe will solidify our leadership position through 2026. To further extend what we believe is our established leadership position, we finalized the design specification of EX-3M, which incorporates a significant architectural enhancement projected to deliver more than a 30% capacity advantage compared to premium solutions available today. We anticipate a similar performance leap with the development of our EX-4M silicon battery product.
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
Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time. Additional regulations, if adopted, could result in additional operating costs associated with compliance.
Components of Results of Operations
Revenue
We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenue consists of product revenue, resulting from the sale of lithium-ion batteries. and battery pack products (“Product Revenue”), and service revenue, resulting from payments received from our customers based on executed engineering revenue contracts for the development of lithium-ion battery technology (“Service

Revenue”). We did not recognize any Service Revenue during either of the fiscal quarters ended March 30, 2025 and March 31, 2024.
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
To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility, and materials and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will continue to increase for the foreseeable future as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We have research and development teams in the U.S., Malaysia, South Korea and India.
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
We are expanding our personnel headcount to support the ramping up of commercial manufacturing. Accordingly, we expect our selling, general and administrative expenses to continue to increase in the near term.

Other Income (Expense)
Other income and expense primarily consists of dividend income, interest income, interest expense, foreign currency transaction gain or loss, one-time income resulting from import duty forgiveness, and fair value adjustments for outstanding common stock warrants.
Income Tax Expense (Benefit)
Our income tax provision consists of an estimate for U.S. federal, state and foreign income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not. We are subject to foreign statutory taxation for our international operations.
Results of Operations
Comparison of Fiscal Quarter Ended March 30, 2025 to Fiscal Prior Year's Quarter Ended March 31, 2024
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024	Change ($)	% Change
Revenue	$5,098	$5,272	$(174)	(3)%
Cost of revenue	4,837	7,072	(2,235)	(32)%
Gross profit (loss)	261	(1,800)	2,061	(115)%
Operating expenses:
Research and development	25,929	48,788	(22,859)	(47)%
Selling, general and administrative	16,892	19,548	(2,656)	(14)%
Total operating expenses	42,821	68,336	(25,515)	(37)%
Loss from operations	(42,560)	(70,136)	27,576	(39)%
Other income (expense):
Change in fair value of common stock warrants	15,796	21,120	(5,324)	(25)%
Interest income	2,434	3,560	(1,126)	(32)%
Interest expense	(1,716)	(1,659)	(57)	3%
Other income, net	2,353	466	1,887	N/M
Total other income, net	18,867	23,487	(4,620)	(20)%
Loss before income tax benefit	(23,693)	(46,649)	22,956	(49)%
Income tax benefit	(162)	(152)	(10)	7%
Net loss	$(23,531)	$(46,497)	$22,966	(49)%
N/M – Not meaningful
Revenue
Revenue for the fiscal quarter ended March 30, 2025 was $5.1 million, which remained relatively flat as compared to $5.3 million of revenue in the same period last year. Our revenues were primarily generated from our product shipments to South Korea defense contractors and consumer electronics customers. Of the total revenue recognized for the fiscal quarters March 30, 2025 and March 31, 2024, $2.1 million and $1.9 million of revenue, respectively, resulted from sales to one South Korean defense contractor.
Cost of Revenue
Cost of revenue for the fiscal quarter ended March 30, 2025 was $4.8 million, compared to $7.1 million during the fiscal quarter ended March 31, 2024. The decrease in cost of revenue of $2.2 million, or 32%, was primarily attributable to the non-recurring inventory step-up amortization of $1.9 million, which was recorded in the first quarter of 2024 in connection with the acquisition of Routejade. There was no similar charge in the first fiscal quarter of 2025. The remainder of the decrease was a result of lower manufacturing costs associated with the products sold in the fiscal quarter ended March 30, 2025 as compared to the fiscal quarter ended March 31, 2024.
Research and Development Expenses
Research and development (“R&D”) expenses for the fiscal quarter ended March 30, 2025 were $25.9 million, compared to $48.8 million during the fiscal quarter ended March 31, 2024. The decrease of $22.9 million, or 47%, was primarily attributable to $18.3 million of a one-time accelerated depreciation in connection with the 2023 restructuring plan, which was recorded in the first quarter of 2024. There was no similar expense recorded in the fiscal quarter ended March 30, 2025. In addition, there was a $6.0 million net decrease in salaries, employee benefits and stock-based compensation expenses primarily due to lower headcount in the U.S resulting from cost reduction initiatives in 2024, the 2024 Restructuring Plan, and a $1.8 million decrease in materials and tooling, partially offset by a $1.4 million increase in machinery and equipment charges, $1.0 million increase in technology and facilities costs and increases in other miscellaneous expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal quarter ended March 30, 2025 were $16.9 million, compared to $19.5 million during the fiscal quarter ended March 31, 2024. The decrease of $2.7 million, or 14%, was primarily attributable to a $2.3 million net decrease in salaries, employee benefits and stock-based compensation expenses, which was mainly due to lower headcount in U.S. resulted from the 2024 Restructuring Plan last fiscal year.
Change in Fair Value of Common Stock Warrants
The changes in fair value of common stock warrants of $15.8 million and $21.1 million for the fiscal quarters ended March 30, 2025 and March 31, 2024, respectively, were attributable to a decrease in the fair value of the outstanding Private Placement Warrants. The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price at the end of each respective quarter.
Interest Income
Interest income for the fiscal quarter ended March 30, 2025 was $2.4 million, compared to $3.6 million for the fiscal quarter ended March 31, 2024. The decrease of $1.1 million was primarily due to the fact that we received lower dividend income and interest income as a result of lower interest rates and lower cash balance for the fiscal quarter ended March 30, 2025 as compared to the fiscal quarter ended March 31, 2024.
Other income, net
Other income, net for the fiscal quarter fiscal ended March 30, 2025 was $2.4 million, compared to $0.5 million for the fiscal quarter ended March 31, 2024. The increase of $1.9 million was primarily due to the fact that we had a one-time import duty forgiveness of $2.4 million in the current quarter, partially offset by higher foreign currency loss resulting from the weakening of the U.S. dollar as compared to the fiscal quarter ended March 31, 2024.
Liquidity and Capital Resources
As of March 30, 2025, we had cash, cash equivalents, restricted cash, and short-term investments of $250.0 million, working capital of $212.4 million and an accumulated deficit of $844.6 million. Our cash equivalents and short-term investments primarily consist of U.S. government agency securities, U.S. Treasuries, money market mutual funds, and corporate notes and debt securities.

Material Cash Requirements
We use cash to fund operations, meet working capital requirements and fund our capital expenditures. For the remainder of fiscal year 2025, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our operations.
For the fiscal quarter ended March 30, 2025, we used $6.3 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.
We have incurred operating losses and negative cash flows from operations since inception through March 30, 2025 and expect to incur operating losses in the near future. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, projected revenues and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Quarters Ended
	March 30, 2025	March 31, 2024	Change ($)
Net cash used in operating activities	$(16,907)	$(35,044)	$18,137
Net cash provided by (used in) investing activities	(64,371)	19,106	(83,477)
Net cash provided by (used in) financing activities	(1,491)	5,430	(6,921)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(228)	(541)	313
Change in cash, cash equivalents, and restricted cash	$(82,997)	$(11,049)	$(71,948)
Fiscal Quarter Ended March 30, 2025 Compared to Prior Year Fiscal Quarter Ended March 31, 2024
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of operating expenses. We continue to increase hiring for employees and materials in supporting the ramping up of commercial manufacturing. We expect our cash used in operating activities to increase before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.
Net cash used in operating activities was $16.9 million for the fiscal quarter ended March 30, 2025. Net cash used in operating activities consisted of net loss of $23.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $15.8 million, stock-based compensation expense of $12.0 million, and depreciation and amortization expense, net of accretion of $8.4 million.
Net cash used in operating activities was $35.0 million for the fiscal quarter ended March 31, 2024. Net cash used in operating activities consisted of net loss of $46.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $21.1 million, stock-based compensation expense of $12.8 million, and depreciation and amortization expense, net of accretion of $25.0 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment, as well as short-term investment activities. We expect the costs to acquire property and equipment to increase in the future as we continue to build-out and develop our battery manufacturing production capabilities in Malaysia, including our Fab2 facility in Malaysia, and in South Korea. Net cash used in investment activities was $64.4 million for the fiscal quarter ended March 30, 2025, which primarily consisted of $6.3 million of equipment purchases and $58.1 million of short-term investment purchases.
Net cash provided by investing activities for the fiscal quarter ended March 31, 2024 was $19.1 million, which primarily consisted of maturities of $51.3 million of short-term investments, which was partially offset by $15.1 million of equipment purchases and $17.1 million of short-term investment purchases.
Financing Activities
Net cash used in financing activities was $1.5 million for the fiscal quarter ended March 30, 2025, which primarily consisted of $1.8 million of payroll tax payments for shares withheld upon vesting of restricted stock units and $0.5 million of transaction costs related to a secondary offering in the fourth quarter of 2024, partially offset by $0.8 million of proceeds from the exercise of stock options to purchase our common stock.
Net cash used in financing activities was $5.4 million for the fiscal quarter ended March 31, 2024, which primarily consisted of $1.8 million of gross proceeds from the borrowings of loans, $5.9 million of proceeds from the issuance of our common stock through an ATM offering and proceeds from exercise of stock options to purchase our common stock, partially offset by $2.2 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Contractual Obligations and Commitments
As of March 30, 2025, we had $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. In addition, we had $10.8 million of asset secured loans, of which $10.4 million are classified as short-term debt on our Condensed Consolidated Balance Sheet as of March 30, 2025. Please see Note 7 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We lease our headquarters in Fremont, California, our Fab2 production facility in Penang, Malaysia, and offices in India and China. For the lease payment schedule, please see Note 6 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of March 30, 2025, our commitments included approximately $3.5 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 8 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
In April 2025, we paid $10.0 million in cash in connection with the recent purchase of battery cell manufacturing assets from SolarEdge. Please see Note 13 “Subsequent Event” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for additional information regarding this acquisition.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment, the valuation allowance on deferred tax assets, valuation of goodwill and intangible assets, assumptions used in stock-based compensation and estimates to fair value of the Private Placement Warrants. Certain accounting policies have a more significant impact on our condensed consolidated financial statements due to the size of the financial statement elements and prevalence of their application.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of March 30, 2025, we had cash, cash equivalents, restricted cash, and short-term investments totaling $250.0 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, U.S. government agency securities, U.S. Treasuries, money market mutual funds, and corporate notes and debt securities. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of March 30, 2025, we had $172.5 million of Convertible Senior Notes with an annual interest rate of 3.0%, which accounted for approximately 94% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the fiscal quarter ended March 30, 2025, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of March 30, 2025, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
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
As of March 30, 2025, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of March 30, 2025, that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended March 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•We have a concentration of customer accounts in the defense sector, and key market sectors such as smartphones and smart eyewear; dependence on these customer accounts may create a risk to our financial stability.
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
Our operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks, as well as risks relating to geopolitical tensions and conflicts, including changes to trade policies and regulations.*
In 2023 we acquired Routejade, a battery manufacturer in South Korea, and established a research and development center in Hyderabad, India, which supports the product and manufacturing teams in our other locations. In the second half of 2024, we relocated all manufacturing activities to Malaysia and established a subsidiary in Shenzhen, China. In April 2025, we acquired a second manufacturing facility and related assets in South Korea. As of the end of 2024, following the shift of our manufacturing facilities to Malaysia and a reduction in force that primarily affected our U.S. operations, a higher percentage of our employees and a significant portion of our business operations are located overseas, while our leadership team is primarily located in the U.S. Additionally, relationships with customers and potential customers outside of the U.S. accounted for a significant portion of our revenues during 2024.
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

The current geopolitical climate and certain actions by the U.S. administration in 2025 has created uncertainty regarding and fluctuations in trade policies, and our operations and business are subject to these uncertainties given the extent of our international operations and dependencies on international supply chains and access to international employees. These factors and risks could negatively affect our international business operations, increase the difficulty or cost of selling our products in (or restrict our access to) certain foreign markets, divert management’s attention, and increase our costs, which would adversely affect our business, operating results, growth prospects and financial condition.
Changes in global trade policies, including the imposition of new and higher tariffs or the imposition of other barriers to international trade, could have a material adverse effect on our revenues and operating results.*
The United States has recently imposed or proposed significant new tariffs on a large number of products and components imported into the U.S. and could propose additional tariffs or increases to those already in place. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. While the United States has exempted certain technology products, the tariffs that remain in place, and certain reciprocal tariffs in effect between China and the U.S. for example, could cause the costs of our products to increase and the demand for our products to decrease. Further, tariffs, trade restrictions and other protectionist measures could restrict our ability to source components or raw materials.
Due to our international operations, we face heightened risks relating to trade policies and disputes that result in increased tariffs, trade barriers, retaliatory tariffs and other trade restrictions and protectionist measures. There is broad uncertainty regarding the timing, content and extent of global trade policy changes in the U.S. and abroad, including the extent of retaliatory actions, and we cannot predict the impact, if any, that these changes will have on our business, financial condition and results or operations.
Given this dynamic and uncertain environment, it is not possible to know with any degree of certainty what the negative direct and indirect consequences of tariffs could be on our business financial results. We believe the direct impact of tariffs on our business is likely to be manageable given the location of our international operations in Malaysia, India and South Korea; however, the indirect effects of U.S. tariffs on products containing our batteries could be significant.
We may not be able to source or establish supply relationships for necessary components and raw materials, or we may be required to pay costs for components and raw materials that are more expensive than anticipated, including as a result of trade barriers, trade sanctions, export restrictions, tariffs, embargoes or shortages and other general economic or political conditions, which could delay the introduction of our products and negatively impact our business.*
We rely on third-party suppliers for components necessary to develop and manufacture our lithium-ion batteries, including key supplies, such as our anode, cathode, electrolyte, and separator materials. If we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, or delays in providing or developing the necessary materials, or cease providing or developing the necessary materials, we could experience delays in delivering on our timelines.
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
Currency fluctuations, trade barriers, trade sanctions, export restrictions, tariffs, embargoes or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, the recent tariffs imposed by the U.S. and reciprocal tariffs imposed or proposed by China and the tension in U.S.-China trade relations has created uncertainty in our industry and may negatively affect certain of our suppliers. It is difficult to predict what further trade-related actions governments may take and our business may be negatively impacted if we are unable to quickly and effectively react to such actions. In particular, our facilities are located in Malaysia, India and South Korea and our products require materials and equipment manufactured outside these countries, including China. If such materials and equipment do not fall under any exemption to the newly imposed tariffs or reciprocal tariffs, or if other trade barriers or restrictions are imposed, it could materially impact our ability to obtain materials on commercially reasonable terms.
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
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. For example, in October 2023 we initiated a strategic realignment of Fab1 in Fremont to refocus the facility from a manufacturing hub to a facility focused on new product development, which resulted in a plan of workforce reduction. We subsequently accelerated our manufacturing operations in Malaysia and discontinued manufacturing operations at our Fab1 facility beginning in May 2024, resulting in a second plan of workforce reduction. We incurred significant restructuring charges associated with equipment disposals in connection with the relocation of manufacturing operations from Fab1 in California, to Fab2 in Malaysia, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives. There can be no assurance that any restructuring plans and initiatives, including the 2024 Restructuring Plan, as defined and further discussed in Note 11 “Restructuring Costs” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, will be successful in managing our operating expenses. Any restructuring plans may adversely affect our operations and ability to recruit and retain skilled and motivated personnel, result in a loss of continuity and accumulated knowledge, or inefficiency during the transition period, and will likely require a significant amount of employees’ time and focus, all of which may divert attention away from operating and growing our business. For more information on our restructuring plans, see Note 11 “Restructuring Costs” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our cell architecture is different than other batteries and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to smartphone, IoT, smart eyewear, action cameras, portable gaming and smartwatches. In addition, we have limited historical data on the performance and reliability of our batteries over time. If our batteries fail unexpectedly in the field, such failures could result in significant warranty costs and/or reputational harm. For example, the electrodes and separator structure of our battery are different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes, leading our batteries to fail and cause a safety event in the field, which could further result in the failure of our end customers’ products as well as the loss of life or property. Any safety event in the field, but in particular, one in which the end product failure results in significant loss, could result in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to the reputational harm that results. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.
We have a concentration of customer accounts in the defense sector, and key market sectors such as smartphones and smart eyewear; dependence on these customer accounts may create a risk to our financial stability.*
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. As a result of our Routejade acquisition in October 2023, our current revenue stream is derived largely from a limited number of key customers, including defense contractors. A single customer, who is a defense subcontractor in South Korea, accounted for approximately 50% of our total revenue for the fiscal year 2024. Any adverse changes in the purchasing behavior, financial stability, or strategic direction of these key customers could significantly impact our revenue. The terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures. For example, we rely on certain significant customer accounts in the smartphone and smart eyewear markets.
Further, we rely on a single supplier for components to manufacture products for our defense customers and any disruption in the supply of components would negatively impact our ability to perform under such contracts and significantly negatively impact our revenues and profit margin. Should we have to replace our single supplier, or renegotiate the terms of our current supplier agreement, we may be unable to establish or obtain competitively favorable terms, which would also negatively impact our revenues and profit margin under our defense customer contracts.
Moreover, the expiration, termination, or renegotiation of contracts, whether from the integration of these customers as a result of the acquisition or otherwise, could lead to uncertainty and volatility in our revenue stream. Lack of diversification increases our susceptibility to adverse events affecting our key customers in the defense sector and smartphone and smart eyewear markets, among others. The loss of a significant customer or a substantial reduction in business volume from key accounts could have a material adverse effect on our financial performance, cash flows, and ability to fund our operations, capital expenditures, and strategic initiatives. While we may seek to mitigate the risks associated with customer concentration through diversification efforts, expanded market reach, and enhanced customer relationship management, there can be no assurance that such measures will be successful in offsetting the potential adverse impacts of customer concentration.
In addition, government contracts associated with customers in the defense sector may be subject to procurement laws relating to the award, administration and performance of those contracts. Additionally, governmental entities are variously pursuing policies that may affect our ability to sell our products and services. Changes in government procurement policy, priorities, regulations, technology initiatives and/or technical and compliance requirements may negatively impact our ability to continue to earn revenue from government and defense customers.
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
Risks Related to Our Business

We have a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.*
We incurred net loss attributable to Enovix of approximately $23.5 million and $46.4 million, respectively, for the fiscal quarters ended March 30, 2025 and March 31, 2024 and had an accumulated deficit of approximately $844.6 million as of March 30, 2025. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
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
We have acquired and may continue to acquire other businesses, which could require significant management attention, disrupt our business, and dilute stockholder value.*
In October 2023, we acquired Routejade, a manufacturer of lithium-ion batteries in South Korea, and in April 2025, acquired a second manufacturing facility in South Korea from SolarEdge. Although we have limited experience with acquisitions, we may in the future undertake acquisitions of other companies, products or technologies for the ongoing development and expansion of our operations. We may be unable to identify suitable acquisition candidates and/or complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by existing and potential customers, vendors, suppliers, business partners or investors. For example, while we believe that the SolarEdge assets and facility expansion in South Korea will support capacity expansion at Fab2 and add production capacity for South Korean defense programs, there is no assurance that we will be able to realize these strategic benefits from the SolarEdge acquisition. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with acquisitions, into our company, the results of operations of the combined company could be adversely affected.
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
Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.*
Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. From time to time, we have experienced fires at our manufacturing facilities. While we have retained industry experts and designed our factories with appropriate safety precautions to address the fire risk of manufacturing batteries and to minimize the impact of any such event, if these precautions are inadequate or an event larger than expected, such occurrences could result in significant equipment, product or facility damage that could lead to manufacturing delays, adversely affect the timing of deliveries to customers and require additional cash to recover.

In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects. Further, if other battery manufacturers experience fire hazards that result in personal injury or death, it may lead to public perception challenges and unfavorable conditions for all industry participants, regardless of their individual safety records.
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
If we are unable to attract and retain key employees and qualified personnel on a global basis, our business and prospects could be harmed.*
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and may continue to be, changes in our management team resulting from the departure or onboarding of executives and key employees, which could disrupt our business. For example, in addition to turnover of key executive positions in 2023, our Chief Financial Officer stepped down in December 2024, we created a new role and appointed a Chief Accounting Officer at the end of December 2024, and appointed a new Chief Financial Officer in April 2025. Such changes in our executive management team or workforce may be disruptive to our business, divert management’s attention, result in a loss of knowledge and negatively impact employee morale.
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
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness for the fiscal years 2023 and 2024. With respect to any future acquisition, we may encounter unexpected integration challenges, and such integration process may take longer than anticipated, which may have a negative impact on our ability to report effectively on our internal controls. If we are unable to successfully integrate any future acquisition into our existing internal control over financial reporting processes in a timely manner, our ability to accurately report our financial results could be negatively impacted.
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
We have previously been, currently are, and may in the future be subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We may be a target for additional lawsuits in the future. Please refer to Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of pending litigation.
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
•our ability to continue to scale our Malaysia manufacturing facility in a timely and cost-effective manner;
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
•the demand for our lithium-ion batteries and the prices for which we will be able to sell our lithium-ion batteries, including as may be affected by the recent imposition of new and increased tariffs and global trade disruptions;
•the emergence of competing technologies or other adverse market developments; and
•volatility in the equity markets, including as a result of global trade disruptions, the imposition of new and increased tariffs, rising interest rates, inflation or war or other armed conflict.
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
As discussed in the consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K, we are not profitable and have incurred losses in each year since our inception. We incurred a net loss attributable to Enovix of $23.5 million and $46.4 million, respectively, for the fiscal quarters ended March 30, 2025 and March 31, 2024. As of March 30, 2025, we had an accumulated deficit of $844.6 million. We anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We currently expect to continue to incur losses in fiscal year 2025 until we achieve scale in the near future. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
The accounting method for reflecting the Convertible Senior Notes, including our Affiliate Notes (each as defined in Note 7 “Borrowings” in the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) on our Condensed Consolidated Balance Sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
Risks Related to Ownership of Our Securities
The trading price of our common stock may be volatile, and the value of our common stock may decline.*
Historically, our stock price has been volatile and the trading price of our securities could continue to be volatile. The trading price of our common stock is subject to wide fluctuations in response to various factors, many of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as global trade disruptions, the imposition of increased and retaliatory tariffs by the U.S. and its trading partners, recessions, interest rates, fuel prices, international currency fluctuations and acts of war or other armed conflict or terrorism.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 192,003,858 shares of common stock outstanding as of April 28, 2025. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
Private Placement Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
In connection with the initial public offering of our predecessor entity, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), RSVAC issued and sold 6,000,000 private placement warrants (the “Private Placement Warrants”) to Rodgers Capital, LLC, which entity subsequently distributed the Private Placement Warrants to its Series B Unit holders. Each Private Placement Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. As of March 30, 2025, there are 5,500,000 Private Placement Warrants outstanding following the exercise of warrants by one warrant holder in July 2024.
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
We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. Please refer to Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of pending litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 30, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
December 30 - January 26, 2025	597	$0.22	—	—
January 27 - February 23, 2025	—	—	—	—
February 24 - March 30, 2025	—	—	—	—
Total	597	$0.22	—	—

(1)    We repurchased 597 shares from former employees for the early exercised stock options, which were unvested on the termination date, at the exercise price.
(2)     We did not have a repurchase program in place.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended March 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	April 21, 2023
10.1#†	Employment Agreement, dated April 14, 2025, by and between Enovix Corporation and Ryan Benton					X
10.2#+	Form of 2025 Performance Stock Unit Award Grant Notice and Agreement under the 2021 Equity Incentive Plan					X
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

Dated: May 2, 2025	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ryan Benton
Ryan Benton
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)