Form 10-Q
period 2025-06-29
Enovix Corp
filed 2025-07-31
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
OR
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
(510) 695-2350
(Registrant’s Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ENVX	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $8.75	ENVXW	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, 196,600,013 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 29, 2025 and December 29, 2024	1
	Condensed Consolidated Statements of Operations for the fiscal quarters ended and fiscal years-to-date ended June 29, 2025 and June 30, 2024	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the fiscal quarters and fiscal years-to-date ended June 29, 2025 and June 30, 2024	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the fiscal quarters and fiscal years-to-date ended June 29, 2025 and June 30, 2024	4
	Condensed Consolidated Statements of Cash Flows for the fiscal years-to-date ended June 29, 2025 and June 30, 2024	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	35
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	69
Item 3	Defaults Upon Senior Securities	69
Item 4	Mine Safety Disclosures	69
Item 5	Other Information	69
Item 6.	Exhibits	70
	Signatures	72

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
•our commercialization plans, strategy and product development roadmap, including the AI-1 platform launch, AI Class of batteries, and the readiness, performance, timing, and customer qualification of our AI-1 smartphone battery, other batteries under development from the AI-1 platform and the design of our next battery technology node;
•our manufacturing strategy, including scale-up and operational readiness, including at Fab2 in Malaysia, our assets and facility expansion in South Korea, and the anticipated benefits of the SolarEdge asset purchase, and our ability to enhance per-zone capacity and reduce switching time between configurations;
•our internal benchmarking of energy density and competitive positioning, including our ability to maintain and expand a performance lead over other silicon-doped or conventional battery architectures, and our beliefs about our competitors’ inability to achieve further energy density enhancements using these techniques due to swelling;
•customer interest, qualification activities, and expected adoption of our AI Class products across smartphone, smart eyewear, AI-powered devices, XR, handheld computing, defense, drone, IoT, and EV segments;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 29, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$135,978	$272,869
Short-term investments	67,434	—
Accounts receivable, net	4,244	4,566
Notes receivable, net	1,110	4
Inventory	13,385	7,664
Prepaid expenses and other current assets	6,189	9,903
Total current assets	228,340	295,006
Property and equipment, net	177,880	167,947
Customer relationship intangibles and other intangibles, net	34,015	36,394
Operating lease, right-of-use assets	12,353	13,479
Goodwill	12,217	12,217
Other assets, non-current	4,307	2,126
Total assets	$469,112	$527,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,906	$9,492
Accrued expenses	6,216	19,843
Accrued compensation	8,301	8,228
Short-term debt	10,407	9,452
Deferred revenue	8,074	3,650
Other liabilities	5,371	3,036
Total current liabilities	52,275	53,701
Long-term debt, net	169,441	169,820
Warrant liability	18,469	28,380
Operating lease liabilities, non-current	12,182	13,293
Deferred revenue, non-current	300	3,774
Deferred tax liability	9,778	8,784
Other liabilities, non-current	15	14
Total liabilities	262,460	277,766
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 192,957,823 and 190,559,335 as of June 29, 2025 and December 29, 2024, respectively	19	19
Additional paid-in-capital	1,093,245	1,067,951
Accumulated other comprehensive loss	(391)	(143)
Accumulated deficit	(889,124)	(821,086)
Total Enovix stockholders’ equity	203,749	246,741
Non-controlling interest	2,903	2,662
Total equity	206,652	249,403
Total liabilities and equity	$469,112	$527,169
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	$7,468	$3,768	$12,566	$9,040
Cost of revenue	5,526	4,423	10,363	11,495
Gross profit (loss)	1,942	(655)	2,203	(2,455)
Operating expenses:
Research and development	28,148	29,065	54,077	77,853
Selling, general and administrative	17,527	20,884	34,419	40,432
Restructuring cost	—	38,146	—	38,146
Total operating expenses	45,675	88,095	88,496	156,431
Loss from operations	(43,733)	(88,750)	(86,293)	(158,886)
Other income (expense):
Change in fair value of common stock warrants	(5,885)	(33,660)	9,911	(12,540)
Gain on bargain purchase of assets	4,761	—	4,761	—
Interest income	2,427	3,326	4,861	6,886
Interest expense	(1,705)	(1,691)	(3,421)	(3,350)
Other income (loss), net	(992)	242	1,361	708
Total other income (loss), net	(1,394)	(31,783)	17,473	(8,296)
Loss before income tax benefit	(45,127)	(120,533)	(68,820)	(167,182)
Income tax benefit	(861)	(4,586)	(1,023)	(4,738)
Net loss	(44,266)	(115,947)	(67,797)	(162,444)
Net gain (loss) attributable to non-controlling interests	262	(75)	241	(204)
Net loss attributable to Enovix	$(44,528)	$(115,872)	$(68,038)	$(162,240)

Net loss per share attributable to Enovix shareholders, basic and diluted(1)	$(0.22)	$(0.63)	$(0.33)	$(0.90)
Weighted average number of common shares outstanding, basic and diluted(1)	204,819,119	183,256,633	204,086,108	180,995,568

(1) As required by ASC 260, Earnings Per Share, the share and per share amounts for the periods presented above in the condensed consolidated financial statements have been retroactively adjusted to reflect the warrant dividends issued in July 2025. For warrant dividends, please refer to Note 14 “Subsequent Events” for more details.
See accompanying notes to these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net loss	$(44,266)	$(115,947)	$(67,797)	$(162,444)
Other comprehensive income (loss), net of tax
Change in net foreign currency translation adjustments	(233)	68	(231)	95
Net unrealized gain (loss) on available-for-sale securities	26	—	(17)	(18)
Other comprehensive income (expense), net of tax	(207)	68	(248)	77
Comprehensive loss	(44,473)	(115,879)	(68,045)	(162,367)
Comprehensive gain (loss) attributable to non-controlling interest	262	(75)	241	(204)
Comprehensive loss attributable to Enovix	$(44,735)	$(115,804)	$(68,286)	$(162,163)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 29, 2024	190,559,335	$19	$1,067,951	$(143)	$(821,086)	$246,741	$2,662	$249,403
Net loss	—	—	—	—	(23,510)	(23,510)	(21)	(23,531)
Issuance of common stock upon exercise of stock options	81,621	—	782	—	—	782	—	782
RSU vested, net of shares withheld	1,074,758	—	(1,761)	—	—	(1,761)	—	(1,761)
Vesting of early exercised stock options	—	—	1	—	—	1	—	1
Repurchase of unvested restricted common stock	(597)	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,931	—	—	12,931	—	12,931
Other comprehensive loss, net	—	—	—	(41)	—	(41)	—	(41)
Balance as of March 30, 2025	191,715,117	19	1,079,904	(184)	(844,596)	235,143	2,641	237,784
Net loss	—	—	—	—	(44,528)	(44,528)	262	(44,266)
Issuance of common stock under employee stock purchase plan	129,038	—	711	—	—	711	—	711
RSUs vested, net of shares withheld	1,113,668	—	(1,092)	—	—	(1,092)	—	(1,092)
Stock-based compensation	—	—	13,722	—	—	13,722	—	13,722
Other comprehensive loss, net	—	—	—	(207)	—	(207)	—	(207)
Balance as of June 29, 2025	192,957,823	$19	$1,093,245	$(391)	$(889,124)	$203,749	$2,903	$206,652

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	167,392,315	$17	$857,037	$(62)	$(598,845)	$258,147	$2,956	$261,103
Net loss	—	—	—	—	(46,368)	(46,368)	(129)	(46,497)
Issuance of common stock upon exercise of stock options	43,041	—	96	—	—	96	—	96
Issuance of common stock, net of issuance costs	639,138	—	5,756	—	—	5,756	—	5,756
RSU vested, net of shares withheld	1,683,618	—	(2,223)	—	—	(2,223)	—	(2,223)
Vesting of early exercised stock options	—	—	9	—	—	9	—	9
Repurchase of unvested restricted common stock	(19,638)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,852	—	—	13,852	—	13,852
Other comprehensive income, net	—	—	—	9	—	9	—	9
Balance as of March 31, 2024	169,738,474	17	874,527	(53)	(645,213)	229,278	2,827	232,105
Net loss	—	—	—	—	(115,872)	(115,872)	(75)	(115,947)
Issuance of common stock upon exercise of stock options	316,554	—	2,697	—	—	2,697	—	2,697
Issuance of common stock, net of issuance costs	3,719,881	1	34,203	—	—	34,204	—	34,204
Issuance of common stock under employee stock purchase plan	148,371	—	1,145	—	—	1,145	—	1,145
Vesting of early exercised stock options	—	—	6	—	—	6	—	6
RSUs vested, net of shares withheld	1,380,079	—	(1,093)	—	—	(1,093)	—	(1,093)
Repurchase of unvested restricted common stock	(665)	—	—	—	—	—	—	—
Stock-based compensation	—	—	19,878	—	—	19,878	—	19,878
Other comprehensive income, net	—	—	—	68	—	68	—	68
Balance as of June 30, 2024	175,302,694	$18	$931,363	$15	(761,085)	170,311	2,752	173,063
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024
Cash flows used in operating activities:
Net loss	$(67,797)	$(162,444)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	17,277	30,917
Stock-based compensation	26,136	31,797
Changes in fair value of common stock warrants	(9,911)	12,540
Gain on bargain purchase of assets	(4,761)	—
Impairment and loss on disposal of long-lived assets	—	35,107
Others	1,405	172
Changes in operating assets and liabilities:
Accounts and notes receivables	(552)	669
Inventory	(5,410)	(771)
Prepaid expenses and other assets	1,765	(1,562)
Accounts payable	2,241	(8,250)
Accrued expenses and compensation	(5,001)	3,465
Deferred revenue	1,044	299
Deferred tax liability	(683)	(5,366)
Other liabilities	1,481	1,434
Net cash used in operating activities	(42,766)	(61,993)
Cash flows from investing activities:
Purchase of property and equipment	(14,243)	(40,297)
Payment for business acquisition	(10,000)	—
Purchases of investments	(85,473)	(31,812)
Maturities of investments	18,627	91,621
Net cash provided by (used in) investing activities	(91,089)	19,512
Cash flows from financing activities:
Proceeds from loan borrowing	—	4,572
Repayment of debt	(813)	(73)
Payroll tax payments for shares withheld upon vesting of RSUs	(2,853)	(3,315)
Proceeds from the exercise of stock options and issuance of common stock under ATM, net of issuance costs	782	42,753
Proceeds from issuance of common stock under employee stock purchase plan	711	1,145
Payments of transaction costs related to common stock issuance	(512)	—
Repurchase of unvested restricted common stock	—	(1)
Net cash provided by (used in) financing activities	(2,685)	45,081
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	(748)
Change in cash, cash equivalents, and restricted cash	(136,642)	1,852
Cash and cash equivalents and restricted cash, beginning of period	274,691	235,123
Cash and cash equivalents and restricted cash, end of period	$138,049	$236,975

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024
Supplemental cash flow disclosure:
Cash paid for interest	$2,971	$2,773
Cash paid for income taxes	190	148
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	$7,072	$20,629
The following presents our cash, cash equivalents and restricted cash by category in the Condensed Consolidated Balance Sheets:

	Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024
Cash and cash equivalents	$135,978	$235,103
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	2,071	1,872
Total cash, cash equivalents, and restricted cash	$138,049	$236,975
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries and majority-owned subsidiaries and the business combination from the closing date. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Condensed Consolidated Financial Statements
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim financial reporting. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Form 10-K”).
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the fiscal quarter and fiscal year to-date ended June 29, 2025 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, valuation for assets acquired in business acquisition, valuation for inventory, valuation allowance on deferred tax assets, assumptions used in income tax provisions, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, assumptions used in the calculation of earnings per share related to the warrant dividend, incremental borrowing rate for operating right-of-use assets and lease liabilities and estimates to fair value common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through June 29, 2025 and expect to incur operating losses for the foreseeable future. As of June 29, 2025, we had working capital of $176.1 million and an accumulated deficit of $889.1 million. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for our future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
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
Revenue
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, issued by Financial Accounting Standards Board (“FASB”). Our revenue consists of product revenue, resulting from the sale of lithium-ion batteries and battery pack products (“Product Revenue”), and service revenue, resulting from payments received from our customers based on executed engineering revenue contracts for the development of lithium-ion battery technology (“Service Revenue”).
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
For the fiscal quarters ended June 29, 2025 and June 30, 2024, our product revenue were $7.5 million and $3.8 million, respectively. Of our total product revenue for the fiscal quarters ended June 29, 2025 and June 30, 2024, approximately 69% and 39%, respectively, were from South Korea based on the billing location of the customers.
For the fiscal years-to-date ended June 29, 2025 and June 30, 2024, our product revenue were $12.6 million and $9.0 million, respectively. Of our total product revenue for the fiscal years-to-date ended June 29, 2025 and June 30, 2024, approximately 60% and 41%, respectively, were from South Korea based on the billing location of the customers.
Service Revenue
We did not recognize Service Revenue for either of the fiscal quarters and fiscal years-to-date ended June 29, 2025 and June 30, 2024.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Income Tax
In accordance with the Accounting Standards Update (“ASU”) 740-270, Income Taxes - Interim Reporting, issued by FASB for interim reporting for income tax, we calculate our income tax provision using the annualized effective tax rate method. The effective tax rate for the fiscal years-to-date ended June 29, 2025 and June 30, 2024 were 1.49% and 2.83%, respectively. Our effective tax rate differs from the statutory tax rate primarily due to valuation allowances on the U.S. operations, and a mix of income and losses among foreign jurisdictions. The decrease in our tax benefit for the fiscal quarter and year-to-date ended June 29, 2025 as compared to the same periods for prior year was attributable to a decrease in our estimated annualized effective tax for the current year resulting from the losses generated from certain foreign jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into U.S. law, which includes significant changes to the corporate income tax provisions. We are currently evaluating the impact of the OBBBA on our condensed consolidated financial statements.
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
Note 3. Business Acquisition
On April 1, 2025, we entered into an asset transfer agreement for the acquisition of battery cell manufacturing assets from SolarEdge Technologies, Inc. (the “Seller”), located in South Korea, for a total purchase consideration of $10.0 million in cash (the “2025 Acquisition”). These assets include a battery cell manufacturing facility with approximately 330,000 square feet, land and certain machinery and equipment for manufacturing battery cells. We believe this acquisition will help further expand our manufacturing footprint, expedite scaled production and better position us to meet growing demand in the defense industry.
This acquisition of assets met the criteria for a business in accordance with FASB Accounting Standards Codification (“ASC”) (Topic 805), Business Combinations (“ASC 805”) and was accounted for as a business combination using the acquisition method of accounting. The values assigned in these financial statements represent management’s best estimate of fair values as of the acquisition date.
The following table summarizes the preliminary purchase price allocation based on the fair values of the assets acquired as of the acquisition date, which are subject to change within the measurement period as the fair value

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
assessments are finalized (in thousands). We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Inventory	$400
Property and equipment, net	16,069
Deferred tax liability	(1,708)
Fair value of net assets acquired	14,761
Total purchase consideration	(10,000)
Gain on bargain purchase	$4,761
In connection with the 2025 Acquisition, we incurred $0.7 million of acquisition related costs associated with this acquisition for the fiscal quarter and fiscal year-to-date ended June 29, 2025, which were included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
Bargain Purchase
In accordance with ASC 805, we assessed whether all assets acquired have been appropriately identified, measured and recognized, subject to re-measurements to verify that the consideration paid and assets acquired have been properly valued. We recognized a gain on bargain purchase from the 2025 Acquisition as the estimated fair value of the identifiable assets acquired exceeded the purchase consideration by approximately $4.8 million, net of deferred tax liability recognized from this acquisition. The bargain purchase gain is reported in Other income (loss), net on the Condensed Consolidated Statement of Operations. Management believes the primarily reason for the bargain purchase is because we were able to complete the acquisition in an expedited manner with a good offer of a cash payment and no financial contingencies.
Pro forma Information
Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations during the fiscal quarter and fiscal year-to-date ended June 29, 2025. The results of operations for this acquisition are included in our condensed consolidated financial statements from the date of acquisition onwards.
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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of June 29, 2025 and December 29, 2024, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of June 29, 2025 and December 29, 2024, we had cash and cash equivalents of $136.0 million and $272.9 million, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of June 29, 2025 and December 29, 2024 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of June 29, 2025
Assets:
Cash equivalents:
Money Market Funds	$81,961	$—	$—	$81,961
U.S. Treasuries	—	1,990	—	1,990
Corporate Notes and Debt Securities	—	400	—	400
U.S. Government Agency Debt Securities	—	995	—	995
Short-term investments:
U.S. Treasuries	—	24,146	—	24,146
Corporate Notes and Debt Securities	—	29,542	—	29,542
U.S. Government Agency Debt Securities	—	13,746	—	13,746
Total assets measured at fair value	$81,961	$70,819	$—	$152,780

Liabilities:
Private Placement Warrants	$—	$—	$18,469	$18,469

As of December 29, 2024
Assets:
Cash equivalents:
Money Market Funds	$102,574	$—	$—	$102,574
Total assets measured at fair value	$102,574	$—	$—	$102,574

Liabilities:
Private Placement Warrants	$—	$—	$28,380	$28,380

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments
As of June 29, 2025
Money Market Funds	$81,961	$—	$—	$81,961	$81,961	$—
U.S. Treasuries	26,143	—	(7)	26,136	1,990	24,146
Corporate Notes and Debt Securities	29,947	—	(5)	29,942	400	29,542
U.S. Government Agency Debt Securities	14,746	—	(5)	14,741	995	13,746
Total	$152,797	$—	$(17)	$152,780	$85,346	$67,434

As of December 29, 2024
Money Market Funds	$102,574	$—	$—	$102,574	$102,574	$—
Total	$102,574	$—	$—	$102,574	$102,574	$—
As of June 29, 2025 and December 29, 2024, the short-term investments had contractual maturity due within one year.
Private Placement Warrants
Our liabilities are measured at fair value on a recurring basis, including warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $11.50 per share on December 5, 2021. As of both periods ended June 29, 2025 and December 29, 2024, we had 5,500,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $3.36 per share as of June 29, 2025. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

	As of
Private Placement Warrants	June 29, 2025	June 30, 2024
Fair value as of the beginning of the fiscal year	$28,380	$42,900
Change in fair value	(9,911)	12,540
Fair value as of the end of the fiscal quarter	$18,469	$55,440

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of June 29, 2025	Private Placement Warrants Outstanding as of December 29, 2024
Expected term (in years)	1.0	1.5
Expected volatility	95.4%	95.0%
Risk-free interest rate	4.0%	4.3%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of June 29, 2025, the fair value of the convertible senior notes was approximately $161.3 million. As of June 29, 2025, our long-term loans are approximately close to their carrying value of $0.6 million.
Note 5. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of June 29, 2025 and December 29, 2024, consisted of the following (in thousands).

	June 29, 2025	December 29, 2024
Machinery and equipment	$124,982	$112,635
Building and leasehold improvements	41,872	33,658
Office equipment and software	5,905	5,411
Furniture and fixtures	17,126	16,821
Land	5,166	1,433
Construction in process	17,489	18,990
Total property and equipment	212,540	188,948
Less: accumulated depreciation	(34,660)	(21,001)
Property and equipment, net	$177,880	$167,947
The following table summarizes the depreciation and amortization expenses related to property and equipment, which are recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Condensed Consolidated Statements of Operations (in thousands).

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Depreciation expense	$7,178	$4,161	$13,838	$27,960
In connection with our strategic realignment in 2023, we recognized accelerated depreciation expenses of approximately $18.4 million for Fab1 equipment in the first quarter of 2024, of which approximately $18.3 million and $0.1 million were recorded as research and development expense, and selling, general and administrative expense, respectively, in the Condensed Consolidated Statements of Operations. After the first quarter of 2024 and thereafter, we did not record any accelerated depreciation expenses for Fab1 equipment.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fab1 Long-Lived Asset Disposals
During the quarter and fiscal year-to-date ended June 30, 2024, we recorded $35.1 million of loss on disposal of our Fab1 long-lived assets, including machinery and equipment, leasehold improvements and other assets located in Fremont, California as a part of the 2024 Restructuring Plan (as defined below) and it was recorded as Restructuring Cost in the Condensed Consolidated Statement of Operations. See Note 12 “Restructuring Costs” for more information.
Note 6. Inventory
Inventory consists of the following components (in thousands).

	June 29, 2025	December 29, 2024
Raw materials	$5,760	$3,616
Work-in-process	6,605	2,989
Finished goods	1,020	1,059
Total inventory	$13,385	$7,664
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
As of both June 29, 2025 and December 29, 2024, we had an immaterial amount of inventory reserve, including excess or obsolete inventory reserve.
Note 7. Leases
We have operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2024 and 2030, some of which include options to extend the leases for up to five years.
The components of lease costs were as follows (in thousands):

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease cost	$1,078	$966	$2,190	$1,845
Supplemental lease information:

	As of
Operating leases	June 29, 2025	December 29, 2024
Weighted-average remaining lease term	4.6 years	5.0 years
Weighted-average discount rate	8.5%	8.5%

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,284	$1,775
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of June 29, 2025 (in thousands).

Operating leases
2025 (remaining 6 months)	$1,875
2026	3,742
2027	3,784
2028	3,845
2029	2,762
Thereafter	1,099
Total	17,107
Less: imputed interest	(2,095)
Present value of lease liabilities	$15,012
Note 8. Borrowings
Short-Term Debt
Our asset secured loans have fixed and floating interest rates with various maturity dates. From time to time, we renew our short-term loans once they reach the maturity dates. The current portion of long-term loans is recorded as short-term debt based on time remaining until maturity. As of June 29, 2025, short-term debt was $10.4 million, which comprised of $10.2 million of short-term loans with less than one-year term and $0.2 million of the current portion of long-term loans. As of December 29, 2024, short-term debt was $9.5 million, which comprised of $9.3 million of short-term loans with less than one-year term and $0.2 million of the current portion of long-term loans. As of June 29, 2025 and December 29, 2024, the weighted average interest rates on the short-term loans were approximately 4.8%. and 5.2%, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

			As of
	Annual Interest Rate	Maturity Date	June 29, 2025	December 29, 2024

Convertible Senior Notes	3.0%	May 1, 2028	$172,500	$172,500
Long-term loans
Floating rate	3.4%	June 30, 2027	273	283
Floating rate	3.4%	June 30, 2028	365	340
Fixed rate	5.2%	February 3, 2026	—	914
Total Convertible Senior Notes and other borrowings			173,138	174,037
Less: unamortized debt issuance costs			(3,484)	(4,047)
Long-term debt			169,654	169,990
Current portion of long-term debt			(213)	(170)
Long-term debt, net			$169,441	$169,820
Long-term Loans
Our long-term loans bear interest at either fixed or floating rates, as indicated in the table above. As of June 29, 2025, total long-term loans outstanding was $0.6 million, including a current portion of the long-term loans of $0.2 million. As of December 29, 2024, total long-term loans outstanding was $1.5 million, including a current portion of the long-term loans of $0.2 million.
Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “Convertible Senior Notes”), including $10.0 million principal amount of the Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of both periods ended June 29, 2025 and December 29, 2024, total outstanding Convertible Senior Notes was $172.5 million.
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

	Fiscal Quarter Ended		Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Coupon interest	$1,294	$1,293	$2,588	$2,587
Amortization of debt issuance costs	283	272	563	542
Total interest expense on Convertible Senior Notes	1,577	1,565	3,151	3,129
Loan interest	128	126	270	221
Total interest expenses related to Convertible Senior Notes and loans	$1,705	$1,691	$3,421	$3,350

As of both periods ended June 29, 2025 and December 29, 2024, we had $0.9 million of accrued interest liability, respectively.
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

June 29, 2025
2025 (remaining 6 months)	$152
2026	243
2027	182
2028	172,561
Total gross amount of long-term debt	$173,138
Note 9. Commitments and Contingencies
Purchase Commitments
As of June 29, 2025 and December 29, 2024, our commitments included approximately $5.6 million and $17.4 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 7 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 8 “Borrowings” for more details.
Performance Obligations
As of June 29, 2025, we had $8.4 million of performance obligations, which comprised of total deferred revenue and customer order deposits. We currently expect to recognize approximately 96% of deferred revenue as revenue within the next twelve months.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In June 2025, we filed a motion to dismiss. A hearing on the motion to dismiss action is scheduled for September 5, 2025.
In September 2024, we received two Section 220 demands for corporate books and records related to this matter, which could result in separate proceedings. In November 2024, a related derivative lawsuit was filed in Alameda County, California, which lawsuit has been stayed pending resolution of the securities action.
Based on information currently available, we have not recorded a liability related to these matters in our condensed consolidated financial statements as of June 29, 2025, because we cannot reasonably estimate the amount or range of potential losses.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities relating to these obligations for the period presented.
Note 10. Net Loss per Share
The following table sets forth the computation of our basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(44,528)	$(115,872)	$(68,038)	$(162,240)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic and diluted(1)	204,819,119	183,256,633	204,086,108	180,995,568

Net loss per share of common stock:
Basic and diluted(1)	$(0.22)	$(0.63)	$(0.33)	$(0.90)

(1) As required by ASC 260, Earnings Per Share, the share and per share amounts for the periods presented in the above table have been retroactively adjusted to reflect the warrant dividends issued in July 2025. The following reconciliation table showed the effect of the warrant dividends to the previously reported shares and net loss per share amount (in thousands, except share and per share amount).

	June 30, 2024
	Fiscal Quarter	Fiscal Year-to-Date
Numerator:
Net loss attributable to common stockholders - basic and diluted (as reported)	$(115,872)	$(162,240)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic and diluted (as previously reported)	172,399,172	170,272,069
Effect of Warrant dividend	10,857,461	10,723,499
Weighted-average shares outstanding used in computing net loss per share of common stock, basic and diluted (as adjusted)	183,256,633	180,995,568

Net loss per share of common stock:
Basic and diluted (as previously reported)	$(0.67)	$(0.95)
Basic and diluted (as adjusted)	$(0.63)	$(0.90)
For warrant dividends, please refer to Note 14 “Subsequent Events” for more details.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Stock options outstanding	1,618,980	2,168,759	1,618,980	2,168,759
Restricted stock units and performance restricted stock units outstanding	14,954,849	19,735,330	14,954,849	19,735,330
Assumed conversion of Convertible Senior Notes	11,053,800	11,053,800	11,053,800	11,053,800
Private Placement Warrants outstanding	5,500,000	6,000,000	5,500,000	6,000,000
Employee stock purchase plan estimated shares	296,202	229,671	296,202	229,671
The holders of Private Placement Warrants, unvested restricted stock units and stock options do not have rights to receive common stock dividends or common stock dividend equivalents.
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

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of revenue	$356	$95	$477	$95
Research and development	6,941	7,303	13,296	13,857
Selling, general and administrative(1)	6,825	10,534	12,363	16,740
Restructuring cost	—	1,105	—	1,105
Total stock-based compensation expense	$14,122	$19,037	$26,136	$31,797

(1)    During the fiscal quarter ended June 30, 2024, we engaged a consulting company for its services and issued RSUs in exchange for its services. In connection with this service agreement, we recorded approximately $4.6 million of stock-based compensation expense for the fiscal quarter and fiscal year-to-date ended June 30, 2024.
For the fiscal years-to-date ended June 29, 2025 and June 30, 2024, we capitalized $0.2 million and $1.3 million, respectively, of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheets. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition,

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
we accrued an immaterial amount of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of June 29, 2025.
As of June 29, 2025, there was approximately $114.2 million of unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.1 years. As of June 29, 2025, there was approximately $0.9 million of unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.4 years.
Stock Option Activity
The following table summarizes stock option activities for the fiscal quarter ended June 29, 2025 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of December 30, 2024	1,751,118	$10.05
Exercised	(81,621)	9.58		$350
Forfeited	(50,517)	10.26
Balances as of June 29, 2025	1,618,980	$10.07	5.0	$1,230

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of June 29, 2025 represents the value of our closing stock price at $9.89 on the last trading day of the quarter ended June 29, 2025 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by us are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
Early Exercise of Options
As of June 29, 2025, 10,769 shares remained subject to our right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of June 29, 2025 was immaterial and was recorded in other current liabilities in the Condensed Consolidated Balance Sheet.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal quarter ended June 29, 2025 (in thousands, except share and per share amount).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of December 30, 2024	11,154,455	$9.61	2,017,646	$7.71
Granted	5,502,943	7.62	1,533,058	7.44
Vested	(2,491,961)	9.31	(227,679)	8.31
Forfeited	(1,375,403)	10.18	(1,158,210)	7.75
Issued and unvested shares outstanding as of June 29, 2025	12,790,034	$8.75	2,164,815	$7.43
Equity Award Modification
In connection with the 2024 Restructuring Plan (as defined in Note 12 “Restructuring Costs”), there was one equity award modification, which accelerated the vesting condition of a former executive’s RSUs as a part of his consulting and separation agreement. Accordingly, we recognized $1.1 million of stock-based compensation expense related to the modification for the fiscal quarter and fiscal year-to-date ended June 30, 2024.
For the fiscal quarter and fiscal year-to-date ended June 29, 2025, there was one equity award modification, which extended the exercise period for the vested options. Accordingly, we recognized an immaterial amount of stock-based compensation related to the modification for the fiscal quarter and fiscal year-to-date ended June 29, 2025.
Note 12. Restructuring Costs
2024 Restructuring Plan
In May 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) designed to reduce operating costs and support our strategic goals. The restructuring liability was included in Other current liability on our Condensed Consolidated Balance Sheets. The 2024 Restructuring Plan was substantially complete in fiscal year 2024. As of December 29, 2024, we had $0.4 million of the restructuring liability and the restructuring liability was paid in cash during the fiscal year-to-date ended June 29, 2025. As of June 29, 2025, we did not have restructuring liability on our Condensed Consolidated Balance Sheets.
In connection with the 2024 Restructuring Plan, we recorded estimated pre-tax restructuring and related charges of $38.1 million during the fiscal quarter ended June 30, 2024, which included non-cash charges of $35.1 million of loss on disposals of Fab1 long-lived asset in Fremont, California and $1.1 million of stock-based compensation expense, and cash charges of $1.3 million of severance and termination benefits and $0.6 million of other charges. These restructuring costs were reflected in Restructuring cost in the Condensed Consolidated Statements of Operations. For the fiscal quarter and fiscal year-to-date ended June 29, 2025, we did not record any restructuring and related charges.
Note 13. Related Party Transactions
Employment Relationship
As of June 29, 2025, we employed one family member of our CEO, who assists with sales in North America.
Affiliate Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, our Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on our Condensed Consolidated Balance Sheets. For fiscal quarters ended June 29, 2025 and June 30, 2024, we

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
recorded $0.1 million for each respective quarter, of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations. For fiscal years-to-date ended June 29, 2025 and June 30, 2024, we recorded $0.2 million for each respective period, of interest expense related to the Affiliate Notes. See Note 8 “Borrowings” for more information.
Note 14. Subsequent Events
Repurchase Plan
On June 30, 2025, our board of directors authorized a repurchase plan to repurchase up to $60.0 million worth of shares of our common stock, $0.0001 par value per share (the “common stock”), effective immediately (the “Repurchase Plan”). Any unused capacity under the Repurchase Plan will expire on December 31, 2026.
We may make repurchases from time to time through open market purchases or through privately negotiated transactions. The timing and number of shares of common stock repurchased will be determined at our discretion. We may modify, suspend or discontinued the Repurchase Plan at any time and we are not obligated to repurchase any specific number of shares of common stock.
Warrant Dividend
On July 7, 2025, we declared a warrant distribution (the “Warrant Distribution”) to the holders of record of our common stock as of the close of business on July 17, 2025 (the “Record Date”) in the form of warrants to purchase shares of our common stock (the “Warrants”). Pursuant to the terms of the Warrant Agreement, dated July 21, 2025, between us and Computershare Inc. and its affiliate, Computershare Trust Company N.A., as Warrant Agent (the “Warrant Agreement”), each holder of record of common stock on the Record Date received one Warrant for every seven shares of common stock held, rounded down to the nearest whole number. In addition, holders of our Convertible Senior Notes as of the Record Date received, at the same time and on the same terms, Warrants without having to convert their Notes, subject to the terms of the Warrant Agreement and the indenture governing the Convertible Senior Notes. Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $8.75 per Warrant, subject to certain adjustments. The Warrants may be exercised only for cash. On July 21, 2025, 29,233,276 Warrants were issued and distributed to the holders of record of common stock and Convertible Senior Notes as of the Record Date.
Unless the expiration date of the Warrants is accelerated pursuant to the terms of the Warrant Agreement as a result of the Early Expiration Price Condition (defined below), the Warrants will expire and cease to be exercisable at 5:00 p.m. New York City time on October 1, 2026 (the “Expiration Date”), subject to the conditions as defined in the Warrant Agreement.
The Warrants are listed on the Nasdaq Stock Market LLC under the ticker “ENVXW” and commenced trading on July 22, 2025.
Early Expiration Price Condition and Date for the Warrants
Upon the occurrence of the first 30 consecutive trading day period (the “Reference Period”) that includes 20 trading days on which the daily volume-weighted average price (“VWAP”) of a share of common stock is at least equal to $10.50, subject to certain adjustments provided for in the Warrant Agreement (such occurrence, the “Early Expiration Price Condition”, and the last of such 20 trading days, the “Early Expiration Price Condition Date”), the Expiration Date of the Warrants will automatically accelerate to the date (the “Early Expiration Date”) that is the business day immediately following the Early Expiration Price Condition Date. Notwithstanding the foregoing, the Company may, in its sole discretion, elect to set the Early Expiration Date on a date falling after the business day immediately following the Early Expiration Price Condition Date (such date, an “Alternate Expiration Date”). Any such Alternate Expiration Date shall be specified in the Early Expiration Price Condition notice delivered under the Warrant Agreement, subject to the other terms of the Warrant Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of June 29, 2025 and for the fiscal quarter and fiscal year-to-date ended June 29, 2025 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
We design, develop and have started to commercially manufacture an advanced silicon-anode lithium-ion battery using our proprietary cell architecture that increases energy density and maintains high cycle life. This enables us to use silicon as the only active lithium cycling material in the anode whereas industry incumbents have historically combined only a modest amount of silicon with graphite. We have applied an equally innovative approach to develop proprietary roll-to-stack production tools for existing lithium-ion battery manufacturing lines and increase megawatt hour capacity. Our silicon anode battery architecture allows lithium-ion batteries to be produced smaller, cheaper and more efficiently at scale than current alternatives. With our acquisition of Routejade, Inc. in 2023, we also offer conventional lithium-ion batteries, which expands our suite of battery offerings to our customers. In April 2025, we acquired assets from SolarEdge located in close proximity to Routejade in South Korea, which expands our manufacturing facilities and this acquisition is expected to help position us to meet growing demand in the defense industry.
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
Q2 2025 Highlights:
Following is a summary of the activities in the second quarter of 2025:
•Revenue: Our revenue for the fiscal quarter ended June 29, 2025 was $7.5 million and nearly doubled from the prior year’s fiscal quarter ended June 30, 2024, which was primarily driven by strong customer demand for our defense products.
•Product Development: We launched our AI-1 product platform, a core battery architecture, defined by advanced materials, design rules, and manufacturing processes, that can be adapted into multiple product variants to serve different customers and end markets. As part of this platform, we produced the first smartphone battery achieving energy density of more than 900 Wh/L, superior to any commercially available alternative. Simultaneously this product meets all other best-in-class customer requirements, including fast charging at 3C rates— and now, based upon recent testing, projecting cycle life over 1,000.
In addition, we delivered samples of AI-1 smartphone batteries to our lead Original Equipment Manufacturer (“OEM”) customer to support their formal product qualification. Upon successful completion, we expect to receive initial purchase orders from this customer. In July, we expanded sampling to our second top-tier smartphone OEM customer. We expect to begin sampling AI-1 platform products to additional leading OEMs in the coming months.
•Manufacturing Readiness: During the fiscal quarter ended June 29, 2025, we made strong progress by accelerating customer qualification efforts and reducing custom product development timelines by approximately 50%. We also completed internal UN38.3 certification for our first AI-1 smartphone battery—an important milestone ahead of mass production. To support anticipated demand growth, we have also begun procuring long-lead equipment for a second high-volume manufacturing line at our production facility in Malaysia (“Fab2”).
•Acquisition in South Korea: We acquired battery cell manufacturing assets from SolarEdge in South Korea for a cash purchase consideration of $10.0 million on April 1, 2025. As result of this acquisition, we recorded $4.8 million gain on bargain purchase during the fiscal quarter ended June 29, 2025. We believe this acquisition will further expand our manufacturing footprint, expedite scaled production, better position us to meet growing demand in the defense industry and support the material coating for our battery production. Please see Note 3 “Business Acquisition” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
•Warrant Dividend: In July, we declared and issued a warrant dividend to shareholders of record of our common stock as of the close of business on July 17, 2025 (the “Record Date”). Holders of Convertible Senior Notes as of the Record Date also participated in the warrant dividend as if their Convertible Senior Notes had been converted into our common stock. If all warrants that we distributed on July 21, 2025 were exercised, we would receive up to approximately $248.5 million of proceeds, net of estimated commissions and estimated offering expenses. We intend to use proceeds from the warrant exercises to support scale-up at Fab2 in Malaysia and for general corporate purposes. Please see Note 14 “Subsequent Events” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Market Focus and Market Expansion
We are focused on five strategic market sectors: Smartphone, Internet of Things (“IoT”), Computing, Defense and Electric Vehicles (“EVs”).
We prioritize large, high-value markets, such as smartphones and smart eyewear, where the need for higher energy density commands a premium. We believe that the surge in AI-powered devices has validated our strategy and driven significant pull for our products. We believe that our go-to-market strategy positions us on an expedient path to profitability while maintaining a competitive edge in innovation.
Commercialization
We approach our commercialization strategy by identifying customer requirements and determining where our battery architecture will offer the greatest value, and pursuing customer engagements that meet our reference design strategy — to partner with leading suppliers and establish our AI-1 battery products as the baseline design for hardware platforms, enabling broader adoption across multiple device makers that follow the same reference architecture.
We met our top objectives for the quarter – achieving product and throughput milestones at Fab2 and shipping production samples from Fab2 to our lead smartphone OEM, marking the start of formal product qualification. We continue to be actively engaged with other smartphone OEMs to ensure a rapid ramp once we are established in the market.
Progress continues with our two marquee smart eyewear customers, one of which commenced product testing and validation of the AI-1 AR battery, and the other, a leading processor supplier in the AR market, received samples of the AI-1 AR battery in July. We are also expanding our engagements in the defense and industrial markets. For example, in the second quarter of 2025 we signed an agreement with a top-tier industrial devices manufacturer, with the potential to expand into adjacent market segments, such as logistics, retail and field services.
Product Development

We finalized the AI-1 platform in the second quarter of 2025, with the AI-1 battery for smartphones achieving an energy density level superior to any commercially available alternative, and while meeting all other best-in-class customer requirements. The AI-1 product platform incorporates elements of our EX-1M and EX-2M technology nodes. The AI-1 battery architecture is purpose-built for AI-enabled smartphones and wearables, combining energy density, strong safety performances and compatibility with high-speed automated assembly. Our product development strategy is tightly aligned with the goals of meeting the market needs of higher energy density, cycle life, and fast charge while maintaining safety.

We advanced our own electrochemistry with the AI-1 smartphone battery, which incorporates elements of our EX-1M and EX-2M silicon battery technology nodes, with greater energy density and fast charge potential, which we believe will solidify our leadership position through 2026. To further extend what we believe is our established leadership position, we have finalized the design of our next battery technology node, which will unlock further improvements in energy density over our previous technologies.
Access to Capital
Assuming we experience no significant delays in the research and development and manufacture of our battery nor any deterioration in capital efficiency, we believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, projected revenues and access to other public or private equity offerings, as well as expected proceeds from our July 2025 warrant dividend distribution, and potential strategic arrangements.
Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time. Additional regulations, if adopted, could result in additional operating costs associated with compliance.
Components of Results of Operations
Revenue
We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenue consists of product revenue, resulting from the sale of lithium-ion batteries. and battery pack products (“Product Revenue”), and service revenue, resulting from payments received from our customers based on executed engineering revenue contracts for the development of lithium-ion battery technology (“Service Revenue”). We did not recognize any Service Revenue during either of the fiscal quarters ended June 29, 2025 and June 30, 2024.
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
Other Income (Expense)
Other income and expense primarily consists of dividend income, interest income, interest expense, foreign currency transaction gain or loss, one-time income resulting from import duty forgiveness, one-time gain from bargain purchase of assets resulting from a business acquisition, and fair value adjustments for outstanding common stock warrants.
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

Results of Operations
Comparison of Fiscal Quarter Ended June 29, 2025 to Fiscal Prior Year's Quarter Ended June 30, 2024
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Quarters Ended
	June 29, 2025	June 30, 2024	Change ($)	% Change
Revenue	$7,468	$3,768	$3,700	98%
Cost of revenue	5,526	4,423	1,103	25%
Gross profit (loss)	1,942	(655)	2,597	N/M
Operating expenses:
Research and development	28,148	29,065	(917)	(3)%
Selling, general and administrative	17,527	20,884	(3,357)	(16)%
Restructuring cost	—	38,146	(38,146)	N/M
Total operating expenses	45,675	88,095	(42,420)	(48)%
Loss from operations	(43,733)	(88,750)	45,017	(51)%
Other income (expense):
Change in fair value of common stock warrants	(5,885)	(33,660)	27,775	(83)%
Gain on bargain purchase of assets	4,761	—	4,761	N/M
Interest income	2,427	3,326	(899)	(27)%
Interest expense	(1,705)	(1,691)	(14)	1%
Other income (loss), net	(992)	242	(1,234)	N/M
Total other loss, net	(1,394)	(31,783)	30,389	(96)%
Loss before income tax benefit	(45,127)	(120,533)	75,406	(63)%
Income tax benefit	(861)	(4,586)	3,725	(81)%
Net loss	$(44,266)	$(115,947)	$71,681	(62)%
N/M – Not meaningful
Revenue
Revenue for the fiscal quarter ended June 29, 2025 was $7.5 million, which increased nearly double as compared to $3.8 million of revenue for the prior fiscal quarter ended June 30, 2024. Our revenues were primarily generated from our product shipments to South Korea defense contractors and consumer electronics customers. The increase in revenue of $3.7 million was primarily attributable to an increase in our sales to South Korea defense contractors. Of the total revenue recognized for the fiscal quarters ended June 29, 2025 and June 30, 2024, $4.8 million and $1.2 million of revenue, respectively, resulted from sales to one South Korean defense contractor.
Cost of Revenue
Cost of revenue for the fiscal quarter ended June 29, 2025 was $5.5 million, compared to $4.4 million during the fiscal quarter ended June 30, 2024. The increase in cost of revenue of $1.1 million, or 25%, was primarily attributable to an increase in production cost resulted from products mixed sold during the current fiscal quarter as compared to the same period last fiscal year.
Research and Development Expenses
Research and development (“R&D”) expenses for the fiscal quarter ended June 29, 2025 were $28.1 million, compared to $29.1 million during the fiscal quarter ended June 30, 2024. The decrease of $0.9 million, or 3%, was primarily attributable to a $4.1 million net decrease in salaries, employee benefits and stock-based compensation expenses primarily due to lower headcount in the U.S resulting from cost reduction initiatives in 2024 (the “2024

Restructuring Plan”), partially offset by a $2.7 million increase in depreciation and increases in other miscellaneous expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal quarter ended June 29, 2025 were $17.5 million, compared to $20.9 million during the fiscal quarter ended June 30, 2024. The decrease of $3.4 million, or 16%, was primarily attributable to a $4.3 million net decrease in salaries, employee benefits and stock-based compensation expenses, which was mainly due to lower headcount in U.S. resulted from the 2024 Restructuring Plan last fiscal year, partially offset by increases in other miscellaneous expenses.
Change in Fair Value of Common Stock Warrants
The changes in fair value of common stock warrants of $9.9 million and $12.5 million for the fiscal quarters ended June 29, 2025 and June 30, 2024, respectively, were attributable to an increase in the fair value of the outstanding Private Placement Warrants. The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price for each respective quarter.
Restructuring Cost
In May 2024, we initiated the 2024 Restructuring Plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. As a result, we recorded pre-tax restructuring charges of $38.1 million for the fiscal quarter ended June 30, 2024, which consisted of 1) non-cash charges of $35.1 million of loss on disposals of Fab1 long-lived assets in Fremont and $1.1 million of stock-based compensation expense, and 2) cash charges of $1.3 million of severance and termination benefits and $0.6 million of other charges. There was no restructuring cost for the fiscal quarter ended June 29, 2025.
Gain on Bargain Purchase of Assets
In April 2025, we acquired battery cell manufacturing assets from SolarEdge Technologies, Inc., located in South Korea for total purchase consideration of $10.0 million in cash. As a result of this business acquisition, we recorded $4.8 million of gain on bargain purchase as the estimated fair value of the acquired assets exceeded the purchase consideration. There was no gain on bargain purchase for the fiscal quarter ended June 30, 2024.
Income Tax Benefit
Income tax benefit for the fiscal quarter ended June 29, 2025 was $0.9 million, compared to $4.6 million for the fiscal quarter ended June 30, 2024. The tax benefit was calculated based on the estimated annualized effective tax rate. The decrease of $3.7 million or 81% in tax benefit was primarily attributable to a decrease in our estimated annualized effective tax rate for the current year resulting in a lower income tax benefit on the losses generated from certain foreign jurisdictions.

Comparison of Fiscal Year-to-date Ended June 29, 2025 to Prior Fiscal Year-to-date Ended June 30, 2024
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	Change ($)	% Change
Revenue	$12,566	$9,040	$3,526	39%
Cost of revenue	10,363	11,495	(1,132)	(10)%
Gross profit (loss)	2,203	(2,455)	4,658	(190)%
Operating expenses:
Research and development	54,077	77,853	(23,776)	(31)%
Selling, general and administrative	34,419	40,432	(6,013)	(15)%
Restructuring cost	—	38,146	(38,146)	N/M
Total operating expenses	88,496	156,431	(67,935)	(43)%
Loss from operations	(86,293)	(158,886)	72,593	(46)%
Other income (expense):
Change in fair value of common stock warrants	9,911	(12,540)	22,451	N/M
Gain on bargain purchase of assets	4,761	—	4,761	N/M
Interest income	4,861	6,886	(2,025)	(29)%
Interest expense	(3,421)	(3,350)	(71)	2%
Other income, net	1,361	708	653	92%
Total other income (loss), net	17,473	(8,296)	25,769	(311)%
Income tax benefit	(1,023)	(4,738)	3,715	(78)%
Net loss	$(67,797)	$(162,444)	94,647	(58)%
N/M – Not meaningful
Revenue
Revenue for the fiscal year-to-date ended June 29, 2025 was $12.6 million, compared to $9.0 million for the prior fiscal year-to-date ended June 30, 2024. Our revenues were primarily generated from our product shipments to South Korea defense contractors and consumer electronics customers. The increase in revenue of $3.5 million was primarily attributable to an increase in our sales to South Korea defense contractors. Of the total revenue recognized for the fiscal years-to-date ended June 29, 2025 and June 30, 2024, $6.9 million and $3.1 million of revenue, respectively, resulted from sales to one South Korean defense contractor.
Cost of Revenue
Cost of revenue for the fiscal year-to-date ended June 29, 2025 was $10.4 million, compared to $11.5 million during the prior fiscal year-to-date ended June 30, 2024. The decrease in cost of revenue of $1.1 million, or 10%, was primarily attributable to a non-recurring inventory step-up amortization of $1.9 million recorded for the fiscal year-to-date ended June 30, 2024 in connection with the acquisition of Routejade. There was no similar charge for the current fiscal year-to date ended June 29, 2025. This decrease was partially offset by an increase in production costs in connection with an increase in revenue.
Research and Development Expenses
Research and development expenses for the fiscal year-to-date ended June 29, 2025 were $54.1 million, compared to $77.9 million during the prior fiscal year-to-date ended June 30, 2024. The decrease of $23.8 million, or 31%, was primarily attributable to $15.2 million a net decrease in depreciation expense, which included a $18.3 million of a one-time accelerated deprecation recorded in the fiscal year-to-date ended June 30, 2024 in connection with the 2023 restructuring plan. In addition, there were a $7.8 million net decrease in salaries, employee benefits and stock-based compensation expenses primarily due to lower headcount in the U.S resulting from the 2024 Restructuring Plan and a

$2.4 million decrease in material costs, partially offset by a $1.1 million increase in tooling and equipment and increases in other miscellaneous expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year-to-date periods ended June 29, 2025 was $34.4 million, comparing to $40.4 million for the prior fiscal year-to-date periods ended June 30, 2024. The decrease of $6.0 million, or 15%, was primarily attributable to a $6.4 million net decrease in salaries, employee benefits and stock-based compensation expenses, which was mainly due to lower headcount in U.S. resulted from the 2024 Restructuring Plan last fiscal year. In addition, there was a $1.1 million decrease in professional fees, partially offset by a $1.0 million increase in depreciation expense, $1.0 million increase in repair and maintenance costs and increases in other miscellaneous expenses.
Restructuring Cost
In May 2024, we initiated the 2024 Restructuring Plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. As a result, we recorded pre-tax restructuring charges of $38.1 million for the fiscal year-to-date ended June 30, 2024, which consisted of 1) non-cash charges of $35.1 million of loss on disposals of Fab1 long-lived assets in Fremont and $1.1 million of stock-based compensation expense, and 2) cash charges of $1.3 million of severance and termination benefits and $0.6 million of other charges. There was no restructuring cost for the fiscal year-to-date ended June 29, 2025.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $9.9 million for the fiscal year-to-date ended June 29, 2025 was attributable to a decrease in the fair value of the 5,500,000 Private Placement Warrants. The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price during the fiscal year-to-date ended June 29, 2025.
The change in fair value of common stock warrants of $12.5 million for the fiscal year-to-date ended June 30, 2024 was attributable to an increase in the fair value of the Private Placement Warrants. The increase in fair value of Private Placement Warrants was primarily due to an increase in our common stock price during the fiscal year-to-date ended June 30, 2024.
Gain on Bargain Purchase of Assets
In April 2025, we acquired battery cell manufacturing assets from SolarEdge Technologies, Inc., located in South Korea for total purchase consideration of $10.0 million in cash. As a result of this business acquisition, we recorded $4.8 million of gain on bargain purchase as the estimated fair value of the acquired assets exceeded the purchase consideration. There was no gain on bargain purchase for the fiscal year-to-date ended June 30, 2024.
Interest Income
Interest income for the fiscal year-to-date ended June 29, 2025 was $4.9 million, compared to $6.9 million for the fiscal year-to-date ended June 30, 2024. The decrease of $2.0 million or 29% was primarily due to the fact that we had lower cash balance for the fiscal year-to-date ended June 29, 2025 as compared to the fiscal year-to-date ended June 30, 2024 together with lower interest rate for the current year.
Income Tax Benefit
Income tax benefit for the fiscal year-to-date ended June 29, 2025 was $1.0 million, compared to $4.7 million for the fiscal year-to-date ended June 30, 2024. The tax benefit was calculated based on the estimated annualized effective tax rate. The decrease of $3.7 million or 78% in tax benefit was primarily attributable to a decrease in our estimated annualized effective tax rate for the current year resulting in a lower income tax benefit on the losses generated from certain foreign jurisdictions.
Liquidity and Capital Resources
As of June 29, 2025, we had cash, cash equivalents, restricted cash, and short-term investments of $205.5 million, working capital of $176.1 million and an accumulated deficit of $889.1 million. Our cash equivalents and short-term investments primarily consist of U.S. government agency securities, U.S. Treasuries, money market mutual funds, and corporate notes and debt securities.

Material Cash Requirements
We use cash to fund operations, meet working capital requirements and fund our capital expenditures. For the remainder of fiscal year 2025, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our operations.
For the fiscal year-to-date ended June 29, 2025, we used $14.2 million of our cash to fund our acquisitions of property and equipment and $10.0 million of payment for an acquisition of battery cell manufacturing assets in South Korea. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.
In July, we declared and issued a warrant dividend to the holders of record of our common stock as of the close of business on July 17, 2025 (the “Record Date”). Holders of our Convertible Senior Notes as of the Record Date also participated in the warrant dividend distribution as if their Convertible Senior Notes had been converted into our common stock. Assuming that all distributed warrants are fully exercised, we would receive approximately $248.5 million of proceeds, net of estimated commissions and estimated offering expenses. We intend to use the proceeds from the warrant exercises to support Fab2 scale-up and for general corporate purposes. Please see Note 14 “Subsequent Events” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Additionally, on June 30, 2025, our board of directors authorized a repurchase plan to repurchase up to $60.0 million worth of shares of our common stock, effective immediately (the “Repurchase Plan”). We may make repurchases from time to time through open market purchases or through privately negotiated transactions and the Repurchase Plan will expire on December 31, 2026. Since we established the Repurchase Plan, no repurchases had been made under the program. For more details, please see Note 14 “Subsequent Events” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We have incurred operating losses and negative cash flows from operations since inception through June 29, 2025 and expect to incur operating losses in the near future. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, projected revenues and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years-to-Date Ended
	June 29, 2025	June 30, 2024	Change ($)
Net cash used in operating activities	$(42,766)	$(61,993)	$19,227
Net cash provided by (used in) investing activities	(91,089)	19,512	(110,601)
Net cash provided by (used in) financing activities	(2,685)	45,081	(47,766)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	(748)	646
Change in cash, cash equivalents, and restricted cash	$(136,642)	$1,852	$(138,494)
Fiscal Quarter Ended June 29, 2025 Compared to Prior Year Fiscal Quarter Ended June 30, 2024
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
Net cash used in operating activities was $42.8 million for the fiscal year-to-date ended June 29, 2025. Net cash used in operating activities consisted of net loss of $67.8 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $9.9 million, stock-based compensation expense of $26.1 million, depreciation and amortization expense, net of accretion of $17.3 million, and gain on bargain purchase of assets of $4.8 million resulted from the acquisition of assets in Korea.
Net cash used in operating activities was $62.0 million for the fiscal year-to-date ended June 30, 2024. Net cash used in operating activities consisted of net loss of $162.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $12.5 million, stock-based compensation expense of $31.8 million, and depreciation and amortization expense, net of accretion of $30.9 million and impairment and disposals of Fab1 long-lived assets of $35.1 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment, as well as short-term investment activities. We expect the costs to acquire property and equipment to increase in the future as we continue to build-out and develop our battery manufacturing production capabilities in Malaysia, including our Fab2 facility in Malaysia, and in South Korea. Net cash used in investment activities was $91.1 million for the fiscal year-to-date ended June 29, 2025, which primarily consisted of $14.2 million of equipment purchases, $85.5 million of short-term investment purchases and $10.0 million of payment for an acquisition of assets in South Korea, partially offset by maturities of $18.6 million of short-term investments.
For additional information regarding the acquisition of assets in Korea, please see Note 3 “Business Acquisition” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
Net cash provided by investing activities for the fiscal year-to-date ended June 30, 2024 was $19.5 million, which primarily consisted of maturities of $91.6 million of short-term investments, partially offset by $40.3 million of equipment purchases and $31.8 million of short-term investment purchases.
Financing Activities
Net cash used in financing activities was $2.7 million for the fiscal year-to-date ended June 29, 2025, which primarily consisted of $2.9 million of payroll tax payments for shares withheld upon vesting of restricted stock units and $0.8 million of loan payments, partially offset by $1.5 million of proceeds from the exercise of stock options and employee stock purchase plan (“ESPP”) to purchase our common stock.
Net cash provided by financing activities was $45.1 million for the fiscal year-to-date ended June 30, 2024, which primarily consisted of $4.6 million of gross proceeds from the borrowings of loans, $42.8 million of proceeds from the issuance of our common stock through an ATM offering and proceeds from exercise of stock options to purchase our common stock and $1.1 million of proceeds from our ESPP to purchase our common stock, partially offset by $3.3 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Contractual Obligations and Commitments
As of June 29, 2025, we had $172.5 million aggregate principal amount of 3.0% Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. In addition, we had $10.9 million of asset secured loans, of which $10.4 million are classified as short-term debt on our Condensed Consolidated Balance Sheet as of June 29, 2025. Please see Note 8 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We lease our headquarters in Fremont, California, our Fab2 production facility in Penang, Malaysia, and offices in India and China. For the lease payment schedule, please see Note 7 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of June 29, 2025, our commitments included approximately $5.6 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 9 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, valuation for assets acquired in business acquisition, valuation for inventory, valuation allowance on deferred tax assets, assumptions used in income tax provisions, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, assumptions used in the calculation of earnings per share related to the warrant dividend, incremental borrowing rate for operating right-of-use assets and lease liabilities and estimates to fair value common stock warrants. Certain accounting policies have a more significant impact on our condensed consolidated financial statements due to the size of the financial statement elements and prevalence of their application.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of June 29, 2025, we had cash, cash equivalents, restricted cash, and short-term investments totaling $205.5 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, U.S. government agency securities, U.S. Treasuries, money market mutual funds, and corporate notes and debt securities. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of June 29, 2025, we had $172.5 million of Convertible Senior Notes with an annual interest rate of 3.0%, which accounted for approximately 94% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the fiscal quarter ended June 29, 2025, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of June 29, 2025, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
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
As of June 29, 2025, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of June 29, 2025, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended June 29, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The work required to develop these manufacturing processes and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with numerous equipment and tooling providers to ensure that the equipment works properly for our unique battery technology. The integration of new equipment into our production process involves a significant degree of uncertainty and risk, and we have not in the past and may not in the future be able to achieve our goals for throughput and yield. Further, the integration work may result in the delay in the scaling up of production or result in additional costs to our battery cells, particularly if we encounter issues with performance or if we are unable to customize products for certain of our customers. We expect that certain customers may require several months or longer to complete technology qualification before accepting a product that is manufactured at high volume on the Gen2 lines, if at all. In addition, even if we are able to achieve volume production for the existing uses of our batteries, we may face challenges relating to the scaling up of production for new uses of our batteries, including in the EV market and the market for AI-powered devices.
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
In 2024, we relocated our Fab1 manufacturing operations from Fremont, California to Fab2 in Malaysia. In 2024 we completed site acceptance testing (“SAT”) and began production of batteries on our Agility line, and completed factory acceptance testing (“FAT”), and SAT, for our High-Volume Manufacturing (“HVM”) line in Malaysia. However, our profitability targets rely on our ability to aggressively reduce the capital costs of our production lines and implement productivity improvements. If such efficiency gains are unsuccessful, we may be unable to achieve our target margin and profitability goals. We expect that our current manufacturing lines will be sufficient to produce batteries in commercial scale, but not in high enough volumes to meet our expected customer demand. Therefore, we anticipate bringing additional facilities online at Fab2 and further refining our approach to improve yields over time. To the extent we continue to experience challenges with improving yields, we may have difficulty accepting additional customers due to capacity constraints, which could delay our growth. If we are unable to successfully build and manage such additional manufacturing lines, or otherwise further refine our approach to improve yields, our business will be negatively impacted and could fail.

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

In October 2024, we entered into an amendment to the YBS Agreement, which modified certain payment terms and responsibilities of the parties. Pricing under the YBS Agreement is set on a cost-plus basis and we are subject to a minimum purchase commitment. This means that regardless of the level of manufacturing services YBS provides to us, we are obligated to pay a certain threshold amount each month over the term of the YBS Agreement. The ten-year term of the YBS Agreement expires in July 2033, subject to customary termination provisions.
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
Our operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks, as well as risks relating to geopolitical tensions and conflicts, including changes to trade policies and regulations.*
In 2023 we acquired Routejade, a battery manufacturer in South Korea, and established a research and development center in Hyderabad, India, which supports the product and manufacturing teams in our other locations. In the second half of 2024, we relocated all manufacturing activities to Malaysia and established a subsidiary in Shenzhen, China. In April 2025, we acquired a second manufacturing facility and related assets in South Korea. As of the end of 2024, following the shift of our manufacturing facilities to Malaysia and a reduction in force that primarily affected our U.S. operations, a higher percentage of our employees and a significant portion of our business operations are located overseas, while our leadership team is primarily located in the U.S. Additionally, relationships with customers and potential customers outside of the U.S. accounted for a significant portion of our revenues during 2024, and in the first half of 2025.
While we are continuing to adapt to and develop strategies to address international markets and to manage our international activities and geographically diverse workforce, there is no guarantee that such efforts will have the desired effect. We have in the past and may continue to experience operational challenges associated with global business operations and a globally dispersed workforce, such as coordinating activities across multiple time zones and cultures and maintaining consistent operations standards across diverse locations. In addition, effective collaboration between R&D and manufacturing teams located overseas, and other parts of the organization, may be hindered by distance, language and cultural differences, which may have a negative impact on product innovation and overall operational efficacy.
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
Our business depends on the continued supply of certain materials for our products and we expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. The cost of our batteries depends in part upon the prices and availability of raw materials such as lithium, silicon, graphite, nickel, cobalt, copper and/or other metals. The prices for these materials fluctuate and their available supply has been, and may continue to be, unstable depending on market conditions and global demand for these materials, including as a result of increased global production of EVs and energy storage products, inflationary pressures, supply chain disruption caused by pandemics or other public health crises, and war or other armed conflicts, including Russia’s invasion of Ukraine. We have also experienced a need for expedited freight services associated with supply chain challenges, resulting in higher logistics costs. Moreover, we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms. In addition, several large battery companies are developing and manufacturing key supplies such as cathode material on their own, and as a result such supplies may be proprietary to these companies. Reduced availability of these materials or substantial increases in the prices for such materials has increased, and may continue to increase, the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components, including as a result of recent inflationary pressures, by increasing prices, which in turn would increase our operating costs and negatively impact our prospects.
Any disruption in the supply of components or materials could temporarily disrupt production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, labor shortages, the effects of pandemics or other public health crises and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Our suppliers may go into bankruptcy or receivership based on conditions associated with their business. For example, one of our equipment suppliers went into receivership in the first half of 2024. To the extent our equipment suppliers experience business continuity challenges in the future, it may disrupt our production timelines, negatively impact our ability to successfully configure the equipment to run at its target performance and limit our ability to operate such equipment.

Currency fluctuations, trade barriers, trade sanctions, export restrictions, tariffs, embargoes or shortages and other general economic or political conditions may limit our ability to obtain key components for our lithium-ion batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. For example, the recent tariffs imposed by the U.S. and reciprocal tariffs imposed or proposed by China and the tension in U.S.-China trade relations has created uncertainty in our industry and may negatively affect certain of our suppliers. It is difficult to predict what further trade-related actions governments may take and our business may be negatively impacted if we are unable to quickly and effectively react to such actions. In particular, our facilities are located in Malaysia, India and South Korea and our products require materials and equipment manufactured outside these countries, including China. If such materials and equipment do not fall under any exemption to the newly imposed tariffs or reciprocal tariffs, or are subject to other trade barriers or restrictions, such as China’s Regulation on Export Control of Dual-Use Items, it could materially impact our ability to obtain materials and equipment, or effective alternative sources of such items, on commercially reasonable terms.
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
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. For example, in October 2023 we initiated a strategic realignment of Fab1 in Fremont to refocus the facility from a manufacturing hub to a facility focused on new product development, which resulted in a plan of workforce reduction. We subsequently accelerated our manufacturing operations in Malaysia and discontinued manufacturing operations at our Fab1 facility beginning in May 2024, resulting in a second plan of workforce reduction. We incurred significant restructuring charges associated with equipment disposals in connection with the relocation of manufacturing operations from Fab1 in California, to Fab2 in Malaysia, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives. There can be no assurance that any restructuring plans and initiatives, including the 2024 Restructuring Plan, as defined and further discussed in Note 12 “Restructuring Costs” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, will be successful in managing our operating expenses. Any restructuring plans may adversely affect our operations and ability to recruit and retain skilled and motivated personnel, result in a loss of continuity and accumulated knowledge, or inefficiency during the transition period, and will likely require a significant amount of employees’ time and focus, all of which may divert attention away from operating and growing our business. For more information on our restructuring plans, see Note 12 “Restructuring Costs” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Our cell architecture is different than other batteries and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to smartphone, IoT, smart eyewear, action cameras, portable gaming and smartwatches, and other AI-powered devices. In addition, we have limited historical data on the performance and reliability of our batteries over time. If our batteries fail unexpectedly in the field, such failures could result in significant warranty costs and/or reputational harm. For example, the electrodes and separator structure of our battery are different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes, leading our batteries to fail and cause a safety event in the field, which could further result in the failure of our end customers’ products as well as the loss of life or property. Any safety event in the field, but in particular, one in which the end product failure results in significant loss, could result in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to the reputational harm that results. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.
We have a concentration of customer accounts in the defense sector, and key market sectors such as smartphones and smart eyewear; dependence on these customer accounts may create a risk to our financial stability.*
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. As a result of our Routejade acquisition in October 2023, our current revenue stream is derived largely from a limited number of key customers, including defense contractors. A single customer, who is a defense subcontractor in South Korea, accounted for approximately 50% of our total revenue for the fiscal year 2024 and 55% of our total revenue for the fiscal year-to-date ended June 29, 2025. Any adverse changes in the purchasing behavior, financial stability, or strategic direction of these key customers could significantly impact our revenue. The terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures. For example, we rely on certain significant customer accounts in the smartphone and smart eyewear markets.
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
Moreover, the expiration, termination, or renegotiation of contracts, whether from the integration of these customers as a result of the acquisition or otherwise, could lead to uncertainty and volatility in our revenue stream. Lack of diversification increases our susceptibility to adverse events affecting our key customers in the defense sector and smartphone and smart eyewear markets, among others, including other AI-powered devices. The loss of a significant customer or a substantial reduction in business volume from key accounts could have a material adverse effect on our financial performance, cash flows, and ability to fund our operations, capital expenditures, and strategic initiatives. While we may seek to mitigate the risks associated with customer concentration through diversification efforts, expanded market reach, and enhanced customer relationship management, there can be no assurance that such measures will be successful in offsetting the potential adverse impacts of customer concentration.
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
Risks Related to Our Business

We have a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.*
We incurred net loss attributable to Enovix of approximately $68.0 million and $162.2 million, respectively, for the fiscal years-to-date ended June 29, 2025 and June 30, 2024 and had an accumulated deficit of approximately $889.1 million as of June 29, 2025. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
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
We have accelerated our manufacturing operations at Fab2 in Malaysia. In 2024, we completed SAT and began production of batteries on our Agility line, and commenced shipping samples to customers. We also completed FAT, and subsequently SAT, for our HVM line in fiscal year 2024. In the second quarter of 2025, we launched our AI-1 platform and delivered samples of our AI-1 smartphone battery to our lead OEM customer; however, we may encounter yield, material cost, performance and manufacturing process challenges as we develop additional customer-specific products from the AI-1 platform and ramp to volume commercial production. Further, we are likely to encounter engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are unable to overcome these challenges in producing our batteries, our business could fail.
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
We develop lithium-ion battery cells for industrial and consumer equipment and intend to supply these lithium-ion battery cells for industrial and consumer applications. Historically, lithium-ion batteries in laptops and cellphones have been reported to catch fire or vent smoke and flames, and more recently, news reports have indicated that several EVs that use high-power lithium-ion batteries caught on fire. Any such adverse publicity or reports reflecting fire and other safety hazards associated with the use of high-power batteries in automotive or other industrial or consumer applications will negatively affect our business and prospects. In addition, any failure of our battery cells may cause damage to the industrial or consumer equipment or lead to personal injury or death and may subject us to lawsuits.
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
We have previously been, currently are, and may in the future be subject to litigation such as putative class action and shareholder derivative lawsuits brought by stockholders. We may be a target for additional lawsuits in the future. Please refer to Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of pending litigation.
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
As discussed in the consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K, we are not profitable and have incurred losses in each year since our inception. We incurred a net loss attributable to Enovix of $68.0 million and $162.2 million, respectively, for the fiscal years-to-date ended June 29, 2025 and June 30, 2024. As of June 29, 2025, we had an accumulated deficit of $889.1 million. We anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We currently expect to continue to incur losses in fiscal year 2025 until we achieve scale in the near future. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
Risks Related to Ownership of Our Securities
The trading price of our common stock and Warrants may be volatile, and the value of our common stock and Warrants may decline.*
Historically, our stock price has been volatile and the trading price of our securities could continue to be volatile. The trading price of our common stock and Warrants is subject to wide fluctuations in response to various factors, many of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•our ability to develop products for our end-user markets;
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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the Nasdaq Global Select Market in particular have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, are not predictable. A loss of investor confidence in the market for battery company stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price and the price of our Warrants regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 196,600,013 shares of common stock outstanding as of July 28, 2025. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
Private Placement Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
In connection with the initial public offering of our predecessor entity, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), RSVAC issued and sold 6,000,000 private placement warrants (the “Private Placement Warrants”) to Rodgers Capital, LLC, which entity subsequently distributed the Private Placement Warrants to its Series B Unit holders. Each Private Placement Warrant is exercisable for one share of common stock at an exercise price of $11.50 per share. As of June 29, 2025, there are 5,500,000 Private Placement Warrants outstanding following the exercise of warrants by one warrant holder in July 2024.
To the extent Private Placement Warrants are exercised, which may be more likely given the exercise price for the Private Placement Warrants will be adjusted downward based on the fair market value of the Warrant Dividend, additional shares of our common stock will be issued, which will result in dilution to our existing common stockholders, and increase the number of our shares eligible for resale in the public market.

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
The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. If our securities are not listed on, or for any reason become delisted from, the Nasdaq Global Select Market and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities will be adversely affected. Following their expiration, the Warrants will no longer be tradable on Nasdaq. You may be unable to sell your securities if an active trading market for our securities cannot be sustained and/or the securities are no longer listed on the Nasdaq Global Select Market or other national securities exchange.
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

Risks Related to Ownership of Our Warrants
The trading price for the Warrants may bear little or no relationship to traditional valuation methods, or to the market price of our common stock, and therefore the trading price of the Warrants may fluctuate significantly.*
The trading price of the Warrants may have little or no relationship to, and may be significantly lower, or at times higher, than the price that would otherwise be established using traditional indicators of value, such as our future prospects and those of our industry in general; future potential revenues, earnings, cash flows, and other financial and operating information, or multiples thereof; market prices of securities and other financial and operating information of companies engaged in drug development activities similar to ours; and the views of research analysts. Potential investors should not buy Warrants in the open market unless they are willing to take the risk that the trading price of the Warrants could fluctuate and decline significantly.
If the Warrants expire before an investor chooses to exercise or sell their Warrants, they will lose the potential value of the Warrants they received in the Warrant Distribution, or later purchased prior to expiration.*
The Warrants do not automatically exercise, even if our common stock price remains at or above the exercise price of the Warrants. Warrant holders are entitled to exercise the full number of Warrants that they purchase, or that are registered in their name, or any portion thereof. However, any Warrant that is not exercised for cash prior to the Expiration Date will expire unexercised and the holder will not receive any shares of our common stock.
Under the terms of the warrant agreement, if the Early Exercise Price Condition occurs, the Expiration Date of the Warrants could be accelerated significantly. If the trading price of our common stock remains above $10.50, the Warrants could expire as early as August 19, 2025. The Warrants will have no financial value after the Expiration Date.

Hedging arrangements relating to the Warrants may affect the value and volatility of our common stock.*
In order to hedge their financial positions, Warrant holders may enter into hedging transactions with respect to our common stock, may unwind or adjust hedging transactions and may purchase or sell large blocks of our common stock in one or more market transactions. The effect, if any, of these activities on the trading price of our common stock will depend in part on market conditions and cannot be known in advance, but any of these activities could adversely affect the value and price volatility of our common stock.
The settlement process for shares of common stock issuable upon exercise of Warrants is outside of our control and may cause a Warrant holder to lose the value of their investment.*
The settlement process with respect to exercised Warrants refers to the time between exercise of a Warrant and when the issued common stock is delivered to a holder’s account, and the holder becomes the holder of record of such common stock. The settlement process is conducted by outside parties and broker-dealers and is therefore outside of our control. Under Rule 15c6-1 of the Securities Exchange Act of 1934, the standard settlement cycle for most broker-dealer transactions is one business day, unless the parties to any such trade expressly agree otherwise. We understand that under existing financial industry practices, delivery of the shares of common stock upon exercise of Warrants will likely not occur within one business day, and delivery may take several business days. Warrant holders could experience a significant loss of their investment in exercising Warrants if the settlement process takes longer than anticipated or fails to settle.
The issuance of common stock upon the exercise of the Warrants may depress our stock price.*
We could issue up to 29,233,276 shares of common stock if all Warrants were exercised, which represents an approximate 15.1% increase in our number of shares outstanding at the time of the Warrant distribution. The issuance of such additional shares of common stock upon exercise of the Warrants, and the resale of such shares on the open market after their issuance, or the perception that such sales could occur, could result in significant downward pressure on our stock price.
Warrant holders will not be entitled to any of the rights of holders of our common stock.*
Warrant holders will not be entitled to any rights with respect to our common stock, including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock, but Warrant holders will be subject to all changes affecting our common stock.
Warrant holders will have rights with respect to our common stock only if they receive our common stock upon exercising the Warrants for cash and only as of the date when they become a record owner of the shares of our common stock upon such exercise. For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the date that a Warrant holder is deemed to be the owner of the shares of our common stock due upon exercise of Warrants, such Warrant holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.
General Risk Factors
We have been, and may in the future be, involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.
We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. Please refer to Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of pending litigation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended June 29, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
March 31 - April 27, 2025	—	$—	—	—
April 28 - May 25, 2025	—	—	—	—
May 26 - June 29, 2025	—	—	—	—
Total	—	$—	—	—

(1)    We did not have any repurchased shares from former employees for the early exercised stock options, which were unvested on the termination date, at the exercise price.
(2)     We did not have a repurchase program in place for the quarter ended June 29, 2025. On June 30, 2025, our board of directors authorized the repurchase of up to $60.0 million worth of shares of the Company’s common stock, $0.0001 par value per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended June 29, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K, other than as follows:
On May 9, 2025, Ajay Marathe, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that provides for the sale from time to time of an aggregate of up to 268,338 shares of our common stock, all of which are prior vested restricted stock units (“RSUs”). The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 31, 2026, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	April 21, 2023
4.3	Warrant Agreement (including Form of Warrant), dated July 21, 2025, between the Company, Computershare Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Warrant Agent.	8-K	001-39753	4.1	July 21, 2025
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

Dated: July 31, 2025	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ryan Benton
Ryan Benton
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)