Form 10-Q
period 2025-09-28
Enovix Corp
filed 2025-11-05
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, 215,816,004 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of September 28, 2025 and December 29, 2024	1
	Condensed Consolidated Statements of Operations for the fiscal quarters ended and fiscal years-to-date ended September 28, 2025 and September 29, 2024	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the fiscal quarters and fiscal years-to-date ended September 28, 2025 and September 29, 2024	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the fiscal quarters and fiscal years-to-date ended September 28, 2025 and September 29, 2024	4
	Condensed Consolidated Statements of Cash Flows for the fiscal years-to-date ended September 28, 2025 and September 29, 2024	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosure about Market Risks	41
Item 4.	Controls and Procedures	41
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	74
Item 3	Defaults Upon Senior Securities	74
Item 4	Mine Safety Disclosures	74
Item 5	Other Information	74
Item 6.	Exhibits	75
	Signatures	77

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance and can be identified by words such as anticipate, believe, continue, could, estimate, expect, intend, may, might, plan, possible, potential, predict, project, should, will, would and similar expressions that convey uncertainty about future events or outcomes. In addition, any statements that refer to projections, forecasts, management’s expectations, hopes, beliefs, intentions or strategies regarding the future, are forward-looking statements. Examples of forward-looking statements in this Quarterly Report include, without limitation, statements about:
•our future operating results, financial position, growth opportunities and guidance, and our anticipation that changes in the global trade environment do not pose a material risk to our outlook;
•our commercialization plans, strategy and product development roadmap, including the AI-1 platform launch, AI Class of batteries, and the readiness, performance, timing, and customer qualification of our AI-1 smartphone battery, other batteries under development from the AI-1 platform, and the design of our next battery technology node;
•our manufacturing strategy, including scale-up and operational readiness, including at Fab2 in Malaysia, our assets and facility expansion in South Korea, and the anticipated benefits of the SolarEdge asset purchase, and our ability to enhance per-zone capacity and reduce switching time between configurations;
•our benchmarking of key battery metrics such as energy density and fast charge and competitive positioning, including our ability to maintain and expand a performance lead over other silicon-doped or conventional battery architectures, and our beliefs about our competitors’ inability to achieve further energy density enhancements using these techniques due to swelling;
•our expectations regarding our AI-1™ platform and our AI Class of batteries
•customer interest, qualification activities, and expected adoption of our AI Class products across smartphone, smart eyewear, AI-powered devices, handheld computing, defense, drone, IoT, and EV segments;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	September 28, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$335,502	$272,869
Short-term investments	223,316	—
Accounts receivable, net	4,631	4,566
Notes receivable, net	2,412	4
Inventory	15,224	7,664
Prepaid expenses and other current assets	7,547	9,903
Total current assets	588,632	295,006
Property and equipment, net	174,585	167,947
Long-term investments	89,451	—
Customer relationship intangibles and other intangibles, net	32,827	36,394
Operating lease, right-of-use assets	11,774	13,479
Goodwill	12,217	12,217
Other assets, non-current	4,223	2,126
Total assets	$913,709	$527,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,311	$9,492
Accrued expenses	8,928	19,843
Accrued compensation	7,214	8,228
Short-term debt	10,151	9,452
Deferred revenue	7,689	3,650
Other liabilities	5,281	3,036
Total current liabilities	60,574	53,701
Long-term debt, net	518,348	169,820
Warrant liability	16,632	28,380
Operating lease liabilities, non-current	11,413	13,293
Deferred revenue, non-current	300	3,774
Deferred tax liability	9,325	8,784
Other liabilities, non-current	14	14
Total liabilities	616,606	277,766
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 215,367,757 and 190,559,335 as of September 28, 2025 and December 29, 2024, respectively	22	19
Additional paid-in-capital	1,296,114	1,067,951
Treasury stock, at cost	(58,385)	—
Accumulated other comprehensive loss	(658)	(143)
Accumulated deficit	(942,837)	(821,086)
Total Enovix stockholders’ equity	294,256	246,741
Non-controlling interest	2,847	2,662
Total equity	297,103	249,403
Total liabilities and equity	$913,709	$527,169
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
(In thousands, except share and per share amounts)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue	$7,990	$4,317	$20,556	$13,357
Cost of revenue	6,589	4,959	16,952	16,454
Gross profit (loss)	1,401	(642)	3,604	(3,097)
Operating expenses:
Research and development	28,180	24,220	82,257	102,073
Selling, general and administrative	20,194	20,744	54,613	61,176
Restructuring cost	—	3,661	—	41,807
Total operating expenses	48,374	48,625	136,870	205,056
Loss from operations	(46,973)	(49,267)	(133,266)	(208,153)
Other income (expense):
Change in fair value of common stock warrants	1,867	29,899	11,778	17,359
Gain on bargain purchase of assets	—	—	4,761	—
Interest income	2,540	2,859	7,401	9,745
Interest expense	(11,765)	(1,718)	(15,186)	(5,068)
Other income (loss), net	140	(2,217)	1,501	(1,509)
Total other income (loss), net	(7,218)	28,823	10,255	20,527
Loss before income tax expense (benefit)	(54,191)	(20,444)	(123,011)	(187,626)
Income tax expense (benefit)	(422)	2,194	(1,445)	(2,544)
Net loss	(53,769)	(22,638)	(121,566)	(185,082)
Net gain (loss) attributable to non-controlling interests	(56)	(102)	185	(306)
Net loss attributable to Enovix	$(53,713)	$(22,536)	$(121,751)	$(184,776)

Net loss per share attributable to Enovix shareholders, basic(1)	$(0.26)	$(0.12)	$(0.59)	$(1.01)
Weighted average number of common shares outstanding, basic(1)	206,458,846	187,785,319	204,758,291	183,229,182
Net loss per share attributable to Enovix shareholders, diluted(1)	$(0.27)	$(0.28)	$(0.59)	$(1.01)
Weighted average number of common shares outstanding, diluted(1)	206,811,315	187,977,123	204,758,291	183,229,182

(1) As required by ASC 260, Earnings Per Share, the share and per share amounts for the periods presented above in the condensed consolidated financial statements have been retroactively adjusted to reflect the Warrant (as defined in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies”) in July 2025. For more information on the adjusted net loss per share, please refer to Note 11 “Net Loss per Share” for more details.
See accompanying notes to these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net loss	$(53,769)	$(22,638)	$(121,566)	$(185,082)
Other comprehensive income (loss), net of tax
Change in net foreign currency translation adjustments	(11)	(61)	(242)	34
Net unrealized gain (loss) on available-for-sale securities	(256)	4	(273)	(14)
Other comprehensive income (expense), net of tax	(267)	(57)	(515)	20
Comprehensive loss	(54,036)	(22,695)	(122,081)	(185,062)
Comprehensive gain (loss) attributable to non-controlling interest	(56)	(102)	185	(306)
Comprehensive loss attributable to Enovix	$(53,980)	$(22,593)	$(122,266)	$(184,756)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
(In thousands, except share amounts)	Shares	Amount
Balance as of December 29, 2024	190,559,335	$19	$1,067,951	$—	$(143)	$(821,086)	$246,741	$2,662	$249,403
Net loss	—	—	—	—	—	(23,510)	(23,510)	(21)	(23,531)
Issuance of common stock upon exercise of stock options	81,621	—	782	—	—	—	782	—	782
RSU vested, net of shares withheld	1,074,758	—	(1,761)	—	—	—	(1,761)	—	(1,761)
Vesting of early exercised stock options	—	—	1	—	—	—	1	—	1
Repurchase of unvested restricted common stock	(597)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,931	—	—	—	12,931	—	12,931
Other comprehensive loss, net	—	—	—	—	(41)	—	(41)	—	(41)
Balance as of March 30, 2025	191,715,117	19	1,079,904	—	(184)	(844,596)	235,143	2,641	237,784
Net loss	—	—	—	—	—	(44,528)	(44,528)	262	(44,266)
Issuance of common stock under employee stock purchase plan	129,038	—	711	—	—	—	711	—	711
RSUs vested, net of shares withheld	1,113,668	—	(1,092)	—	—	—	(1,092)	—	(1,092)
Stock-based compensation	—	—	13,722	—	—	—	13,722	—	13,722
Other comprehensive loss, net	—	—	—	—	(207)	—	(207)	—	(207)
Balance as of June 29, 2025	192,957,823	19	1,093,245	—	(391)	(889,124)	203,749	2,903	$206,652
Net loss	—	—	—	—	—	(53,713)	(53,713)	(56)	(53,769)
Issuance of common stock upon exercise of stock options	256,114	—	2,351	—	—	—	2,351	—	2,351
Issuance of common stock upon exercise of Warrants, net	26,526,344	3	225,424	—	—	—	225,427	—	225,427
Fair value of Warrants related to 2028 Convertible Senior Notes	—	—	9,223	—	—	—	9,223	—	9,223
RSUs vested, net of shares withheld	1,065,032	—	(2,002)	—	—	—	(2,002)		(2,002)
Repurchase of common stock	(5,437,556)	—	—	(58,385)	—	—	(58,385)	—	(58,385)
Purchase of Capped Calls	—	—	(45,288)	—	—	—	(45,288)	—	(45,288)
Stock-based compensation	—	—	13,161	—	—	—	13,161	—	13,161
Other comprehensive loss, net	—	—	—	—	(267)	—	(267)	—	(267)
Balance as of September 28, 2025	215,367,757	$22	$1,296,114	$(58,385)	$(658)	$(942,837)	$294,256	$2,847	$297,103
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
(In thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	167,392,315	$17	$857,037	$(62)	$(598,845)	$258,147	$2,956	$261,103
Net loss	—	—	—	—	(46,368)	(46,368)	(129)	(46,497)
Issuance of common stock upon exercise of stock options	43,041	—	96	—	—	96	—	96
Issuance of common stock, net of issuance costs	639,138	—	5,756	—	—	5,756	—	5,756
RSU vested, net of shares withheld	1,683,618	—	(2,223)	—	—	(2,223)	—	(2,223)
Vesting of early exercised stock options	—	—	9	—	—	9	—	9
Repurchase of unvested restricted common stock	(19,638)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,852	—	—	13,852	—	13,852
Other comprehensive income, net	—	—	—	9	—	9	—	9
Balance as of March 31, 2024	169,738,474	17	874,527	(53)	(645,213)	229,278	2,827	232,105
Net loss	—	—	—	—	(115,872)	(115,872)	(75)	(115,947)
Issuance of common stock upon exercise of stock options	316,554	—	2,697	—	—	2,697	—	2,697
Issuance of common stock, net of issuance costs	3,719,881	1	34,203	—	—	34,204	—	34,204
Issuance of common stock under employee stock purchase plan	148,371	—	1,145	—	—	1,145	—	1,145
Vesting of early exercised stock options	—	—	6	—	—	6	—	6
RSUs vested, net of shares withheld	1,380,079	—	(1,093)	—	—	(1,093)	—	(1,093)
Repurchase of unvested restricted common stock	(665)	—	—	—	—	—	—	—
Stock-based compensation	—	—	19,878	—	—	19,878	—	19,878
Other comprehensive income, net	—	—	—	68	—	68	—	68
Balance as of June 30, 2024	175,302,694	18	931,363	15	(761,085)	170,311	2,752	173,063
Net loss	—	—	—	—	(22,536)	(22,536)	(102)	(22,638)
Issuance of common stock upon exercise of stock options	193,447	—	1,532	—	—	1,532	—	1,532
Issuance of common stock upon exercise of Private Warrants	153,822	—	2,276	—	—	2,276	—	2,276
Vesting of early exercised stock options	—	—	5	—	—	5	—	5
RSUs vested, net of shares withheld	1,985,662	—	(2,286)	—	—	(2,286)		(2,286)
Repurchase of unvested restricted common stock	(43,748)	—	—	—	—	—	—	—
Stock-based compensation	—	—	18,347	—	—	18,347	—	18,347
Other comprehensive loss, net	—	—	—	(57)	—	(57)	—	(57)
Balance as of September 29, 2024	177,591,877	$18	$951,237	$(42)	$(783,621)	$167,592	$2,650	$170,242
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal Years-to-Date Ended
(In thousands)	September 28, 2025	September 29, 2024
Cash flows used in operating activities:
Net loss	$(121,566)	$(185,082)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	26,675	37,417
Stock-based compensation	37,973	48,630
Changes in fair value of common stock warrants	(11,778)	(17,359)
Gain on bargain purchase of assets	(4,761)	—
Impairment and loss on disposal of long-lived assets	—	38,249
Interest expense (non-cash)	9,222	—
Others	1,312	174
Changes in operating assets and liabilities:
Accounts and notes receivables	(2,359)	494
Inventory	(7,247)	(827)
Prepaid expenses and other assets	445	(3,913)
Accounts payable	6,539	(10,018)
Accrued expenses and compensation	(2,781)	3,175
Deferred revenue	702	(502)
Deferred tax liability	(1,135)	(3,303)
Other liabilities	467	190
Net cash used in operating activities	(68,292)	(92,675)
Cash flows from investing activities:
Purchase of property and equipment	(17,216)	(59,830)
Payment for business acquisition	(10,000)	—
Purchases of investments	(370,133)	(31,812)
Maturities of investments	58,145	106,621
Net cash provided by (used in) investing activities	(339,204)	14,979
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes and loan borrowing	360,000	4,572
Payments of debt issuance costs	(9,900)	—
Repayment of debt	(794)	(180)
Purchase of Capped Calls	(45,288)	—
Proceeds from exercise of common stock warrants	232,106	—
Payments of issuance costs related to common stock and warrant dividends	(5,995)	—
Repurchase of common stock	(58,385)	—
Proceeds from the exercise of stock options and issuance of common stock under ATM, net of issuance costs	3,133	44,285
Payroll tax payments for shares withheld upon vesting of RSUs	(4,855)	(5,601)
Proceeds from issuance of common stock under employee stock purchase plan	711	1,145
Repurchase of unvested restricted common stock	—	(4)
Net cash provided by financing activities	470,733	44,217
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(409)	1,303
Change in cash, cash equivalents, and restricted cash	62,828	(32,176)
Cash and cash equivalents and restricted cash, beginning of period	274,691	235,123
Cash and cash equivalents and restricted cash, end of period	$337,519	$202,947

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Fiscal Years-to-Date Ended
(In thousands)	September 28, 2025	September 29, 2024
Supplemental cash flow disclosure:
Cash paid for interest	$2,971	$2,951
Cash paid for income taxes	1,072	164
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	$8,146	$14,478
Cashless warrant exercise	—	2,276
Accrued debt issuance costs	1,500	—
Accrued issuance costs related to the Warrants	1,082	—
The following presents our cash, cash equivalents and restricted cash by category in the Condensed Consolidated Balance Sheets:

	Fiscal Years-to-Date Ended
(In thousands)	September 28, 2025	September 29, 2024
Cash and cash equivalents	$335,502	$200,912
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	2,017	2,035
Total cash, cash equivalents, and restricted cash	$337,519	$202,947
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
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the fiscal quarter and fiscal year to-date ended September 28, 2025 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, valuation for assets acquired in business acquisition, valuation for inventory, valuation allowance on deferred tax assets, assumptions used in income tax provisions, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, assumptions used in the calculation of earnings per share related to the Warrants (as defined below) distributed as warrant dividend, incremental borrowing rate for operating right-of-use assets and lease liabilities and valuation of common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through September 28, 2025 and expect to incur operating losses for the foreseeable future. As of September 28, 2025, we had working capital of $528.1 million and an accumulated deficit of $942.8 million. During the third fiscal quarter of 2025, we declared and issued a special dividend in the form of publicly-traded common stock warrants (the “Warrants”), which were distributed on or about July 21, 2025 (the “Warrant Dividend”) to the holders of our common stock and our 2028 Convertible Senior Notes (as defined below in Note 8 “Borrowings.” From the exercises of the Warrants, we raised gross proceeds of $232.1 million. (see Note 10 “Treasury Stock, Warrant Dividend and Warrants” for more details).
In addition, we repurchased 5,437,556 shares of our common stock for $58.4 million during the third fiscal quarter of 2025 pursuant to our publicly announced stock repurchase plan (see Note 10 “Treasury Stock, Warrant Dividend and Warrants” for more details).
In September 2025, we issued $360.0 million aggregate principal amount of our 2030 Convertible Senior Notes (as defined in Note 8 “Borrowings.”). See Note 8 “Borrowings” for more details. While we have taken actions to reduce operating expenses and working capital to align with anticipated revenue growth, we expect to continue to incur operating losses in the near term. We believe that our existing cash, cash equivalents and investments will be sufficient to meet the anticipated needs for at least the next twelve months from the issuance date of the accompanying condensed consolidated financial statements. Going forward, we may require additional financing for our future operations and expansion.
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
For the fiscal quarters ended September 28, 2025 and September 29, 2024, our product revenue was $8.0 million and $4.3 million, respectively. Of our total product revenue for the fiscal quarters ended September 28, 2025 and September

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
29, 2024, approximately 69% and 42%, respectively, were from South Korea based on the billing location of the customers.
For the fiscal years-to-date ended September 28, 2025 and September 29, 2024, our product revenue was $20.6 million and $13.4 million, respectively. Of our total product revenue for the fiscal years-to-date ended September 28, 2025 and September 29, 2024, approximately 64% and 41%, respectively, were from South Korea based on the billing location of the customers.
Service Revenue
We did not recognize Service Revenue for either of the fiscal quarters and fiscal years-to-date ended September 28, 2025 and September 29, 2024.
Income Tax
In accordance with the Accounting Standards Update (“ASU”) 740-270, Income Taxes - Interim Reporting, issued by FASB for interim reporting for income tax, we calculate our income tax provision using the annualized effective tax rate method. The effective tax rate for the fiscal years-to-date ended September 28, 2025 and September 29, 2024 were 1.17% and 1.36%, respectively. Our effective tax rate differs from the statutory tax rate primarily due to valuation allowances on the U.S. operations, and a mix of income and losses among foreign jurisdictions. The decrease in our tax benefit for the fiscal quarter and year-to-date ended September 28, 2025 as compared to the same periods for prior year was attributable to a decrease in our estimated annualized effective tax for the current year resulting from the losses generated from certain foreign jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into U.S. law, which includes significant changes to the corporate income tax provisions. We currently do not anticipate to have a material impact to our tax provision on our condensed consolidated financial statements from the OBBBA as we have a full tax valuation allowance in the U.S.
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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which expanded the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the annual reporting periods beginning December 15, 2024, with early adoption permitted. As ASU 2023-09 only has an impact to our financial statement disclosures, we do not expect this ASU to have a significant impact to our consolidated financial statements and plan to adopt this ASU in our Annual Report on Form 10-K for the fiscal year ending December 28, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for the annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of the adoption of this ASU on our consolidated financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. This ASU is effective for annual reporting periods beginning after December 15,

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of this ASU on our consolidated financial statements and disclosures.
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
In connection with the 2025 Acquisition, we incurred $0.7 million of acquisition related costs associated with this acquisition for the fiscal year-to-date ended September 28, 2025, which were included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We did not incur acquisition costs associated with this acquisition for the fiscal quarter ended September 28, 2025.
Bargain Purchase
In accordance with ASC 805, we assessed whether all assets acquired have been appropriately identified, measured and recognized, subject to re-measurements to verify that the consideration paid and assets acquired have been properly valued. We recognized a gain on bargain purchase from the 2025 Acquisition as the estimated fair value of the identifiable assets acquired exceeded the purchase consideration by approximately $4.8 million, net of deferred tax liability recognized from this acquisition. The bargain purchase gain is reported in Other income (loss), net on the Condensed Consolidated Statement of Operations. Management believes the primarily reason for the bargain purchase is because we were able to complete the acquisition in an expedited manner with a good offer of a cash payment and no financial contingencies. We did not record any gain on bargain purchase of assets during the fiscal quarter ended September 28, 2025. For the fiscal year-to-date ended September 28, 2025, we recorded $4.8 million of gain on bargain purchase of assets in the Condensed Consolidated Statements of Operations.
Pro forma Information
Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations during the fiscal quarter and fiscal year-to-date ended September 28, 2025. The results of operations for this acquisition are included in our condensed consolidated financial statements from the date of acquisition onwards.

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
Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of September 28, 2025 and December 29, 2024, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of September 28, 2025 and December 29, 2024, we had cash and cash equivalents of $335.5 million and $272.9 million, respectively.
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of September 28, 2025 and December 29, 2024 (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of September 28, 2025
Assets:
Cash equivalents:
Money Market Funds	$89,825	$—	$—	$89,825
Short-term investments:
U.S. Treasuries	—	159,617	—	159,617
Corporate Notes and Debt Securities	—	43,281	—	43,281
U.S. Government Agency Debt Securities	—	20,418	—	20,418
Long-term investments:
U.S. Treasuries	—	65,917	—	65,917
Corporate Notes and Debt Securities	—	17,853	—	17,853
U.S. Government Agency Debt Securities	—	5,681	—	5,681
Total assets measured at fair value	$89,825	$312,767	$—	$402,592

Liabilities:
Private Placement Warrants	$—	$—	$16,632	$16,632

As of December 29, 2024
Assets:
Cash equivalents:
Money Market Funds	$102,574	$—	$—	$102,574
Total assets measured at fair value	$102,574	$—	$—	$102,574

Liabilities:
Private Placement Warrants	$—	$—	$28,380	$28,380

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash Equivalents and Investments:
The following is a summary of cash equivalents and investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments	Long-term Investments
As of September 28, 2025
Money Market Funds	$89,825	$—	$—	$89,825	$89,825	$—	$—
U.S. Treasuries	225,740	—	(206)	225,534	—	159,617	65,917
Corporate Notes and Debt Securities	61,209	—	(75)	61,134	—	43,281	17,853
U.S. Government Agency Debt Securities	26,091	8	—	26,099	—	20,418	5,681
Total	$402,865	$8	$(281)	$402,592	$89,825	$223,316	$89,451

As of December 29, 2024
Money Market Funds	$102,574	$—	$—	$102,574	$102,574	$—	$—
Total	$102,574	$—	$—	$102,574	$102,574	$—	$—
As of September 28, 2025 and December 29, 2024, the short-term investments had contractual maturity due within one year.
Private Placement Warrants
Our liabilities are measured at fair value on a recurring basis, including warrants that were held by Rodgers Capital, LLC (the “Sponsor”) and certain of its members (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $11.50 per share on December 5, 2021. In connection with the issuance of Warrants, our Board of Directors approved the change of the exercise price from $11.50 per Private Placement Warrant to an adjusted exercise price of $10.66 per Private Placement Warrant in accordance with the agreement of Private Placement Warrant. The adjusted exercise price was effective on July 21, 2025.
As of both periods ended September 28, 2025 and December 29, 2024, we had 5,500,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $3.02 per share as of September 28, 2025.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

	As of
Private Placement Warrants	September 28, 2025	September 29, 2024
Fair value as of the beginning of the fiscal year	$28,380	$42,900
Cashless warrant exercise	—	(2,276)
Change in fair value	(11,748)	(17,359)
Fair value as of the end of the fiscal quarter	$16,632	$23,265

The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of September 28, 2025	Private Placement Warrants Outstanding as of December 29, 2024
Expected term (in years)	0.8	1.5
Expected volatility	89.2%	95.0%
Risk-free interest rate	3.8%	4.3%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of September 28, 2025, the fair value of 2028 and 2030 Convertible Senior Notes (as defined in Note 8 “Borrowings” and collectively, the “Convertible Senior Notes”) was approximately $611.8 million. As of September 28, 2025, our long-term loans are approximately close to their carrying value of $0.6 million.
Note 5. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of September 28, 2025 and December 29, 2024, consisted of the following (in thousands).

	September 28, 2025	December 29, 2024
Machinery and equipment	$128,455	$112,635
Building and leasehold improvements	41,947	33,658
Office equipment and software	5,927	5,411
Furniture and fixtures	17,166	16,821
Land	5,166	1,433
Construction in process	18,285	18,990
Total property and equipment	216,946	188,948
Less: accumulated depreciation	(42,361)	(21,001)
Property and equipment, net	$174,585	$167,947

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

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Depreciation expense	$7,700	$4,683	$21,538	$32,643
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
Fab1 Long-Lived Asset Disposals
During the fiscal quarter and fiscal year-to-date ended September 29, 2024, we recorded $3.1 million and $38.2 million, respectively, of loss on disposal of our Fab1 long-lived assets, including machinery and equipment, leasehold improvements and other assets located in Fremont, California as a part of the 2024 Restructuring Plan (as defined below) and it was recorded as Restructuring Cost in the Condensed Consolidated Statement of Operations. See Note 13 “Restructuring Costs” for more information.
Note 6. Inventory
Inventory consists of the following components (in thousands).

	September 28, 2025	December 29, 2024
Raw materials	$6,743	$3,616
Work-in-process	7,183	2,989
Finished goods	1,298	1,059
Total inventory	$15,224	$7,664
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
As of both September 28, 2025 and December 29, 2024, we had an immaterial amount of inventory reserve, including excess or obsolete inventory reserve.
Note 7. Leases
We have operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2024 and 2030, some of which include options to extend the leases for up to five years.
The components of lease costs were as follows (in thousands):

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating lease cost	$1,067	$1,347	$3,257	$3,192
Supplemental lease information:

	As of
Operating leases	September 28, 2025	December 29, 2024
Weighted-average remaining lease term	4.3 years	5.0 years
Weighted-average discount rate	8.5%	8.5%
Supplemental cash flow information related to leases are as follows (in thousands):

	Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,408	$2,687
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of September 28, 2025 (in thousands).

Operating leases
2025 (remaining 3 months)	$933
2026	3,725
2027	3,767
2028	3,827
2029	2,758
Thereafter	1,099
Total	16,109
Less: imputed interest	(1,824)
Present value of lease liabilities	$14,285
Note 8. Borrowings
Short-Term Debt
Our asset secured loans have fixed and floating interest rates with various maturity dates. From time to time, we renew our short-term loans once they reach the maturity dates. The current portion of long-term loans is recorded as short-term debt based on time remaining until maturity. As of September 28, 2025, short-term debt was $10.2 million, which comprised of $9.9 million of short-term loans with less than one-year term and $0.2 million of the current portion of long-term loans. As of December 29, 2024, short-term debt was $9.5 million, which comprised of $9.3 million of short-term loans with less than one-year term and $0.2 million of the current portion of long-term loans. As of September 28, 2025 and December 29, 2024, the weighted average interest rates on the short-term loans were approximately 4.8%. and 5.2%, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

			As of
	Annual Interest Rate	Maturity Date	September 28, 2025	December 29, 2024

2028 Convertible Senior Notes	3.0%	May 1, 2028	$172,500	$172,500
2030 Convertible Senior Notes	4.8%	September 15, 2030	360,000	—
Long-term loans
Floating rate	3.4%	June 30, 2027	236	283
Floating rate	3.4%	June 30, 2028	355	340
Fixed rate	5.2%	February 3, 2026	—	914
Total Convertible Senior Notes and other borrowings			533,091	174,037
Less: unamortized debt issuance costs			(14,506)	(4,047)
Long-term debt			518,585	169,990
Current portion of long-term debt			(237)	(170)
Long-term debt, net			$518,348	$169,820
Long-term Loans
Our long-term loans bear interest at either fixed or floating rates, as indicated in the table above. As of September 28, 2025, total long-term loans outstanding was $0.6 million, including a current portion of the long-term loans of $0.2 million. As of December 29, 2024, total long-term loans outstanding was $1.5 million, including a current portion of the long-term loans of $0.2 million.
2030 Convertible Senior Notes
On September 10, 2025, we issued $360.0 million aggregate principal amount of convertible senior notes (the “2030 Convertible Senior Notes”), pursuant to an indenture, dated as of September 15, 2025 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The offerings and sale of the 2030 Convertible Senior Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance included the exercise in full by the initial purchasers of their option to purchase an additional $60.0 million aggregate principal amount of the 2030 Convertible Senior Notes. As of September 28, 2025, the total principal amount outstanding of the 2030 Convertible Senior Notes was $360.0 million.
The 2030 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 4.75% per year from September 15, 2025, and will be pay interest semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The 2030 Convertible Senior Notes will mature on September 15, 2030 unless earlier converted, redeemed or repurchased.
The net proceeds from the issuance of the 2030 Convertible Senior Notes were $348.6 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used $45.3 million of the net proceeds from the offering to pay the cost of the capped call transactions entered into in connection with the offering (see “2030 Capped Call Transaction” section for more details). We intend to use the remaining net proceeds for general corporate purposes, which may include to fund a portion of the purchase price for potential acquisitions.
The conversion rate for the 2030 Convertible Senior Notes will initially be 89.2160 shares of our common stock per $1,000 principal amount of the 2030 Convertible Senior Notes, which is equivalent to an initial conversion price of $11.21 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Holders of the 2030 Convertible Senior Notes may convert all or any portion of their notes, in integral multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding June 15, 2030 only under the following conditions:
•during any fiscal quarter commencing after the fiscal quarter ending on December 28, 2025 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•if we call the 2030 Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2030 Convertible Senior Notes called (or deemed called) for redemption; or
•upon the occurrence of specified corporate events as set forth in the Indenture.
On or after June 15, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes, at any time, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing conditions.
Upon conversion, we may satisfy this conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture.
We may not redeem the 2030 Convertible Senior Notes prior to September 20, 2028. We may redeem for cash all or any portion of the 2030 Convertible Senior Notes, at our option, on or after September 20, 2028, if the liquidity condition is satisfied and the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which er provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we redeem less than all the outstanding 2030 Convertible Senior Notes, at least $150.0 million aggregate principal amount of 2030 Convertible Senior Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice. No sinking fund is provided for 2030 Convertible Senior Notes.
If we undergo a “fundamental change,” as defined in the Indenture, holders may require us to repurchase for cash all or any portion of the 2030 Convertible Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The Indenture includes customary covenants and sets forth certain events of default, upon the occurrence and during the continuance of which the 2030 Convertible Senior Notes may be declared immediately due and payable.
Debt Issuance Costs
In accounting for the issuance of the 2030 Convertible Senior Notes, we accounted for the 2030 Convertible Senior Notes as liability instruments and considered it as single units of account pursuant to the Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”). Accrued interest for the 2030 Convertible Senior Notes was recorded as Accrued expenses on the Condensed Consolidated Balance Sheet. Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, the debt issuance costs were recorded as a reduction to Long-term debt, net on the Condensed Consolidated Balance Sheet. For the fiscal quarter and fiscal year-to-date ended September 28, 2025, we incurred approximately $11.4 million of debt issuance costs relating to the issuance of the 2030 Convertible Senior Notes.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2030 Capped Call Transactions
In connection with the issuance of the 2030 Convertible Senior Notes, we paid $45.3 million to enter into multiple capped call transactions with certain financial institutions (the “2030 Capped Calls”) during the fiscal quarter ended September 28, 2025. The 2030 Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2030 Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2030 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. Because the expirations of the 2030 Capped Calls do not match the maturity of the 2030 Convertible Senior Notes, the 2030 Capped Calls will not offset the actual dilutive impact of the 2030 Convertible Senior Notes to our common stock and/or the actual cash payments we are required to make upon any conversion of the 2030 Convertible Senior Notes.
We recorded the 2030 Capped Calls as a reduction of stockholders' equity, not as derivatives, as the 2030 Capped Calls met certain applicable accounting criteria. No subsequent remeasurement is required. The table below summarizes the key terms, subject to certain adjustments, of the 2030 Capped Calls transactions related to the 2030 Convertible Senior Notes (in dollars):

	2030 Capped Calls
	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Initial strike price per share	$11.21	$11.21	$11.21	$11.21
Initial cap price per share	$16.47	$17.84	$18.76	$20.13
Premiums per Option	$1.05	$1.40	$1.57	$1.63
Expiration dates	From February 10, 2026 to March 10,2026	From August 13, 2026 to September 10,2026	From February 10, 2027 to March 10,2027	From August 11, 2028 to September 8,2028
Final termination date	July 8, 2026	January 5, 2027	July 7, 2027	January 5, 2029
2028 Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “2028 Convertible Senior Notes”), including $10.0 million principal amount of the 2028 Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of both periods ended September 28, 2025 and December 29, 2024, total outstanding Convertible Senior Notes was $172.5 million.
The 2028 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 3.0% per year from April 20, 2023, and will be payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2028 Convertible Senior Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Interest
The following table summarizes the interest expense related to Convertible Senior Notes and loans (excluding the interest expense recorded in connection with the Warrants), which are recorded within Interest expense in the Condensed Consolidated Statements of Operations (in thousands).

	Fiscal Quarter Ended		Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Coupon interest	$2,043	$1,294	$4,631	$3,881
Amortization of debt issuance costs	378	275	941	817
Total interest expense on Convertible Senior Notes	2,421	1,569	5,572	4,698
Loan interest	121	148	391	369
Total interest expense related to Convertible Senior Notes and loans	$2,542	$1,717	$5,963	$5,067

During the fiscal quarter ended September 28, 2025, we recognized $9.2 million as interest expense for the fair value of the Warrants issued to the note holders of 2028 Convertible Senior Notes. See Note 10 “Treasury Stock, Warrant Dividend and Warrants” for more information.
As of the fiscal quarter ended September 28, 2025 and December 29, 2024, we had $2.9 million and $0.9 million of accrued interest liability, respectively.
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

September 28, 2025
2025 (remaining 3 months)	$119
2026	236
2027	177
2028	172,559
2029	—
2030	360,000
Total gross amount of long-term debt	$533,091
Note 9. Commitments and Contingencies
Purchase Commitments
As of September 28, 2025 and December 29, 2024, our commitments included approximately $6.6 million and $17.4 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 7 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 8 “Borrowings” for more details.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Performance Obligations
As of September 28, 2025, we had $8.0 million of performance obligations, which comprised total deferred revenue and customer order deposits. We currently expect to recognize approximately 96% of deferred revenue as revenue within the next twelve months.
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
A liability and related charge to earnings is recorded in the condensed consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to each case. The outcomes of outstanding legal matters are inherently unpredictable and subject to uncertainties. While there can be no assurance of a favorable outcome of these legal matters, we currently believe that the outcome of these matters will not have a material adverse effect on our results of operations, liquidity or financial position.

Securities Class Action Complaint
In January 2023, purported Company stockholders filed securities class action complaints in the U.S. District Court for the Northern District of California against Enovix and certain of its current and former officers and directors (collectively, the “defendants”). The complaints, which were later consolidated, allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, relating to alleged material misstatements or omissions in public statements related to our manufacturing scale-ups and testing of new equipment. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint, In regards to Enovix Corp. Securities Litigation, Case No. 23-cv-00071-SI (N.D. Cal.), was filed on July 7, 2023. The consolidated complaint alleges substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment.
On January 30, 2024, the court granted the defendants’ motion to dismiss the consolidated complaint. Plaintiffs subsequently filed a second amended complaint on March 19, 2024. The plaintiffs seek unspecified damages, interest, fees and costs on behalf of a putative class of persons and entities that purchased and/or acquired shares of Enovix or its predecessor entity’s common stock between August 10, 2021 and October 3, 2023. To date, no class has been certified by the court.
On July 23, 2024, the court granted in part and denied in part defendants’ motion to dismiss the second amended complaint. In June 2025, we filed a motion for partial judgment on the pleadings to eliminate certain alleged misstatements currently at issue in the case. On October 7, 2025, the court granted our motion in full and dismissed two of the three remaining alleged misstatements at issue in the litigation. The case is now proceeding on the one alleged misstatement.
In September 2024, we received two demands under Section 220 of the Delaware General Corporation Law for corporate books and records related to this matter, which could result in separate proceedings. In November 2024, a related derivative lawsuit was filed in Alameda County, California, which lawsuit has been stayed pending resolution of the securities action.
Based on information currently available, we have not recorded a liability related to these matters in our condensed consolidated financial statements as of September 28, 2025, because we cannot reasonably estimate the amount or range of potential losses.
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
Note 10. Treasury Stock, Warrant Dividend and Warrants
Common Stock Repurchase Plan
On June 30, 2025, our Board of Directors authorized a repurchase plan to buyback up to $60.0 million of shares of our common stock (the “Repurchase Plan”). Prior to the adoption of the Repurchase Plan on June 30, 2025, we did not have a repurchase plan in place in prior years.
During the fiscal quarter ended September 28, 2025, we repurchased 5,437,556 shares of our common stock for $58.4 million pursuant to the Repurchase Plan. The costs for these common stock repurchases are recorded to Treasury Stock, at Cost, on our Condensed Consolidated Balance Sheet.
As of September 28, 2025, we had $1.6 million of capacity for further repurchases of common stock available under the Repurchase Plan. We may make repurchases from time to time through open market purchases or through privately negotiated transactions. Pursuant to the Repurchase Plan, the timing and number of shares of common stock repurchased will be determined at our discretion. We may modify, suspend or discontinue the Repurchase Plan at any time and we are not obligated to repurchase any specific number of shares of common stock.
Warrant Dividend

On July 7, 2025, we declared a special dividend in the form of the Warrants to the holders of record of our common stock as of the close of business on July 17, 2025 (the “Record Date”). Pursuant to the terms of the warrant agreement, dated July 21, 2025, between us and Computershare Inc. and its affiliate, Computershare Trust Company N.A., as Warrant Agent (the “2025 Warrant Agreement”), each holder of record of common stock on the Record Date received one Warrant for every seven shares of common stock held, rounded down to the nearest whole number. In addition, holders of our 2028 Convertible Senior Notes as of the Record Date received Warrants, at the same time and on the same terms, without having to convert their Notes, subject to the terms of the 2025 Warrant Agreement and the indenture governing the 2028 Convertible Senior Notes. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at an exercise price of $8.75 per Warrant, subject to certain adjustments. The Warrants were exercisable only for cash. On July 21, 2025, 29,233,276 Warrants were issued and distributed to the holders of record of common stock and 2028 Convertible Senior Notes as of the Record Date. In accordance with ASC 815, Derivative and Hedging, we classified the Warrants as equity instruments.
Under the terms of 2025 Warrant Agreement, the Warrants would expire and cease to be exercisable at 5:00 p.m. New York City time on October 1, 2026 (the “Expiration Date”) subject to the Early Expiration Price Condition (defined below). In August 2025, the Early Expiration Price Condition was met and we elected to set August 29, 2025 as the alternate expiration date for the Warrants. On August 29, 2025, the outstanding Warrants expired and ceased to be exercisable.
The Warrants were listed on the Nasdaq Stock Market LLC under the ticker “ENVXW” and commenced trading on July 22, 2025. As the Warrants expired on August 29, 2025, any outstanding Warrants were voided as of 5:00 pm New York time on August 29, 2025. ENVXW ceased trading on Nasdaq Stock Market LLC on that date.
Early Expiration Price Condition and Date for the Warrants
Upon the occurrence of the first 30 consecutive trading day period (the “Reference Period”) that includes 20 trading days on which the daily volume-weighted average price (“VWAP”) of a share of common stock is at least equal to $10.50, subject to certain adjustments provided for in the 2025 Warrant Agreement (such occurrence, the “Early

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Expiration Price Condition”, and the last of such 20 trading days, the “Early Expiration Price Condition Date”), the Expiration Date of the Warrants would automatically accelerate to the date (the “Early Expiration Date”) that is the business day immediately following the Early Expiration Price Condition Date. We had elected to set the Early Expiration Date on August 29, 2025 after the Early Expiration Price Condition was met.
Warrants issued to 2028 Convertible Senior Notes’ holders
The Warrants issued to the 2028 Convertible Senior Notes’ holders were considered discretionary. As a result, we recognized $9.2 million as interest expense for the fair value of the Warrants issued to the note holders of 2028 Convertible Senior Notes during the fiscal quarter ended September 28, 2025.
Warrant exercises and issuance costs
We accounted for the Warrants in accordance with ASC 815, Derivative and Hedging. The Warrants are classified as equity financial instruments as the Warrants are indexed to our common stock and require settlement in shares with no net cash settlement provisions. We recorded the issuance of the Warrants to additional paid in capital on the Consolidated Balance Sheet based on the fair value of the Warrants as of July 21, 2025, the date of issuance, The net impact of these entries to the additional paid in capital was zero. No fair value remeasurement of the Warrants, as equity instruments, is required for the subsequent periods.
During the fiscal quarter and fiscal year-to-date ended September 28, 2025, 26,526,344 Warrants were exercised with the exercise price of $8.75 per Warrant and we received gross cash proceeds of $232.1 million from these exercises. Cash received upon exercises of the Warrants were recorded to common stock and additional paid in capital on the Condensed Consolidated Balance Sheets.
In connection with the issuance of Warrants, we incurred $7.9 million of issuance costs, of which $6.6 million was recorded to additional paid in capital on the Condensed Consolidated Balance Sheets as they were directly attributable to the issuance of common stock upon exercises of Warrants. The remaining portion of the issuance costs were expensed as incurred.
Private Placement Warrants
As of September 28, 2025 and December 29, 2024, we had 5,500,000 Private Placement Warrants outstanding. which were originally issued in a private placement to the Sponsor and certain of its members. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $11.50 per share on December 5, 2021.
In connection with the issuance of Warrants, our Board of Directors approved the change of the exercise price from $11.50 per Private Placement Warrant to an adjusted exercise price of $10.66 per Private Placement Warrant in accordance with the agreement of Private Placement Warrant. The adjusted exercise price was effective on July 21, 2025. For the fair value of the Private Placement Warrants, see Note 4 “Fair Value Measurement.”
Note 11. Net Loss per Share
The following table sets forth the computation of our basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

Numerator:
Net loss attributable to common stockholders - basic	$(53,713)	$(22,536)	$(121,751)	$(184,776)
Decrease in fair value of Private Placement Warrants	(1,837)	(29,899)	—	—
Net loss attributable to common stockholders - diluted	$(55,550)	$(52,435)	$(121,751)	$(184,776)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic(1)	206,458,846	187,785,319	204,758,291	183,229,182
Dilutive effect of Private Placement Warrants	352,469	191,804	—	—
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted(1)	206,811,315	187,977,123	204,758,291	183,229,182

Net loss per share of common stock(1):
Basic	$(0.26)	$(0.12)	$(0.59)	$(1.01)
Diluted	$(0.27)	$(0.28)	$(0.59)	$(1.01)

(1) As required by ASC 260, Earnings Per Share, the share and per share amounts for the periods presented in the above table have been retroactively adjusted to reflect the Warrants issued in July 2025 (see Note 10 “Treasury Stock, Warrant Dividend and Warrants” for more details). The following reconciliation table showed the effect of the Warrants to the previously reported shares and net loss per share amount (in thousands, except share and per share amount).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 29, 2024
	Fiscal Quarter	Fiscal Year-to-Date
Numerator:
Net loss attributable to common stockholders - basic and diluted (as reported)	$(22,536)	$(184,776)
Dilutive effect of Private Placement Warrants	(29,899)	—
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	(52,435)	(184,776)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic (as previously reported)	176,680,578	172,393,869
Effect of the Warrants	11,104,741	10,835,313
Weighted-average shares outstanding used in computing net loss per share of common stock, basic (as adjusted)	187,785,319	183,229,182

Weighted-average shares outstanding used in computing net loss per share of common stock, diluted (as previously reported)	176,872,382	172,393,869
Effect of the Warrants	11,104,741	10,835,313
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted (as adjusted)	187,977,123	183,229,182

Net loss per share of common stock:
Basic (as previously reported)	$(0.13)	$(1.07)
Basic (as adjusted)	$(0.12)	$(1.01)

Diluted (as previously reported)	$(0.30)	$(1.07)
Diluted (as adjusted)	$(0.28)	$(1.01)

The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Stock options outstanding	1,254,707	1,835,751	1,254,707	1,835,751
Restricted stock units and performance restricted stock units outstanding	13,647,149	15,126,611	13,647,149	15,126,611
Assumed conversion of Convertible Senior Notes	15,994,994	11,053,800	12,700,865	11,053,800
Private Placement Warrants outstanding	—	—	5,500,000	5,500,000
Employee stock purchase plan estimated shares	296,202	229,671	296,202	229,671

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The holders of Private Placement Warrants, unvested restricted stock units and stock options do not have rights to receive common stock dividends or common stock dividend equivalents.
Note 12. Stock-based Compensation
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

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of revenue	$280	$101	$757	$196
Research and development	5,754	5,914	19,050	19,771
Selling, general and administrative(1)	5,803	10,707	18,166	27,447
Restructuring cost	—	111	—	1,216
Total stock-based compensation expense	$11,837	$16,833	$37,973	$48,630

(1)    During the quarter ended June 30, 2024, we engaged a consulting company for its services and issued RSUs in exchange for its services. In connection with this service agreement, we recorded approximately $4.4 million and $9.1 million of stock-based compensation expense for the fiscal quarter and fiscal year-to-date ended September 29, 2024, respectively.
For the fiscal years-to-date ended September 28, 2025 and September 29, 2024, we capitalized $0.6 million and $2.4 million, respectively, of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheets. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, we accrued a $1.4 million of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of September 28, 2025.
As of September 28, 2025, there was approximately $101.8 million of unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.0 years. As of September 28, 2025, there was approximately $0.6 million of unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.2 years.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarizes stock option activities for the fiscal quarter ended September 28, 2025 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of December 30, 2024	1,751,118	$10.05
Exercised	(337,735)	9.28		$1,632
Forfeited	(158,676)	13.83
Balances as of September 28, 2025	1,254,707	$9.78	5.5	$1,269

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of September 28, 2025 represents the value of our closing stock price at $10.09 on the last trading day of the quarter ended September 28, 2025 in excess of the exercise price multiplied by the number of options outstanding.

Unvested early exercised stock options which are subject to repurchase by us are not considered participating securities as those shares do not have non-forfeitable rights to dividends or dividend equivalents. Unvested early exercised stock options are not considered outstanding for purposes of the weighted average outstanding share calculation until they vest.
Early Exercise of Options
As of September 28, 2025, 6,154 shares remained subject to our right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of September 28, 2025 was immaterial and was recorded in other current liabilities in the Condensed Consolidated Balance Sheet.
Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal quarter ended September 28, 2025 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of December 30, 2024	11,154,455	$9.61	2,017,646	$7.71
Granted	6,030,359	7.95	1,537,067	7.44
Vested	(3,731,405)	9.36	(227,679)	8.31
Forfeited	(1,914,691)	9.91	(1,218,603)	7.73
Issued and unvested shares outstanding as of September 28, 2025	11,538,718	$8.77	2,108,431	$7.43
Equity Award Modification
In connection with the 2024 Restructuring Plan (as defined in Note 13 “Restructuring Costs”), there was one equity award modification in May 2024, which accelerated the vesting condition of a former executive’s RSUs as a part of his

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
consulting and separation agreement. During the fiscal quarter ended September 29, 2024, we recognized an immaterial amount of stock-based compensation expense related to the equity modifications. For fiscal year-to-date ended September 29, 2024, we recognized $1.3 million of stock-based compensation expense related to the modifications for the fiscal year-to-date ended September 29, 2024.
For the fiscal year-to-date ended September 28, 2025, there was one equity award modification, which extended the exercise period for the vested options. We did not have an equity modification during the fiscal quarter ended September 28, 2025. For fiscal year-to-date ended September 28, 2025, we recognized an immaterial amount of stock-based compensation related to the equity award modification.
Note 13. Restructuring Costs
2024 Restructuring Plan
In May 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) designed to reduce operating costs and support our strategic goals. The restructuring liability was included in Other current liability on our Condensed Consolidated Balance Sheets. The 2024 Restructuring Plan was substantially complete in fiscal year 2024. As of December 29, 2024, we had $0.4 million of the restructuring liability and the restructuring liability was paid in cash during the fiscal year-to-date ended September 28, 2025. As of September 28, 2025, we did not have restructuring liability on our Condensed Consolidated Balance Sheets.
In connection with the 2024 Restructuring Plan, we recorded estimated pre-tax restructuring and related charges of $3.7 million and $41.8 million during the fiscal quarter and fiscal year-to-date ended September 29, 2024. These restructuring costs were reflected in Restructuring cost in the Condensed Consolidated Statements of Operations. The restructuring costs for the fiscal year-to-date ended September 29, 2024 included non-cash charges of $38.2 million of loss on disposals of Fab1 long-lived asset in Fremont, California and $1.2 million of stock-based compensation expense, and cash charges of $1.6 million of severance and termination benefits and $0.8 million of other charges.
For the fiscal quarter and fiscal year-to-date ended September 28, 2025, we did not record any restructuring and related charges.
Note 14. Related Party Transactions
Employment Relationship
As of September 28, 2025, we employed one family member of our CEO, who assists with sales in North America.
Affiliate Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 2028 Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, our Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on our Condensed Consolidated Balance Sheets.
For fiscal quarters ended September 28, 2025 and September 29, 2024, we recorded $0.1 million, for each respective quarter, of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations. For fiscal years-to-date ended September 28, 2025 and September 29, 2024, we recorded $0.2 million, for each respective period, of interest expense related to the Affiliate Notes. See Note 8 “Borrowings” for more information.
In connection with the Warrants issued to 2028 Convertible Senior Notes’ holders, we recorded $0.5 million as interest expense for the fair value of the Warrants issued to the affiliate note holders during the fiscal quarter and fiscal year-to-date ended September 28, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that the management of Enovix Corporation (referred as to “we,” “us,” “our” and “Enovix”) believes is relevant to an assessment and understanding of Enovix’s condensed consolidated results of operations and financial condition as of September 28, 2025 and for the fiscal quarter and fiscal year-to-date ended September 28, 2025 and should be read together with the condensed consolidated financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
We design, develop and have started to commercially manufacture an advanced silicon-anode lithium-ion battery using our proprietary cell architecture that increases energy density and maintains high cycle life. This enables us to use silicon as the only active lithium cycling material in the anode whereas industry incumbents have historically combined only a modest amount of silicon with graphite. We have applied an equally innovative approach to develop proprietary roll-to-stack production tools for existing lithium-ion battery manufacturing lines and increase megawatt hour capacity. Our silicon anode battery architecture allows lithium-ion batteries to be produced smaller and more efficiently at scale than current alternatives. With our acquisition of Routejade, Inc. in 2023, we also offer conventional lithium-ion batteries, which expands our suite of battery offerings to our customers. In April 2025, we acquired assets from SolarEdge located in close proximity to Routejade in South Korea, which expands our manufacturing facilities and this acquisition is expected to help position us to meet growing demand in the defense industry.
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
Q3 2025 Highlights:
Following is a summary of the activities in the third quarter of 2025:
•Revenue: Our revenue for the fiscal quarter ended September 28, 2025 was $8.0 million. The $3.7 million, or 85%, increase compared to the prior year’s fiscal quarter ended September 29, 2024 was primarily attributable to strong customer demand for our defense products.
•Independent Validation: AI-1™ smartphone battery performance was validated by an independent testing firm as having the highest energy-density reported for a smartphone battery.
•Commercial Programs: For smartphones, our lead customer will perform additional lifecycle testing following our design revision, which reflects collaborative, multi-year partnership typical of first-of-its-kind architecture.

We continued to expand engagement across the smart eyewear, an emerging category that leverages our smartphone-level energy density in compact form factors. We delivered over 1,000 AI-1™ battery packs to our lead customer and samples to nine other unique smart eyewear original equipment manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”), some of which are expected to have products launched in 2026.

In defense and industrial markets, our South Korea operations have shipped over $20 million of product for the fiscal year-to-date ended September 28, 2025 to our customers, including two of South Korea’s major three military contractors.

•Manufacturing and Operations: During the fiscal quarter ended September 28, 2025, we achieved yield improvements across equipment zones at our production facility in Malaysia (“Fab2”). Capacity in our Zone 4 (Formation) increased and now exceeds HVM requirements for an additional line.
In South Korea, we integrated the facilities and assets acquired in the second quarter of 2025, which expanded available floor space and added coating equipment capacity. We commenced building our first South Korea based cell-manufacturing a dedicated line for our 100% active-silicon-anode batteries.
•Warrant Dividend: In July 2025, we declared and issued a special Warrant Dividends to shareholders of record of our common stock as of the close of business on July 17, 2025 (the “Record Date”), and the holders of our 2028 Convertible Senior Notes as of the Record Date. A total of 26,526,344 Warrants were exercised for net proceeds of $224.2 million after deducting commissions and offering expenses. We intend to use the proceeds from the Warrant exercises to support scale-up at Fab2 in Malaysia and for general corporate purposes. Please see Note 10 “Treasury Stock, Warrant Dividend and Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
•Convertible Senior Notes Due 2030: In September 2025, we issued $360.0 million in our 2030 Convertible Senior Notes. The net proceeds from the issuance of 2030 Convertible Senior Notes were $348.6 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used $45.3 million of the net proceeds from the offering to pay the cost of the capped call transactions related to the 2030 Convertible Senior Notes. We intend to use the remaining net proceeds from the offering of the 2030 Convertible Senior Note for general corporate purposes, which may include to fund a portion of the purchase price for potential acquisitions. Please see Note 8 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
•Share Repurchase: During Q3 2025, we purchased 5,437,556 shares of our common stock for $58.4 million pursuant to the Repurchase Plan. Please see Note 10 “Treasury Stock, Warrant Dividend and Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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
Commercialization
Our commercialization strategy involves identifying customer requirements and determining where our battery architecture will offer the greatest value, and pursuing customer engagements that meet our reference design strategy — to partner with leading suppliers and establish our AI-1™ battery products as the baseline design for hardware platforms, enabling broader adoption across multiple device makers that follow the same reference architecture. We continue to be actively engaged with other smartphone OEMs to ensure a rapid ramp once we are established in the market.
In smart eyewear, we continue to make strong progress across multiple OEM programs worldwide. Under our supply agreement with a leading Silicon Valley customer, we delivered over 1,000 battery packs from our AI-1™ platform, which are now undergoing customer qualification. Several additional OEMs have initiated product testing and validation of our AI-1™ augmented reality (“AR”) battery, while a leading AR processor supplier has received samples as part of a broader ecosystem collaboration to enable next-generation smart eyewear.
Product Development

In the second quarter of 2025, we finalized and launched the AI-1™ platform with the AI-1™ battery for smartphones achieving an energy density level superior to any commercially available alternative. The AI-1™ product platform incorporates elements of our EX-1M and EX-2M technology nodes. We believe the AI-1™ battery architecture is purpose-built for AI-enabled smartphones and wearables, combining energy density, strong safety performances and compatibility with high-speed automated assembly. Our product development strategy is in our estimation tightly aligned with the goals of meeting the market needs of higher energy density, cycle life, and fast charge while maintaining safety.
We advanced our own electrochemistry with the AI-1™ smartphone battery, which incorporates elements of our EX-1M and EX-2M silicon battery technology nodes, with greater energy density and fast charge potential. To further extend what we believe is our established leadership position, we have finalized the design of our next battery technology node, which will unlock further improvements in energy density over our previous technologies. During the third quarter of 2025, AI-1™ smartphone battery performance was validated by an independent testing firm as having the highest energy-density battery reported for a smartphone battery.
Access to Capital
Assuming we experience no significant delays in the research and development and manufacture of our battery nor any deterioration in capital efficiency, we believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents, investments and future debt financings, projected revenues and access to other public or private equity offerings and potential strategic arrangements.
Regulatory Landscape
We operate in an industry that is subject to many established consumer safety and environmental regulations, which have generally become more stringent over time. Additional regulations, if adopted, could result in additional operating costs associated with compliance.
Components of Results of Operations
Revenue
We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenue consists of product revenue, resulting from the sale of lithium-ion batteries. and battery pack products (“Product Revenue”), and service revenue, resulting from payments received from our customers based on executed engineering revenue contracts for the development of lithium-ion battery technology (“Service Revenue”). We did not recognize any Service Revenue during either of the fiscal quarters ended September 28, 2025 and September 29, 2024.
Our Product Revenue is primarily generated from selling lithium-ion batteries or battery packs. Product Revenue is recognized once we have satisfied the performance obligations as defined in the sales agreement, which is generally satisfied upon transfer of control of goods. Control is transferred upon delivery for our products. For certain customized products with customer acceptance criteria specified in the sales agreement, the performance obligations are generally satisfied upon our customer’s acceptance. Payment terms can vary depending on the contract and it is generally required within 90 days or less from the delivery date or the acceptance date of our product. The amount of revenue recognized reflects the consideration for the product sold.
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

Results of Operations
Comparison of Fiscal Quarter Ended September 28, 2025 to Fiscal Prior Year's Quarter Ended September 29, 2024
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Quarters Ended
	September 28, 2025	September 29, 2024	Change ($)	% Change
Revenue	$7,990	$4,317	$3,673	85%
Cost of revenue	6,589	4,959	1,630	33%
Gross profit (loss)	1,401	(642)	2,043	N/M
Operating expenses:
Research and development	28,180	24,220	3,960	16%
Selling, general and administrative	20,194	20,744	(550)	(3)%
Restructuring cost	—	3,661	(3,661)	N/M
Total operating expenses	48,374	48,625	(251)	(1)%
Loss from operations	(46,973)	(49,267)	2,294	(5)%
Other income (expense):
Change in fair value of common stock warrants	1,867	29,899	(28,032)	(94)%
Interest income	2,540	2,859	(319)	(11)%
Interest expense	(11,765)	(1,718)	(10,047)	585%
Other income (loss), net	140	(2,217)	2,357	N/M
Total other income (loss), net	(7,218)	28,823	(36,041)	(125)%
Loss before income tax expense (benefit)	(54,191)	(20,444)	(33,747)	165%
Income tax expense (benefit)	(422)	2,194	(2,616)	(119)%
Net loss	$(53,769)	$(22,638)	$(31,131)	138%
N/M – Not meaningful
Revenue
Revenue for the fiscal quarter ended September 28, 2025 was $8.0 million, compared to $4.3 million of revenue for the fiscal quarter ended September 29, 2024. Our revenues were primarily generated from our product shipments to South Korea defense contractors and consumer electronics customers. The increase in revenue of $3.7 million, or 85% was primarily attributable to an increase in our sales to South Korea defense contractors. Of the total revenue recognized for the fiscal quarters ended September 28, 2025 and September 29, 2024, $5.4 million and $1.4 million of revenue, respectively, resulted from sales to one South Korean defense contractor.
Cost of Revenue
Cost of revenue for the fiscal quarter ended September 28, 2025 was $6.6 million, compared to $5.0 million during the fiscal quarter ended September 29, 2024. The increase in cost of revenue of $1.6 million, or 33%, was primarily attributable to an increase in production cost resulted from products mixed sold during the current fiscal quarter as compared to the same period last fiscal year.
Research and Development Expenses
Research and development (“R&D”) expenses for the fiscal quarter ended September 28, 2025 were $28.2 million, compared to $24.2 million during the fiscal quarter ended September 29, 2024. The increase of $4.0 million, or 16%, was primarily attributable to a $0.6 million net increase in salaries, employee benefits and stock-based compensation expenses primarily due to lower headcount in the U.S offset by higher headcount in other regions, a $2.6 million increase in depreciation, a $0.9 million increase in equipment repair and maintenance and increases in other R&D expenses. These increases were partially offset by lower common expenses allocated to R&D and other miscellaneous expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal quarter ended September 28, 2025 were $20.2 million, compared to $20.7 million during the fiscal quarter ended September 29, 2024. The decrease of $0.6 million, or 3%, was primarily attributable to a $4.9 million net decrease in stock-based compensation expenses, which was mainly due to lower headcount in U.S. resulted from the 2024 Restructuring Plan last fiscal year, which partially offset by increases in professional service fees of $1.7 million, which mainly due to the shareholder’s suit, one-time Warrant Dividend costs of $1.4 million, and other miscellaneous expenses.
Restructuring Cost
In May 2024, we initiated the 2024 Restructuring Plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. For the quarter ended September 29, 2024, we recorded additional pre-tax restructuring charges of $3.7 million, which primarily consisted of non-cash charges of $3.1 million of loss on disposals of Fab1 long-lived assets in Fremont and $0.2 million of other charges. There was no restructuring cost for the fiscal quarter ended September 28, 2025.
Change in Fair Value of Common Stock Warrants
The changes in fair value of common stock warrants of $1.9 million and $29.9 million for the fiscal quarters ended September 28, 2025 and September 29, 2024, respectively, were attributable to the decrease in the fair value of the outstanding Private Placement Warrants. The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price for each respective quarter. In addition, the exercise price of the Private Placement Warrants was adjusted to $10.66 per share from $11.50 per share in connection with the Warrants issued during the fiscal quarter ended September 28, 2025 in connection with the Warrant Dividend. For more information on the Warrants and related matters, please see Note 10 “Treasury Stock, Warrant Dividend and Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Interest Expense
Interest expense for the fiscal quarter ended September 28, 2025 was $11.8 million, compared to $1.7 million during the fiscal quarter ended September 29, 2024. The increase of $10.0 million or 585% was attributable to one-time charge of $9.2 million for the rights with the Warrants issued to the holders of 2028 Convertible Senior Notes. In addition, there was a $0.8 million increase in interest expense resulting from the issuance of the 2030 Convertible Senior Notes during the fiscal quarter ended September 28, 2025.
Other income (loss), net
Other income, net for the fiscal quarter ended September 28, 2025 was $0.1 million, compared to $2.2 million of other loss, net for the fiscal quarter ended September 29, 2024. The change was primarily related to the strength of U.S dollars against other foreign currencies in the fiscal quarter ended September 28, 2025 as compared to the same quarter of last year.
Income Tax Expense (Benefit)
Income tax benefit for the fiscal quarter ended September 28, 2025 was $0.4 million, compared to $2.2 million of income tax expense for the fiscal quarter ended September 29, 2024. The tax expense or benefit was calculated based on the estimated annualized effective tax rate. The change of $2.6 million or 119% in tax was primarily attributable to a decrease in our estimated annualized effective tax rate for the current year.

Comparison of Fiscal Year-to-date Ended September 28, 2025 to Prior Fiscal Year-to-date Ended September 29, 2024
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024	Change ($)	% Change
Revenue	$20,556	$13,357	$7,199	54%
Cost of revenue	16,952	16,454	498	3%
Gross profit (loss)	3,604	(3,097)	6,701	N/M
Operating expenses:
Research and development	82,257	102,073	(19,816)	(19)%
Selling, general and administrative	54,613	61,176	(6,563)	(11)%
Restructuring cost	—	41,807	(41,807)	N/M
Total operating expenses	136,870	205,056	(68,186)	(33)%
Loss from operations	(133,266)	(208,153)	74,887	(36)%
Other income (expense):
Change in fair value of common stock warrants	11,778	17,359	(5,581)	N/M
Gain on bargain purchase of assets	4,761	—	4,761	N/M
Interest income	7,401	9,745	(2,344)	(24)%
Interest expense	(15,186)	(5,068)	(10,118)	200%
Other income (loss), net	1,501	(1,509)	3,010	N/M
Total other income, net	10,255	20,527	(10,272)	(50)%
Income tax benefit	(1,445)	(2,544)	1,099	(43)%
Net loss	$(121,566)	$(185,082)	63,516	(34)%
N/M – Not meaningful
Revenue
Revenue for the fiscal year-to-date ended September 28, 2025 was $20.6 million, compared to $13.4 million for the prior fiscal year-to-date ended September 29, 2024. Our revenues were primarily generated from our product shipments to South Korea defense contractors and consumer electronics customers. The increase in revenue of $7.2 million was primarily attributable to an increase in our sales to South Korea defense contractors. Of the total revenue recognized for the fiscal years-to-date ended September 28, 2025 and September 29, 2024, $12.3 million and $4.5 million of revenue, respectively, resulted from sales to one South Korean defense contractor.
Cost of Revenue
Cost of revenue for the fiscal year-to-date ended September 28, 2025 was $17.0 million, compared to $16.5 million during the prior fiscal year-to-date ended September 29, 2024. The increase in cost of revenue of $0.5 million, or 3%, was primarily attributable to a non-recurring inventory step-up amortization of $1.9 million recorded for the fiscal year-to-date ended September 29, 2024 in connection with the acquisition of Routejade. There was no similar charge for the current fiscal year-to date ended September 28, 2025. This decrease was partially offset by an increase in production costs in connection with an increase in revenue.
Research and Development Expenses
Research and development expenses for the fiscal year-to-date ended September 28, 2025 were $82.3 million, compared to $102.1 million during the prior fiscal year-to-date ended September 29, 2024. The decrease of $19.8 million, or 19%, was primarily attributable to a $12.8 million net decrease in depreciation expense, which included a $18.3 million of a one-time accelerated deprecation recorded in the fiscal year-to-date ended September 29, 2024 in connection with the 2023 restructuring plan. In addition, there were a $3.7 million net decrease in salaries, employee benefits and stock-based compensation expenses primarily due to lower headcount in the U.S resulting from the 2024

Restructuring Plan, a $3.8 million decrease in material and consumable costs, a $1.1 million decrease in facility and technology costs, and decreases in other miscellaneous expenses, partially offset by a $2.5 million increase in tooling and equipment and increases in other miscellaneous expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year-to-date periods ended September 28, 2025 was $54.6 million, comparing to $61.2 million for the prior fiscal year-to-date periods ended September 29, 2024. The decrease of $6.6 million, or 11%, was primarily attributable to a $12.0 million net decrease in salaries, employee benefits and stock-based compensation expenses, which was mainly due to lower headcount in U.S. resulted from the 2024 Restructuring Plan last fiscal year. This decrease was partially offset by one-time Warrant Dividend costs of $1.4 million, a $1.2 million increase in common expense allocations to R&D, a $1.1 million increase in repair and maintenance costs, a $1.0 million increase in depreciation expense and increases in other miscellaneous expenses.
Restructuring Cost
In May 2024, we initiated the 2024 Restructuring Plan to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. As a result, we recorded pre-tax restructuring charges of $41.8 million for the fiscal year-to-date ended September 29, 2024, which consisted of 1) non-cash charges of $38.2 million of loss on disposals of Fab1 long-lived assets in Fremont and $1.2 million of stock-based compensation expense, and 2) cash charges of $1.6 million of severance and termination benefits and $0.8 million of other charges. There was no restructuring cost for the fiscal year-to-date ended September 28, 2025.
Change in Fair Value of Common Stock Warrants
The change in fair value of common stock warrants of $11.8 million for the fiscal year-to-date ended September 28, 2025 and $17.4 million for the fiscal year-to-date ended September 29, 2024 were attributable to decreases in the fair value of the 5,500,000 Private Placement Warrants. The decrease in fair value of Private Placement Warrants for both periods were primarily due to the decreases in our common stock price during the fiscal year-to-date ended September 28, 2025 and September 29, 2024. In addition, the exercise price of the Private Placement Warrants was adjusted to $10.66 per share from $11.50 per share in connection with the Warrants issued during the fiscal quarter ended September 28, 2025. For more information on the Warrants and related matters, please see Note 10 “Treasury Stock, Warrant Dividend and Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Gain on Bargain Purchase of Assets
In April 2025, we acquired battery cell manufacturing assets from SolarEdge Technologies, Inc., located in South Korea for total purchase consideration of $10.0 million in cash. As a result of this business acquisition, we recorded $4.8 million of gain on bargain purchase as the estimated fair value of the acquired assets exceeded the purchase consideration. There was no gain on bargain purchase for the fiscal year-to-date ended September 29, 2024.
Interest Income
Interest income for the fiscal year-to-date ended September 28, 2025 was $7.4 million, compared to $9.7 million for the fiscal year-to-date ended September 29, 2024. The decrease of $2.3 million or 24% was primarily due to the fact that we had lower cash balance for the fiscal year-to-date ended September 28, 2025 as compared to the fiscal year-to-date ended September 29, 2024 together with lower interest rate for the current year.
Interest Expense
Interest expense for the fiscal year-to-date ended September 28, 2025 was $15.2 million, compared to $5.1 million during the fiscal year-to-date ended September 29, 2024. The increase of $10.1 million or 200% was attributable to one-time charge of $9.2 million for the rights with the Warrants issued to the holders of 2028 Convertible Senior Note. In addition, there was a $0.8 million increase in interest expense resulting from the issuance of the 2030 Convertible Senior Notes during the fiscal quarter ended September 28, 2025.
Other income (loss), net
Other income, net for the fiscal year-to-date ended September 28, 2025 was $1.5 million, compared to $1.5 million of other loss, net for the fiscal year-to-date ended September 29, 2024. The increase of $3.0 million was primarily due to the fact that we had a one-time import duty forgiveness of $2.4 million in the fiscal year-to-date ended September 28,

2025 and the strength of U.S dollars against other foreign currencies in the current period as compared to the same period last year.
Income Tax Benefit
Income tax benefit for the fiscal year-to-date ended September 28, 2025 was $1.4 million, compared to $2.5 million for the fiscal year-to-date ended September 29, 2024. The tax benefit was calculated based on the estimated annualized effective tax rate. The decrease of $1.1 million or 43% in tax benefit was primarily attributable to lower income tax benefit on the losses generated from certain foreign jurisdictions.
Liquidity and Capital Resources
As of September 28, 2025, we had cash, cash equivalents, restricted cash, and short-term investments of $560.8 million, long-term investments of $89.5 million, working capital of $528.1 million and an accumulated deficit of $942.8 million. Our cash equivalents and investments primarily consist of U.S. government agency securities, U.S. Treasuries, money market mutual funds, and corporate notes and debt securities.
Material Cash Requirements
We use cash to fund operations, meet working capital requirements and fund our capital expenditures. For the remainder of fiscal year 2025, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our operations.
For the fiscal year-to-date ended September 28, 2025, we used $17.2 million of our cash to fund our acquisitions of property and equipment and $10.0 million of payment for an acquisition of battery cell manufacturing assets in South Korea. We expect to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.

In July 2025, we declared and issued the Warrant Dividend to shareholders of record of our common stock and the holders of 2028 Convertible Senior Notes as of the close of business on July 17, 2025 (the “Record Date”). A total of 26,526,344 Warrants were exercised for proceeds of $224.2 million, net of commissions and offering expenses. We intend to use the proceeds from the Warrant exercises to support Fab2 scale-up and for general corporate purposes. Please see Note 10 “Treasury Stock, Warrant Dividend and Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
In September 2025, we issued $360.0 million aggregate principal amount of the 2030 Convertible Senior Notes with an interest rate of 4.75%, which will mature on September 15, 2030. The net proceeds of the 2030 Convertible Senior Notes were approximately $348.6 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $45.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions related to the 2030 Convertible Senior Notes. We intend to use the remaining net proceeds for working capital and general corporate purposes, which may include to fund a portion of the purchase prices for future potential acquisition. Please see Note 8 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Additionally, during the third quarter of 2025, our Board of Directors authorized the Repurchase Plan. Pursuant to the Repurchase Plan, we repurchased 5,437,556 shares of our common stock for $58.4 million for the fiscal year-to-date ended September 28, 2025 and we may make repurchases from time to time through open market purchases or through privately negotiated transactions. As of September 28, 2025, we had $1.6 million remaining capacity available under the Repurchase Plan. For more details, please see Note 10 “Treasury Stock, Warrant Dividend and Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We have incurred operating losses and negative cash flows from operations since inception through September 28, 2025 and expect to incur operating losses in the near future. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, projected revenues and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years-to-Date Ended
	September 28, 2025	September 29, 2024	Change ($)
Net cash used in operating activities	$(68,292)	$(92,675)	$24,383
Net cash provided by (used in) investing activities	(339,204)	14,979	(354,183)
Net cash provided by financing activities	470,733	44,217	426,516
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(409)	1,303	(1,712)
Change in cash, cash equivalents, and restricted cash	$62,828	$(32,176)	$95,004
Fiscal Quarter Ended September 28, 2025 Compared to Prior Year Fiscal Quarter Ended September 29, 2024
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
Net cash used in operating activities was $68.3 million for the fiscal year-to-date ended September 28, 2025. Net cash used in operating activities consisted of net loss of $121.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include stock-based compensation expense of $38.0 million, depreciation and amortization expense, net of accretion of $26.7 million, non-cash interest expense of $9.2 million related to the fair value adjustment related to the Warrants issued in July 2025 in connection with the Warrant Dividend, the change in fair value of the Private Placement Warrants of $11.8 million, and gain on bargain purchase of assets of $4.8 million resulted from the acquisition of assets in Korea.
Net cash used in operating activities was $92.7 million for the fiscal year-to-date ended September 29, 2024. Net cash used in operating activities consisted of net loss of $185.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include stock-based compensation expense of $48.6 million, depreciation and amortization expense, net of accretion of $37.4 million, impairment and disposals of Fab1 long-lived assets of $38.2 million, and the change in fair value of Private Placement Warrants of $17.4 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment, as well as short-term investment activities. We expect the costs to acquire property and equipment to increase in the future as we continue to build-out and develop our battery manufacturing production capabilities in Malaysia, including our Fab2 facility in Malaysia, and in South Korea. Net cash used in investment activities was $339.2 million for the fiscal year-to-date ended September 28, 2025, which primarily consisted of $17.2 million of equipment purchases, $370.1 million of short-term investment purchases and $10.0 million of payment for an acquisition of assets in South Korea, partially offset by maturities of $58.1 million of short-term investments.
For additional information regarding the acquisition of assets in Korea, please see Note 3 “Business Acquisition” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
Net cash provided by investing activities for the fiscal year-to-date ended September 29, 2024 was $15.0 million, which primarily consisted of maturities of $106.6 million of short-term investments, partially offset by $59.8 million of equipment purchases and $31.8 million of short-term investment purchases.
Financing Activities
Net cash provided by financing activities was $470.7 million for the fiscal year-to-date ended September 28, 2025, which primarily consisted of $350.1 million of net proceeds from the issuance of the 2030 Convertible Senior Notes,

$226.6 million of net proceeds from the exercise of Warrants, $3.8 million of proceeds from the exercise of stock options and employee stock purchase plan (“ESPP”) to purchase our common stock, partially offset by $58.4 million used to buyback shares of our common stock pursuant to the Repurchase Plan, $45.3 million of capped call purchases in connection with the 2030 Convertible Senior Notes transactions, $4.9 million of payroll tax payments for shares withheld upon vesting of restricted stock units and $0.8 million of loan payments.
Net cash provided by financing activities was $44.2 million for the fiscal year-to-date ended September 29, 2024, which primarily consisted of $4.6 million of gross proceeds from the borrowings of loans, $44.3 million of proceeds from the issuance of our common stock through an ATM offering and proceeds from exercise of stock options to purchase our common stock and $1.1 million of proceeds from our ESPP to purchase our common stock, partially offset by $5.6 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Contractual Obligations and Commitments
As of September 28, 2025, we had $172.5 million aggregate principal amount of 3.0% 2028 Convertible Senior Notes outstanding, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased. During the fiscal quarter ended September 28, 2025, we issued $360.0 million aggregate principal amount of 2030 Convertible Senior Notes with an interest rate of 4.75%, which will mature on September 15, 2030.
In addition, we had $10.5 million of asset secured loans, of which $10.2 million are classified as short-term debt on our Condensed Consolidated Balance Sheet as of September 28, 2025. Please see Note 8 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We lease our headquarters in Fremont, California, our Fab2 production facility in Penang, Malaysia, and offices in India and China. For the lease payment schedule, please see Note 7 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of September 28, 2025, our commitments included approximately $6.6 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 9 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, valuation for assets acquired in business acquisition, valuation for inventory, valuation allowance on deferred tax assets, assumptions used in income tax provisions, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, assumptions used in the calculation of earnings per share related to the Warrants as warrant dividend, incremental borrowing rate for operating right-of-use assets and lease liabilities and valuation of common stock warrants. Certain accounting policies have a more significant impact on our condensed consolidated financial statements due to the size of the financial statement elements and prevalence of their application.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of September 28, 2025, we had cash, cash equivalents, restricted cash, and investments totaling $650.3 million. Our cash, cash equivalents, restricted cash, and investments are held in cash deposits, U.S. government agency securities, U.S. Treasuries, money market mutual funds, and corporate notes and debt securities. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term and long-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of September 28, 2025, we had $172.5 million of 2028 Convertible Senior Notes with an annual interest rate of 3.00% and $360.0 million of 2030 Convertible Senior Notes with an annual interest rate of 4.75%, which accounted for approximately 98% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the fiscal quarter ended September 28, 2025, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of September 28, 2025, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (‘Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of September 28, 2025, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of September 28, 2025, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 16d-15(d) under the Exchange Act) that occurred during the quarter ended September 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. For example, in October 2023 we initiated a strategic realignment of Fab1 in Fremont to refocus the facility from a manufacturing hub to a facility focused on new product development, which resulted in a plan of workforce reduction. We subsequently accelerated our manufacturing operations in Malaysia and discontinued manufacturing operations at our Fab1 facility beginning in May 2024, resulting in a second plan of workforce reduction. We incurred significant restructuring charges associated with equipment disposals in connection with the relocation of manufacturing operations from Fab1 in California, to Fab2 in Malaysia, and may in the future incur, material costs and charges in connection with restructuring plans and initiatives. There can be no assurance that any restructuring plans and initiatives, including the 2024 Restructuring Plan, as defined and further discussed in Note 13 “Restructuring Costs” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, will be successful in managing our operating expenses. Any restructuring plans may adversely affect our operations and ability to recruit and retain skilled and motivated personnel, result in a loss of continuity and accumulated knowledge, or inefficiency during the transition period, and will likely require a significant amount of employees’ time and focus, all of which may divert attention away from operating and growing our business. For more information on our restructuring plans, see Note 13 “Restructuring Costs” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We have a concentration of customer accounts in the defense sector, and key market sectors such as smartphones and smart eyewear; dependence on these customer accounts may create a risk to our financial stability.*
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. As a result of our Routejade acquisition in October 2023, our current revenue stream is derived largely from a limited number of key customers, including defense contractors. A single customer, who is a defense subcontractor in South Korea, accounted for approximately 50% of our total revenue for the fiscal year 2024 and 60% of our total revenue for the fiscal year-to-date ended September 28, 2025. Any adverse changes in the purchasing behavior, financial stability, or strategic direction of these key customers could significantly impact our revenue. The terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures. For example, we rely on certain significant customer accounts in the smartphone and smart eyewear markets.
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

Risks Related to Our Business

We have a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.*
We incurred net loss attributable to Enovix of approximately $121.8 million and $184.8 million, respectively, for the fiscal years-to-date ended September 28, 2025 and September 29, 2024 and had an accumulated deficit of approximately $942.8 million as of September 28, 2025. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
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

We have accelerated our manufacturing operations at Fab2 in Malaysia. In 2024, we completed SAT and began production of batteries on our Agility line, and commenced shipping samples to customers. We also completed FAT, and subsequently SAT, for our HVM line in fiscal year 2024. In the second quarter of 2025, we launched our AI-1 platform and delivered samples of our AI-1 smartphone battery to our lead OEM customer and in the third quarter of 2025, we continued to deliver cells to our Al-1 customers for smartphone battery and smart eyewear customers; however, we may encounter yield, material cost, performance and manufacturing process challenges as we develop additional customer-specific products from the AI-1 platform and ramp to volume commercial production. Further, we are likely to encounter engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are unable to overcome these challenges in producing our batteries, our business could fail.
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
Fluctuations in foreign currency exchange rates and interest rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.
We are exposed to the effects of changes in both foreign currency exchange rates and interest rates. Because a significant portion of our cash and investments are held in U.S. Treasury securities and other interest-bearing instruments, movements in interest rates can materially affect our investment income and the fair value of our marketable securities. Rising rates generally increase interest income on new investments, while falling rates could reduce interest income. In addition, we conduct a portion of our operations outside of the United States, including South Korea,

Malaysia and other countries in Asia. Fluctuations in foreign currency exchange rates, particularly for the Korean won, Indian rupee, and Malaysian ringgit, could affect our financial condition and results of operations.
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
As discussed in the consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K, we are not profitable and have incurred losses in each year since our inception. We incurred a net loss attributable to Enovix of $121.8 million and $184.8 million, respectively, for the fiscal years-to-date ended September 28, 2025 and September 29, 2024. As of September 28, 2025, we had an accumulated deficit of $942.8 million. We anticipate these losses will increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We currently expect to continue to incur losses in fiscal year 2025 until we achieve scale in the near future. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
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
During the third quarter of 2025, we declared the Warrant and raised gross proceeds of $232.1 million from the exercise of Warrants (see Note 10 “Treasury Stock, Warrant Dividend and Warrants” for further details), and we issued 26,526,344 shares of our common stock in connection with the exercise of the Warrants.
In September 2025, we issued $360.0 million of our 2030 Convertible Senior Notes, which are convertible into shares of our common stock (see Note 8 “Borrowings” for further details). Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures or declaring dividends. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies or future revenue streams. If we incur additional debt, the debt holders, together with holders of our outstanding Convertible Senior Notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock.
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
In the event the conditional conversion features of the Convertible Senior Notes are triggered, holders of the applicable series of Convertible Senior Notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Certain provisions in the indentures governing the Convertible Senior Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indentures governing the Convertible Senior Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Senior Notes will require us to repurchase the Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Senior Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs associated with these and other provisions of the indenture governing our Convertible Senior Notes may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
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
In accordance with ASU 2020-06, we recorded the Convertible Senior Notes as liabilities on our Condensed Consolidated Balance Sheets, with the initial carrying amount equal to the principal amount of the Convertible Senior Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of the Convertible Senior Notes. As a result of this amortization, the interest expense that we recognize for the Convertible Senior Notes for accounting purposes is greater than the cash interest payments we will pay on the Convertible Senior Notes, which will result in lower reported income.
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
In connection with the issuance of both the 2028 Convertible Senior Notes and the 2030 Convertible Senior Notes, we entered into capped call transactions (the “Capped Call Transactions”) with certain of the purchasers or affiliates thereof and/or other financial institutions (the “Option Counterparties”). The Capped Call Transactions will cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Convertible Senior Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. However, because the capped call transactions entered into in connection with the 2030 Convertible Senior Notes do not match the maturity of the 2030 Convertible Senior Notes, the capped call transactions will not offset the actual dilutive impact of the 2030 Convertible Senior Notes to our common stock and/or the actual cash payments we are required to make upon conversion of the 2030 Convertible Senior Notes.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 215,816,004 shares of common stock outstanding as of November 3, 2025. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
Private Placement Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
In connection with the initial public offering of our predecessor entity, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), RSVAC issued and sold 6,000,000 private placement warrants (the “Private Placement Warrants”) to Rodgers Capital, LLC, which entity subsequently distributed the Private Placement Warrants to its Series B Unit holders. Each Private Placement Warrant is exercisable for one share of common stock at an adjusted exercise price of $10.66 per share. As of September 28, 2025, there are 5,500,000 Private Placement Warrants outstanding following the exercise of warrants by one warrant holder in July 2024.
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
Our employees are instructed by Enovix IT not to use unauthorized generative AI and machine learning (“ML”) technologies to perform their work. Nevertheless, employees’ indirect use of generative AI in unapproved third-party software and services may still occur, risking the inadvertent disclosure of personal data and sensitive company information to third parties. As Governments have passed and are likely to pass additional laws regulating generative AI, our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent sales of unregistered securities; use of proceeds from registered securities
In July 2025, we declared and issued the Warrant Dividend to shareholders of record of our common stock and the holders of 2028 Convertible Senior Notes as of the close of business on July 17, 2025. On July 21, 2025, 29,233,276 Warrants were issued and distributed in connection with the Warrant Dividend, and such issuance was exempt from registration by virtue of Section 2(a)(3) of the Securities Act. The Warrants expired by their terms on August 29, 2025. 26,526,344 shares of common stock were issued upon exercise of the same number of Warrants, and we separately registered the shares of common stock issuable upon exercise of the Warrants. Please see Note 10 “Treasury Stock, Warrant Dividend and Warrants” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended September 28, 2025 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
June 30 - July 27, 2025	—	$—	—	$60,000,000
July 28 - August 24, 2025	4,218,320	10.81	4,218,320	14,409,538
August 25 - September 28, 2025	1,219,236	10.43	1,219,236	1,696,643
Total	5,437,556	$10.72	5,437,556

(1)    We did not have any repurchased shares from former employees for the early exercised stock options, which were unvested on the termination date, at the exercise price.
(2)     On June 30, 2025, our Board of Directors authorized the repurchase of up to $60.0 million worth of shares of the Company’s common stock, $0.0001 par value per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended September 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	April 21, 2023
4.4	Indenture, dated as of September 15, 2025, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	September 15, 2025
4.5	Form of Global Note, representing Enovix Corporation’s 4.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	September 15, 2025
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39753	10.1	September 15, 2025
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
31.2
Certification of Chief Financial Officer and Treasurer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document					X

Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
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

Dated: November 5, 2025	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ryan Benton
Ryan Benton
Chief Financial Officer (Principal Financial Officer)