Form 10-K
period 2025-12-28
Enovix Corp
filed 2026-02-25
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 27, 2025 based on the closing price of the shares of common stock on such date as reported on The Nasdaq Global Select Market, was approximately $1.64 billion. Shares of voting stock held by each officer, director and each person known by the registrant to beneficially own 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, 217,224,442 shares of common stock, par value $0.0001 per share, were issued and outstanding.
Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

Enovix Corporation
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 28, 2025

i

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and the information incorporated by reference in it, or made by us in other reports, filings with the U.S. Securities and Exchange Commission (the "SEC"), press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance and can be identified by words such as anticipate, believe, continue, could, estimate, expect, intend, may, might, plan, possible, potential, predict, project, should, would and similar expressions that convey uncertainty about future events or outcomes. In addition, any statements that refer to projections, forecasts, management’s expectations, hopes, beliefs, intentions or strategies regarding the future, are forward-looking statements. These words and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Specifically, this Annual Report on Form 10-K includes, without limitation, forward-looking statements regarding our:
•ability to respond to customer and market demand;
•ability to scale manufacturing lines for our lithium-ion batteries, as well as production and commercialization timelines, and our ability to have adequate capacity to satisfy customer demands;
•ability to meet milestones and customer acceptance of key products, such as AI-1TM and AI class products, as well as the market readiness of such products and the effectiveness of our product design team;
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
•expectations regarding our development and other collaboration agreements with potential customers, including in the smartphone, smart eyewear, IoT and defense categories;
•ability to validate the advantages of our cell architecture in the customer markets we are targeting, as well as our expectations relating to the recognition of revenue from these markets, and our ability to expand our relationships with partners in the markets we serve; and
•ability to align with increasing customer demand for geodiversity and supply chain resilience.

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
•Changes in global trade policies, tariffs, export controls and other cross-border restrictions could materially adversely affect our revenues, operating results and ability to source materials.
•We rely on third-party suppliers for critical components and equipment, and disruptions in these relationships could delay production and harm our business, results of operations, financial condition and cash flows.
•Increases in raw material costs and supply disruptions resulting from global market and geopolitical conditions could increase our product costs and adversely affect our business and results of operations.
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
•We have significant customer concentration in key market sectors and dependence on these customers creates a risk to our business and financial condition.
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
•We have previously been, currently are, and may in the future be involved in class-action lawsuits and other litigation matters, including commercial and other contractual disputes, that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.
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

PART I
Item 1. Business
Company Overview
Enovix Corporation (the “Company,” “we,” “us,” “our” and “Enovix”) is a global high-performance battery company focused on designing, developing, manufacturing, and commercializing advanced Lithium-ion, or Li-ion, batteries, including proprietary silicon-anode architectures, for smartphones, smart eyewear, defense, industrial and emerging edge-AI applications. Our proprietary silicon-anode battery architecture enables higher energy density and performance relative to conventional battery cells, particularly in space-constrained devices. Our battery’s mechanical design, or “architecture,” allows us to use high performance chemistries while maintaining safety and reliability, supporting commercialization opportunities across various consumer and industrial markets.
Battery performance has become a critical constraint for modern electronic devices as they continue to incorporate slimmer designs with greater functionality, longer runtime, and higher power needs. Smartphones, smart eyewear, and defense and industrial systems, as well as emerging edge-AI applications, increasingly require batteries that can deliver higher energy density to support compact, always-on devices and advanced functionality – all without compromising safety, reliability, or manufacturability.
From inception, we have focused on developing a battery architecture that allows the use of 100% active silicon and no graphite in the battery’s anode, which is the negative electrode that stores lithium ions when a battery is charged. The battery industry has long recognized silicon’s potential to significantly increase energy density relative to graphite, the anode material used in most lithium-ion batteries today. Silicon can theoretically store more than twice as much lithium as graphite, but the battery industry has historically struggled to incorporate more than a small amount of silicon in the anode because it can swell and crack in conventional battery architectures, impacting safety, cycle life and overall performance. By contrast, our architecture is designed to accommodate silicon’s swelling and apply pressure that alleviates the cracking problem.
Over the last several years, we have continued to refine our go-to-market approach and focused on advancing customer programs and product validation for our next-generation batteries with a select group of customers and targeted applications. Our current AI-1TM battery platform is architected as a unified silicon-anode platform designed to address the most demanding requirements across high-performance consumer electronics and defense applications. We have initially prioritized smartphones as the lead qualification market because smartphones impose the most stringent battery requirements across energy density, fast charge, safety, and cycle life. We believe that demonstrated performance in smartphones will thereafter serve as a benchmark for the broader applicability of our AI-1TM battery architecture across other emerging, fast-growing markets, including smart eyewear and other AI-powered applications that require higher energy density in increasingly space-constrained designs.
Most recently, we partnered with a top-tier mobile original equipment manufacturer (“OEM”) on the development of our AI-1TM smartphone battery, which demonstrated high volumetric energy density and fast-charge performance verified by an independent testing laboratory. In the smart eyewear market, we also delivered over 1,000 AI-1TM battery packs to our lead customer under a supply agreement and samples to nine additional OEMs and original design manufacturers (“ODM”) as customer programs progressed toward production readiness.
Our History and Development
Enovix was established in 2006 based on the fundamental premise that meaningful advances in battery performance would require a reinvention of the battery’s architecture. This approach formed the technical foundation for our battery platform and has guided subsequent development and manufacturing decisions. We have devoted significant funds, time and resources to develop our proprietary architecture and the unique patterning and stacking assembly process for manufacturing our cells. This development was supported by partnerships and investments from several strategic participants in the solar and semiconductor industries, whose experience in precision manufacturing and scalable production informed our approach.
A significant step in our path to commercialization began in 2018, when we started providing sample batteries to customers to validate the performance of our products. Then in 2020, we began procuring equipment for our first production line (“Fab1”) at our headquarters in Silicon Valley and we recognized our first production revenue in the second quarter of 2022 from Fab1.

We expanded our manufacturing capability further in 2023 by identifying and building a facility for high-volume production in Malaysia (“Fab2”) and acquiring Routejade, Inc. (“Routejade”), a battery manufacturer in South Korea. The Routejade acquisition enabled us to vertically integrate electrode coating and battery pack manufacturing and expand our product offerings to include lithium-ion battery technologies, including silicon-doped graphite solutions, for defense and industrial applications. In 2025, we further expanded our manufacturing capabilities in South Korea through the acquisition of an adjacent battery cell manufacturing facility and related equipment from Solar Edge. These acquisitions have strengthened our manufacturing capabilities and allowed us to leverage expertise from personnel and facilities that have been operating for over 20 years and serving customers in demanding defense and industrial applications.
We have also continued to expand our global research and development (“R&D”) capabilities alongside our manufacturing footprint. In July 2023, we established a research and design center in Hyderabad, India to further support innovation and provide access to tap a deep pool of specialized engineering and technical talent in fields that are critical to our long-term success.
In 2024, we relocated our Fab1 R&D pilot line equipment from our Silicon Valley headquarters and officially opened our Fab2 production facility at the Penang Science Park in Malaysia. Following the opening of Fab2, our corporate functions, and certain sales, operations and engineering activities, are located at our U.S. headquarters, while our manufacturing and research and development activities are conducted primarily in Malaysia, South Korea and India. We now have three manufacturing lines at Fab2: the R&D focused pilot production line, the Agility line and the High-Volume Manufacturing (“HVM”) line. In October 2024, we commenced shipping battery cells from the Agility line and by the end of 2024, we had completed Site Acceptance Testing (“SAT”) for the Agility and HVM lines.
Following the opening of Fab2, our corporate functions, and certain sales, operations and engineering activities, and research and development activities are located at our U.S. headquarters. Our global manufacturing and research and development activities are conducted primarily in Malaysia, South Korea and India. As of December 28, 2025, we operate in one segment.
Throughout 2025, we focused on the development and launch of the AI-1TM platform, our Artificial Intelligence ClassTM batteries for the next generation of mobile smartphones, smart eyewear and other AI-enabled devices that require significantly higher total energy storage and power to perform AI functions locally. An independent testing laboratory confirmed in December 2025 that the AI-1TM smartphone battery delivered a volumetric energy density of 935Wh/L, exceeding the performance of a leading silicon-doped commercially available smartphone battery tested by 12%. We also advanced our manufacturing readiness and expanded capacity across our global footprint. Fab2 passed an ISO 9001 audit and successfully concluded initial audits with various customers. In defense and industrial markets, we continued to support growing customer demand through expanded production capabilities and increased shipments from our South Korea operations.
Following the opening of Fab2, our corporate functions, and certain sales, operations, engineering, and research and development activities are located at our U.S. headquarters. Our global manufacturing and research and development activities are conducted primarily in Malaysia, South Korea and India. As of December 28, 2025, we operate in one segment.

Industry Background
Battery Technology Innovation - Historical Overview
The first Li-ion battery for consumer electronics was developed by Sony to power its newly invented handheld video recorder in 1991, which needed smaller and lighter batteries with more energy than those available at the time. This battery architecture, sometimes referred to as a “Jelly Roll”, consists of an anode (A) in a long strip format, a long strip cathode (C) and two long strip separators (S), all on rolls, which are interleaved and then wound together into a Jelly Roll in this order: ASCSASCS.
The Jelly Roll is placed in a hermetic package and filled with electrolyte, an organic liquid through which the lithium ions repeatedly travel back and forth between the battery’s anode and the cathode. During charging, the lithium ions cycle from the cathode - the positive electrode, through tiny holes in the separator, and into the anode - the negative electrode. This basic construct of the Li-ion battery has remained unchanged for over 30 years.

Battery Technology Innovation - Our Approach
Historically, advancements in battery performance have been primarily driven by improvements in materials and manufacturing processes. While these efforts have led to significant increases in metrics such as energy density over time, the underlying architecture of conventional lithium-ion cells has remained largely unchanged. As the industry moves toward next generation materials, such as silicon anodes, limitations in traditional cell designs increasingly hinder further performance gains.
We believe that unlocking the full potential of higher-capacity materials requires a fundamentally different approach to battery cell architecture and assembly. Therefore, rather than focusing solely on the materials inside the battery, we have developed a novel 3D physical battery design that can both improve the packing efficiency of the active materials in the battery, as well as accommodate the use of a 100% active silicon anode.
Our founders leveraged their knowledge from over 25 years in the hard disk drive and semiconductor industries to develop a battery architecture based on stacking instead of rolling. In other words, rather than interleaving and winding long anode, cathode and separator strips into a roll, our founders proposed an architecture in which many short anodes and cathodes were stacked side by side, with a separator between each anode-cathode pair. This design improves packing efficiency and enables greater control over mechanical forces within the cell during charging and discharging. As a result, we believe our cell architecture is well-suited to accommodate the use of a silicon anode and therefore capitalize on the higher energy density it provides, as described further below.
Uniquely Enabling Silicon Anodes
Silicon has long been heralded as the next important anode material. Silicon anodes offer significantly more lithium per unit volume than graphite, the anode material used in most Li-ion batteries today. Energy density is calculated as the amount of energy a battery can deliver, measured in watt-hours, divided by its volume in liters, and is expressed as watt-hours per liter (“Wh/L”). Storage capacity, meanwhile, is measured in milliampere-hours (“mAh”) and we believe that our silicon-anode batteries also provide higher storage capacity compared to industry-standard batteries of similar size.
Silicon’s high energy density, however, creates four significant technical problems that must be solved:
•Formation expansion. “Formation” is the term for the first charging of the battery, when lithium moves from the cathode, through the separator, to the anode. When fully charged, a silicon electrode can grow by more than 60% in thickness, resulting in significant swelling that can physically damage the battery, causing failure.
•Formation efficiency. When first charged, a silicon anode can absorb and permanently trap a portion of the original lithium in the battery, reducing the battery’s overall capacity.
•Cycle swelling. A silicon anode will swell and shrink when the battery is charged and discharged, respectively, causing damage to both the package and the anode electrode, which can progressively increase in thickness, reduce in density, and lose contact to individual particles.
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
Left unaddressed, these four problems have limited the practical application of silicon anodes in conventional lithium-ion battery cells. We believe our cell architecture uniquely solves these four technical problems to enable 100% active silicon anodes.
Problem 1 — Formation expansion
In a conventional Li-ion battery that uses a graphite anode, lithium atoms slip into the vacant spaces between the graphite layers during charging, resulting in very little graphite anode swelling during cycling. In contrast, with a silicon anode, lithium atoms form a lithium-silicon alloy that does not have such vacant spaces. While this process results in an increased ability to store lithium, it also causes significant expansion of the anode material during charging, creating swelling pressure within the battery. To manage this force, we invented a stainless steel constraint system to surround the battery. We believe this constraint system limits the battery from swelling and growing in size.
Problem 2 — Formation Efficiency
The first time a Li-ion battery is charged or formed, some of the lithium is permanently trapped in undesired side-reactions and surface layers on the anode and cathode particles. These losses proportionately reduce the storage capacity of the battery by removing lithium.
During formation of a conventional Li-ion battery with a graphite anode, approximately 5% of the lithium from a lithium cobalt oxide cathode will get permanently trapped in the graphite anode, never to return to the cathode. A silicon anode, by contrast, can have a formation efficiency of roughly 85%, meaning that about 15% of the lithium is trapped in the silicon anode during formation and is no longer available for repeated cycling, reducing the battery’s capacity by approximately 10%.
Our cell architecture and assembly process are designed to address this problem through an added step called “pre-lithiation,” in which an additional thin lithium source is placed on top of the cell, within the package. This approach is intended to replenish the lithium lost during formation, as well as provide a lithium reservoir that supports improved capacity utilization and performance during the life of a battery.
Problems 3 & 4 — Swelling and Cycle Life
When conventional Li-ion batteries with graphite anodes are cycled (charged and discharged), they exhibit a modest amount of cyclic swelling (<10%). Silicon anodes, by contrast, can swell by 20%, or more. The continuous swelling and shrinking during charging and discharging can cause the anode electrode to progressively thicken and can induce electrical disconnection of anode particles, thus limiting cycle life below what is commercially viable in many applications. Additionally, any swelling in the cell over its lifetime must be accommodated by larger cavity volume, effectively reducing the practical energy density of the cell.
Our structural constraint system is designed to address this issue by applying uniform engineered pressure on the silicon particles within the anode, limiting their fracture and maintaining electrical contact between them for an extended number of cycles. Cycle swelling is thus kept to a relatively low percentage as compared to graphite / silicon blended electrodes and even 100% graphite anodes. By addressing swelling, the constraint system in our cell architecture is designed to enable silicon anodes to achieve a minimum of 1,000 complete charge/discharge cycles to 80% remaining capacity.
Key Markets that Can Benefit From Our Advanced Li-ion Battery
Mobile — The Li-ion battery was a key factor in the evolution of cell phones in that it provided the increase in energy density needed for cell phones to advance from their original “brick-size” into today’s sleek, sophisticated smartphone. Energy requirements continue to become more demanding as OEMs seek to launch heavy workload applications such as 4K and 8K video upload/download, multi-player gaming, enhanced camera capabilities and on-device AI. Providing a significant increase in battery energy density enables smartphone OEMs to continue improving user experience and functionality without negatively impacting battery life, all while keeping devices small enough to fit in a pocket.
IoT — The Internet-of-Things (“IoT”) market includes many types of devices powered by a Li-ion battery, including wearables, health/wellness devices, camera-based devices, power banks, location trackers, portable networking devices, augmented reality/virtual reality devices (“AR/VR”), and computing accessories, among others. Products in this market are often power budget constrained due to their relatively small size. There is also a constant appetite in this market for power-hungry features such as sensors, high-speed connectivity, and the increasing integration of AI and generative AI (“Gen AI”) capabilities. AI-enabled workloads and on-device Gen AI applications require significantly more power to deliver enhanced functionality and user experience. All of these features can be enabled by a higher energy density battery.
Computing — The Li-ion battery can also be credited for helping to usher in an era of portable PC computing. Users are now demanding higher performance from their portable PCs to accommodate everything from gaming to enterprise applications such as video conferencing. Ultimately users want “always on, all day” battery life, like that which they experience with their smartphones. Increased energy density is needed for this task, along with enabling more power-hungry features and the use of Gen AI applications.

Defense and Industrial — Rapid technological advancements across defense and industrial markets have been accelerating the need for batteries that combine high energy density, fast charging, and extended cycle life. As systems become more autonomous, compact, and power-intensive, applications such as aerial and subsea drones, soldier-worn systems, and other mission-critical equipment increasingly require lightweight designs and high-discharge solutions capable of rapid recharge and sustained deployment without compromising safety. At the same time, durability under demanding conditions is essential to reduce maintenance burdens and ensure consistent performance over time. Similar performance needs are expanding in industrial and specialized commercial uses, where reliability, safety, and consistent performance under harsh operating conditions are critical.
Electric Vehicles — Replacing internal combustion engine vehicles with electric vehicles (“EVs”) can reduce emissions that contribute to air pollution, but mass adoption of EVs hinges on lower cost vehicles and faster charging times that resemble the gas station experience of filling up quickly. The orientation of the electrodes in our battery allows for significantly higher thermal conductivity, which we believe enables a faster-charging EV battery.
Producing Our Battery
In addition to designing our batteries, we are developing the advanced manufacturing processes needed to produce them at scale and at competitive cost. We use conventional Li-ion battery cell manufacturing techniques for key steps such as electrode coating, cell packaging, testing and aging, while incorporating our own proprietary tools and processes in critical stages of cell assembly.
Standard Li-ion battery production involves: 1) electrode fabrication, 2) cell assembly and 3) battery packaging and formation.
Electrode Fabrication — Electrodes for conventional Li-ion batteries are produced by: 1) mixing anode and cathode materials into slurries, 2) coating them onto metal foil current collectors, 3) “calendering” (i.e. flattening) the coated foil, 4) slitting it into electrode sheets, and 5) rolling them up for packaging in cylindrical metal cans. This standard method has largely remained the same since it was developed over 30 years ago. In 2023, we acquired Routejade to bring this electrode fabrication capability in-house.
Cell Assembly — Traditional Li-ion cells are assembled using “Jelly Roll” or “Cut-and-Stack” configurations, depending on the intended use and size requirements. We have designed proprietary tools, produced for us by precision automated equipment suppliers, which incorporate patented methods and processes to achieve precise laser patterning and high-speed “Roll-to-Stack” cell assembly. Instead of cutting or punching electrodes and separators into sheets, an in-line laser is designed to precisely pattern these materials and feed them directly into a high-speed stacking tool. A stainless steel constraint is then applied as part of the assembly. This “Roll-to-Stack” cell assembly process supports compact cell formats and enables our silicon-anode architecture to increase Li-ion cell energy density and maintain relatively high cycle life.
Battery Packaging and Formation — Our battery uses the same battery packaging and formation process as a conventional Li-ion battery with the exception of the pre-lithiation process noted above. In our manufacturing process, we add an incremental lithium source during packaging which is then diffused into the cell during the formation process.

Our Products
Our product strategy is built on close collaboration with customers to understand their specific performance requirements such as energy density, cycle life, charge rate, and battery size. In 2023, we shifted from a horizontal business strategy, which focused on serving hundreds of customers with standard-sized batteries, to a vertical business strategy targeting a smaller group of large customers that require custom cells. We believe this transition provides the most efficient path to scale while optimizing battery performance for our target applications, including smartphones, smart eyewear, and other AI-enabled devices. We directly engage with OEMs and ODMs to fine-tune our battery technology for maximum performance within the constraints of their devices.
To achieve this, we develop battery "nodes" that share a common set of active materials and mechanical design, enabling us to produce batteries in various sizes. Our technology roadmap is built around a structured progression of these nodes, with each new generation delivering substantial improvement in energy density. By leveraging both material and design innovations, we aim to push the boundaries of Li-ion battery performance. Continuous innovation will allow us to introduce higher-performing battery nodes over time, delivering meaningful performance gains for our customers ahead of market trends.
Over the last several years, we have advanced our silicon battery electrochemistry across multiple technology nodes and in 2025, we finalized and launched the AI-1™ product platform. The AI-1™ platform is designed to support AI-enabled smartphones and smart eyewear, as well as other emerging edge-AI devices, and is adaptable across multiple product variants and end markets. We believe the continued advancement of our battery technology roadmap positions us to deliver further improvements in energy density and performance in future product generations.
As part of the Routejade acquisition in 2023, we acquired the capability to produce conventional Li-ion batteries for wearables, medical devices, headsets, activity trackers, and other defense and industrial equipment in South Korea. Our patented encapsulation technology provides for design flexibility and structural safety, enabling high-energy-density Li-ion batteries primarily for IoT and wearable applications. We also now produce high-power batteries in our South Korean facility using Z-Folding technology, serving customers in the medical, industrial, aviation, and defense sectors. The three main product categories produced out of this facility consist of: (i) the Power Disk (“PD”) series made up of rechargeable coin cells commonly used in healthcare and IoT applications (ii) the Flexible Lithium-ion Polymer Battery (“FLPB”) and Asymmetric Designed Battery (“ASDB”), series utilize encapsulation technology — FLPB providing structural safety and ASDB maximizing design flexibility for compact devices—both primarily used in wearables and medical applications, and (iii) the Superior Lithium-ion Polymer Battery (“SLPB”) series, which features high C-Rate Z-Folding batteries optimized for high-power applications in the medical, industrial, aviation, and defense markets.
Our defense and industrial products include battery cells and packs designed for use in unmanned aerial systems, subsea equipment, public safety devices, and other mission-critical applications. These products are generally characterized by higher power requirements, ruggedized form factors, and customer-specific qualification standards. We supply both standard and customized solutions to customers in South Korea, North America, and Europe. One of our key strengths in this area is our ability to conduct pack assembly in-house, serving global end-user customers with a wide range of customized solutions to meet diverse market demands.

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
Materials-agnostic architecture — We will continue to incorporate best-in-class materials into our cells as they are developed by the leading suppliers in the industry. Our architecture allows us to capitalize on innovation in the Li-ion materials supply chain while maintaining our advantage with a 100% active silicon anode.
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
Customer Tested in Multiple Form Factors — We have sampled cells in several different sizes as part of product development programs. Applications cover a range of portable electronic products, including wearables, mobile handsets and laptop computers.

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
Research and Development
Our global R&D programs are focused on driving improvements in the performance and cost of our batteries and manufacturing equipment. Current R&D activities include the following:
Volumetric Energy Density and Capacity — Increase the energy density and capacity of batteries by increasing the percentage by volume of active cathode material inside the core, minimizing packaging overhead, maximizing the voltage of the cell, using cathode materials with higher specific capacity, and scaling the size of the battery while maintaining battery safety.
Gravimetric Energy Density — Increase the energy while reducing the relative weight for drone applications using the SLPB platform.
Cycle Life and Temperature — Improve the cycle life and high and low temperature performance of batteries by developing new electrodes, electrolyte chemistries, and cell designs.
Fast Charge — Enable battery charging at a higher rate for reduced charge time, while minimizing heating.
Safety — Improve battery safety by developing techniques to regulate current flux in the event of a battery short and limit overheating to inhibit thermal runaway.
Anodes and Cathodes — Develop batteries with next-generation anodes and cathodes that increase energy density.
Cost and Throughput — Develop toolsets and processes to produce batteries with lower cost and higher manufacturing throughput. Employ Design for Manufacturability (DFM) methodology to improve yield, cost, and throughput.
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
In the second quarter of 2024, we undertook a restructuring plan that included a relocation of Fab1 manufacturing to Malaysia. In the third quarter of 2024, we formally opened Fab2 in Penang, Malaysia and began operating our Agility line at this site. We subsequently commenced shipping battery cells to customers from the fully operational Agility line in Malaysia. In addition, we completed SAT for our second generation (“Gen2”) HVM line in late December 2024 and began sampling battery cells to smartphone customers.
During 2025, our Fab2 successfully passed an ISO 9001 audit, and we also completed initial customer audits at both Fab2 and our manufacturing facility in South Korea. We advanced manufacturing readiness by accelerating customer qualification activities and reducing custom product development timelines. In addition, we completed internal UN38.3 certification for our first AI-1 smartphone battery. In parallel with capacity expansion, we continued improving operational efficiency and production readiness across the facility. In South Korea, we integrated facilities and assets acquired during the second quarter of 2025, which expanded available floor space and increased coating equipment capacity. These operational improvements reflect our increasing focus on manufacturing execution as production programs move toward scaled commercialization.

Our manufacturing processes depend on raw materials such as lithium, silicon, graphite, nickel, cobalt, copper and other metals, the prices and availability of which are subject to significant volatility and uncertainty. We source materials for our batteries from third party suppliers globally. We have executed master supply agreements with many of our suppliers and have qualified second sources for certain of our battery materials. We seek second sources for materials that are high cost or where a risk to supply has been identified. On long-lead items, we intend to keep safety stock on hand to mitigate interruptions to supply.
Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 28, 2025, we had approximately: 75 issued U.S. patents, 153 issued foreign patents, 37 public and pending U.S. patent applications and 148 public and pending foreign patent applications.
We continually assess the need for patent protection for those aspects of our technology that we believe provide significant competitive advantages. A majority of our patents relate to battery architecture, secondary batteries, and related structures and materials.
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
Competition
The Li-ion battery supplier market is highly competitive, with both large incumbent suppliers and emerging new suppliers. Prospective competitors of ours include major manufacturers currently supplying the mobile device, IoT, defense, EV and battery energy storage systems (“BESS”) industries, and potential new entrants to the industry. Incumbent suppliers of Li-ion batteries include Amperex Technology Limited, Panasonic Corporation, Samsung SDI Co., Ltd., Contemporary Amperex Technology Co., Limited, SK On Co., Ltd., BYD Company Limited, and LG-Energy Solution, Ltd. These companies supply conventional Li-ion batteries and, in some cases, Li-ion batteries with some silicon added to the anode. In addition, because of the importance of EVs, many automotive OEMs are researching and investing in advanced Li-ion battery efforts including battery development and production.
There are also several emerging companies investing in developing improvements to conventional Li-ion batteries or new technologies for Li-ion batteries, including silicon anodes and solid-state architecture. Some of these companies have developed relationships with incumbent battery suppliers, automotive OEMs and consumer electronics brands. These emerging companies are also exploring new chemistries for electrodes, electrolytes and additives.
Our ability to compete successfully will rely on factors both within and outside our control, including broader economic and industry trends. Factors within our control include driving competitive pricing, cost, energy density, safety and cycle life.

We believe that our ability to compete against this set of competitors will be driven by a number of factors, including product performance, cost, reliability, product roadmap, customer relationships and ability to scale manufacturing. We believe we will compete well with each of these factors based on advanced battery innovation to date and the ability to continue to design, develop and manufacture higher performing products for the customers served in our targeted markets.
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
Human Capital
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our people through the granting of equity-based compensation awards, in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve Enovix’s objectives. As of December 28, 2025, we employed approximately 664 full-time employees. Approximately 12% of our employees are located in the United States, and 88% of our employees are located in Asia Pacific, which includes South Korea, Malaysia, India and China.
Culture and Benefits
Our people are our greatest asset. We strive to live up to our Core Values every day: put customers first, innovate and move fast, deliver results and be direct and collaborative. Employees carry these Core Values with them on their access badge. Our Core Values are also displayed in conference rooms at Enovix offices globally and are reinforced in new hire training and rewards and recognition programs. We could not be where we are today without the dedication of our workforce, and we prioritize pathways for career development, employee feedback and competitive compensation and benefits packages. Our benefits program includes an employee stock purchase plan, paid time off, team building events and talent development opportunities. The program is designed, and periodically evaluated, to ensure we continue to motivate, strengthen and empower our workforce.
Employee Engagement and Training
We are engaged in community building by collaborating with local non-profit organizations in both the U.S. and Asia. We regularly engage with our employees via quarterly All Hands meetings, employee engagement surveys and through team-building events. These activities help advance employees’ cultural awareness and social responsibility and promote employee wellness and safety, as well as facilitate a collaborative and transparent working environment. We have engaged with top universities in Malaysia and in South Korea to build out a talent pipeline.
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
Awards
In 2025, Enovix Korea was honored with the prestigious Best Workplaces of Korea for Job Creation award by the Ministry of Employment and Labor. This national certificate recognizes exemplary companies in quality job creation following comprehensive evaluations of workplace practices and company culture. This award highlights Enovix’s ongoing journey to foster a great workplace environment, reflecting its belief in prioritizing employee engagement, and the Company’s Core Values.

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
The work required to develop these manufacturing processes and integrate equipment into the production of our lithium-ion battery cells, including achieving our goals for throughput and yield, is time intensive and requires us to work closely with numerous equipment and tooling providers to ensure that the equipment works properly for our unique battery technology. The integration of new equipment into our production process involves a significant degree of uncertainty and risk, and we have not in the past and may not in the future be able to achieve our goals for throughput and yield. Further, integration work may result in the delay in the scaling up of production or result in additional costs to our battery cells, particularly if we encounter issues with performance or if we are unable to customize products for certain of our customers. Certain customers will likely require several months or longer to complete technology qualification before determining whether to accept a product that is manufactured at high volume, if at all. In addition, even if we are able to achieve volume production for the existing uses of our batteries, we may face challenges relating to the scaling up of production for new uses of our batteries, including in the EV market and the market for AI-powered devices.
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
In addition, unexpected malfunctions of our production equipment have in the past significantly affected, and may in the future significantly affect, the intended operational efficiency. Qualified labor is needed to remedy any such equipment malfunction, which may not be readily available. Because this equipment has not previously been used to build lithium-ion battery cells, the operational performance and costs associated with the maintenance and repair of this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, (i) failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, (ii) environmental hazards and remediation, (iii) difficulty or delays in obtaining governmental permits, (iv) damages or defects in systems, (v) cybersecurity intrusion and related disruptions; and (vi) industrial accidents, fires, seismic activity and other natural disasters. Further, we have in the past experienced power outages at our facilities and may again in the future. If outages are more frequent or longer in duration than expected, it could impact our ability to manufacture batteries in a timely manner. If our production equipment does not achieve the projected levels of its output or our production equipment becomes obsolete, it may be necessary to record an impairment charge to reduce the carrying value of our machinery and equipment, which would adversely affect our results of operations and financial condition.
Even if we are able to successfully complete development of and modify, as necessary, this new and complex manufacturing process, we may not be able to produce our lithium-ion batteries in commercial volumes in a cost-effective manner.
If we cannot successfully scale our manufacturing facilities to produce our lithium-ion battery cell in sufficient quantities to meet expected demand, improve productivity and bring additional facilities online, we may be unable to achieve our profitability targets, and our business will be negatively impacted and could fail.
In 2024, we relocated our Fab1 manufacturing operations from Fremont, California to Fab2 in Malaysia. We also completed site acceptance testing (“SAT”) and began production of batteries on our Agility line and completed factory acceptance testing (“FAT”), and SAT, for our High-Volume Manufacturing (“HVM”) line in Malaysia. However, our profitability targets rely on our ability to aggressively reduce the capital costs of our production lines and implement productivity improvements. If such efficiency gains are unsuccessful, we may be unable to achieve our target margin and profitability goals. We expect that our current manufacturing lines will be sufficient to produce batteries on a commercial scale, but not in high enough volumes to meet our long-term expected customer demand. Therefore, we are working to bring additional facilities online at Fab2 and in Korea, including evaluating additional or alternative manufacturing locations, as well as further refine our approach to improve yields over time.

To the extent we continue to experience manufacturing challenges, which can impact our ability to improve yields, we may have difficulty accepting additional customer demand due to capacity constraints, which could delay our growth. Furthermore, our current manufacturing operations in Malaysia are conducted in facilities that we are leasing from a third party, which may subject us to risks associated with renewals and potentially increased costs associated with such renewals. If we are unable to successfully build, manage, renew or expand our existing manufacturing lines and any additional lines we may establish, or otherwise further refine our approach to improve yields, our prospects, financial condition and results of operations will be negatively impacted and our business could fail.
Even if we overcome the manufacturing challenges and achieve volume production of our lithium-ion battery, if the cost, performance characteristics or other specifications of the battery fall short of our or our customers’ expectations and targets, our sales, product pricing and margins would likely be adversely affected. Our long-term target economics at scale assume we are able to obtain certain pricing levels for our batteries. If these assumptions are incorrect and/or customer demand is lower than expected, we may fail to achieve our target revenue and profitability goals and our results of operations and financial condition could be materially adversely affected.
We may be unable to adequately control the costs associated with our operations and the components necessary to build our lithium-ion battery cells.
We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our lithium-ion batteries and services, but also to control our costs. A large fraction of the cost of our battery, like most commercial batteries, is driven by the cost of component materials, such as anode and cathode powder, separator, pouch material, and current collectors. It also includes machined parts that are part of the package. Our cost reduction initiatives are based on a variety of factors, including extensive discussions with vendors, customers, industry analysts and independent research; however, an assumed cost reduction over time may be inaccurate if our forecasted demand does not materialize as planned. These estimates may prove inaccurate, which would adversely affect the expected profitability margins for our batteries.
If we are unable to cost-efficiently manufacture, market, sell and distribute our lithium-ion batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any lithium-ion battery cells at significant volume, and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve certain goals in connection with rates of throughput, use of electricity and consumables, yield and rate of automation demonstrated for mature battery, and battery material and manufacturing processes, that we have not yet achieved and may not achieve in the future. We intend to improve productivity and reduce the costs of our production lines compared to the first line we built. In addition, we are planning continuous productivity improvements going forward. If we are unable to achieve these targeted rates or productivity improvements, our business will be adversely impacted.
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. Most recently, we completed a restructuring in 2024 designed to reduce our operating costs and support our strategic goals. As part of the restructuring plan, we relocated our manufacturing operations from our Fab1 facility in Fremont, California to Malaysia, resulting in a plan of workforce reduction in the U.S., as well as significant restructuring charges associated with equipment disposals as part of the relocation. Thus, we may in the future incur material costs and charges in connection with restructuring plans and initiatives and there can be no assurance that any such plans and initiatives will be successful, or that we will be able to adequately manage our operating expenses. Any restructuring plans may adversely affect our operations and ability to recruit and retain skilled and motivated personnel, result in a loss of continuity and accumulated knowledge, or inefficiency during the transition period, and will likely require a significant amount of employees’ time and focus, all of which may divert attention away from operating and growing our business. If we fail to achieve some or all of the expected benefits of any restructuring plans, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected. For more information, see Note 15 “Restructuring Costs” of our Consolidated Financial Statements in this Annual Report.

We rely on a manufacturing agreement with a Malaysia-based company for some of the facilities, procurement, and personnel needs of our operations. Changes to our relationship with such third-party contract manufacturer, expected or unexpected, may result in delays or disruptions that could harm our business.
In July 2023, we entered into a 10-year manufacturing agreement (as amended, the “YBS Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with operational segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others. If we are able to overcome the challenges in designing and refining our manufacturing process, we expect to operate multiple manufacturing lines, with YBS providing certain facility, staffing, and procurement support services, to meet our expected customer demands.
In October 2024, we entered into an amendment to the YBS Agreement, which modified certain payment terms and responsibilities of the parties. Pricing under the YBS Agreement is set on a cost-plus basis and we are subject to a minimum purchase commitment. We are obligated to pay a certain threshold amount each month over the term of the YBS Agreement depending on the level of orders we make to YBS for manufacturing. The ten-year term of the YBS Agreement expires in July 2033, subject to customary termination provisions.
Our manufacturing arrangement with YBS creates risks due to our reliance on YBS for various aspects of our manufacturing operations, including staffing, procurement and certain support services. Further, manufacturing in Malaysia is subject to possible disruptions due to power outages, equipment malfunction and failures, and supply chain disruptions relating to raw materials or components, among others. Our manufacturing operations may also be adversely affected by natural disasters and climate change. Other events, including political or public health crises, may affect our production capabilities or that of our suppliers, including lack of supplies. As a result, in addition to disruptions to operations, our insurance premiums may increase, or we may not be able to fully recover any sustained losses through insurance. If this manufacturing arrangement does not perform as expected, it may materially and adversely affect our results of operations, financial condition and prospects.
In addition, the YBS Agreement exposes us to risks because certain operational aspects are managed by YBS, which may reduce our direct control over the management of manufacturing processes, capacity constraints, delivery timetables, product quality assurance and costs. If we fail to effectively manage our relationship with YBS; if YBS is unable to meet our manufacturing requirements in a timely manner; or if we experience delays, disruptions or quality control problems, it may materially and adversely affect our business, prospects, financial condition and results of operations.
Our operations in international markets, including our manufacturing operations, expose us to operational, financial and regulatory risks, as well as risks relating to geopolitical tensions and conflicts, including changes to trade policies and regulations.
Over the last three years, we have expanded our global footprint through acquisitions as well as a restructuring of our manufacturing operations. Namely, in South Korea, we acquired a battery manufacturer in 2023, Routejade, as well as a second manufacturing facility and certain other related assets in 2025. During this time, we have also established a research and development center in Hyderabad, India, which supports the product and manufacturing teams in our other locations, and relocated all of our manufacturing activities from Fremont, California to Malaysia, as well as established a subsidiary in Shenzhen, China. Following the shift of our manufacturing facilities to Malaysia and a reduction in force that primarily affected our U.S. operations, a higher percentage of our employees and a significant portion of our business operations are located overseas, while our leadership team is primarily located in the U.S. Additionally, relationships with customers and potential customers outside of the U.S. accounted for a significant portion of our revenues during 2025.
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
The current geopolitical climate and certain actions by the U.S. administration have created uncertainty regarding and fluctuations in trade policies, and our operations and business are subject to these uncertainties given the extent of our international operations and dependencies on international supply chains and access to international employees. These factors and risks could negatively affect our international business operations, increase the difficulty or cost of selling our products in (or restrict our access to) certain foreign markets, divert management’s attention, and increase our costs, which would adversely affect our business, operating results, growth prospects and financial condition.
Changes in global trade policies, tariffs, export controls and other cross-border restrictions could materially adversely affect our revenues, operating results and ability to source materials and equipment.
Due to our international operations, we face heightened risks relating to trade policies and disputes that result in increased tariffs, trade barriers, retaliatory tariffs and other trade restrictions and protectionist measures, including export controls, licensing requirements and other regulatory restrictions on cross-border trade. For example, the United States has recently imposed or proposed significant new tariffs on a large number of products and components imported into the U.S. and could propose additional tariffs or increases to those already in place. It is unknown whether and to what extent these tariffs will remain in place or whether other new laws or regulations will be adopted. While there is currently a trade pact with China, additional or new tariffs may be imposed reciprocally. It is difficult to predict what further trade-related actions governments may take, including the extent of retaliatory actions, and our business may be negatively impacted if we are unable to quickly and effectively react to any such actions.
The overall tension in U.S.-China trade relations and the possibility of additional tariffs has created uncertainty in our industry and may negatively affect certain of our suppliers, as well as our ability to source components or raw materials. In particular, our facilities are located in Malaysia, India and South Korea and our products require materials and equipment manufactured outside these countries, including China. If such materials and equipment do not fall under any exemption to the newly imposed tariffs or reciprocal tariffs, or are subject to other trade barriers or restrictions, such as China’s Regulation on Export Control of Dual-Use Items, it could materially impact our ability to obtain materials and equipment, or effective alternative sources of such items, on commercially reasonable terms or at all.
Due to the broad uncertainty regarding the timing, content and extent of global trade policy changes in the U.S. and internationally, we cannot accurately predict the full extent to which these changes will affect our business, financial condition and results of operations. We believe the direct impact of tariffs on our business is currently manageable given the location of our international operations; however, the indirect effects of U.S. tariffs on products containing our batteries could be significant. Any failure by us to adapt quickly to changes in global trade policy could materially and adversely affect our business, financial condition and results of operations.
We rely on third-party suppliers for critical components and equipment, and disruptions in these relationships could delay production and harm our business, results of operations, financial condition and cash flows.
We rely on third-party suppliers for components and equipment necessary to develop and manufacture our lithium-ion batteries, including key supplies such as anode, cathode, electrolyte and separator materials, as well as specialized manufacturing equipment. If we are unable to enter into or maintain supply arrangements on acceptable terms, if our suppliers experience delays or capacity constraints, or if they fail to meet our quality, cost or volume requirements, we could experience delays in product development and manufacturing timelines.
The unavailability of key components or equipment could result in delays in constructing manufacturing equipment, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our lithium-ion batteries production, as well as reduced manufacturing capacity. We have in the past experienced, and may continue to experience, suppliers that are unwilling or unable to meet our timing, cost, quality or volume needs, which may require us to identify alternative suppliers, potentially at higher cost or with additional delays. There can be no assurance that alternative sources will be available in a timely manner or at all.
In addition, our suppliers may experience financial distress or business continuity issues, including bankruptcy or receivership, which could further disrupt our production timelines and our ability to configure equipment to operate at target performance levels. For example, one of our equipment suppliers went into receivership in the first half of 2024. To the extent our equipment suppliers experience business continuity challenges in the future, it may disrupt our production timelines, negatively impact our ability to successfully configure the equipment to run at its target performance and limit our ability to operate such equipment. Any failure by our suppliers to deliver critical components or equipment in a timely and reliable manner, at the cost and quality we require, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Increases in raw material costs and supply disruptions resulting from global market and geopolitical conditions could increase our product costs and adversely affect our business and results of operations.
Our manufacturing processes depend on raw materials such as lithium, silicon, graphite, nickel, cobalt, copper and other metals, the prices and availability of which are subject to significant volatility and uncertainty. These materials are affected by global market conditions and supply and demand dynamics, including as a result of increased global production of EVs and energy storage products, inflationary pressures, supply chain disruptions, pandemics or other public health crises, and war or other armed conflicts. We have also experienced increased logistics and freight costs as a result of supply chain challenges in the past, and we may not be able to negotiate purchase agreements and delivery lead-times for such materials on advantageous terms in the future.
Reduced availability of these materials or significant price increases could raise the cost of our components and consequently, the cost of our products. We may be unable to negotiate favorable supply terms or pass through increased costs to customers, which could negatively affect our margins and operating results. In addition, certain materials and components may be produced internally or treated as proprietary by large battery manufacturers, limiting their availability to third parties.
Finally, global economic, political and regulatory developments may further constrain the availability of these raw materials or increase procurement and logistics costs. Because our facilities are located in Malaysia, India and South Korea and our products depend on materials and equipment sourced from multiple countries, disruptions affecting upstream suppliers or transportation networks could have a disproportionate impact on our cost structure. Any disruption in the supply or significant increase in the cost of raw materials or logistics could materially and adversely affect our business, financial condition, results of operations and prospects.
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
Our cell architecture is different than other batteries and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to smartphones, IoT, smart eyewear, action cameras, portable gaming and smartwatches, and other AI-powered devices. In addition, we have limited historical data on the performance and reliability of our batteries over time. If our batteries fail unexpectedly in the field, such failures could result in significant warranty costs and/or reputational harm. For example, the electrodes and separator structure of our battery are different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes, leading our batteries to fail and cause a safety event in the field, which could further result in the failure of our end customers’ products as well as the loss of life or property. Any safety event in the field, but in particular, one in which the end product failure results in significant loss, could result in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to the reputational harm that results. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.
We have significant customer concentration in key market sectors and dependence on these customers creates a risk to our business and financial condition.
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. Our current revenue stream is derived largely from a limited number of key customers, particularly those in the defense sector. One customer, a defense subcontractor in South Korea, accounted for the majority of our total revenue for the fiscal year 2025. As a result of this customer concentration, our financial performance is highly sensitive to the retention, performance, and ongoing demand from our significant customers. The loss, or material reduction in business, from any significant customer, whether due to strategic shifts, sourcing decisions, financial distress, bankruptcy, or other factors, could result in a sudden and material decline in our revenue and cash flows. Moreover, the terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures, which could have a material adverse impact on our business, financial condition, and results of operations.
In addition, we rely on a single supplier for components to manufacture products for our defense customers and any disruption in the supply of components would negatively impact our ability to perform under such contracts and significantly negatively impact our revenues and profit margin. Should we have to replace our single supplier, or renegotiate the terms of our current supplier agreement, we may be unable to establish or obtain competitively favorable terms, which would also negatively impact our revenues and profit margin under our defense customer contracts. Furthermore, government contracts associated with customers in the defense sector are often subject to a variety of complex procurement laws and regulations relating to the award, administration and performance of those contracts. Changes in government procurement policy, priorities, regulations, technology initiatives and/or technical and compliance requirements may negatively impact our ability to continue to earn revenue from government and defense customers. Furthermore, government entities may implement policies that restrict or negatively affect our ability to sell our products and services.
Lack of diversification increases our susceptibility to adverse events affecting our key customers. For example, the expiration, termination, or renegotiation of contracts, whether from the integration of these customers as a result of the acquisition or otherwise, could lead to uncertainty and volatility in our revenue stream. While we may seek to mitigate the risks associated with customer concentration through diversification efforts, expanded market reach, and enhanced customer relationship management, there can be no assurance that such measures will be successful in offsetting the potential adverse impacts of customer concentration. The loss of a significant customer or a substantial reduction in business volume from key accounts could have a material adverse effect on our financial performance, cash flows, and ability to fund our operations, capital expenditures, and strategic initiatives.
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
Our future growth and success depend on our ability to sell effectively to, and manage relationships with large enterprise and defense customers.
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
The development of our lithium-ion battery cells is dependent, in part, upon successfully identifying and meeting our customers’ specifications for those products. Developing and manufacturing lithium-ion batteries with specifications unique to a customer increases our reliance upon that customer for purchasing our products at sufficient volumes and prices in a timely manner. If we fail to identify or develop products on a timely basis, or at all, that comply with our customers’ specifications or achieve design wins with customers, we may experience a significant adverse impact on our revenue and margins. Even if we are successful in selling lithium-ion batteries to our customers in sufficient volume, we may be unable to generate sufficient profit if per-unit manufacturing costs exceed per-unit selling prices. Manufacturing lithium-ion batteries to customer specifications requires a longer development cycle, as compared to discrete products, to design, test and qualify, which may increase our costs. We have limited experience with this customer design process and currently have limited capacity at our manufacturing facilities. If we are unsuccessful in meeting customer specifications, scaling our manufacturing capabilities and/or providing anticipated post-delivery product support services, we may be unable to effectively manage and grow our business, including developing products for multiple customers’ design specifications in a timely manner, which could harm our business, prospects, financial condition and operating results.
Risks Related to Our Business

We have a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
We incurred net loss attributable to Enovix of approximately $156.7 million and $222.2 million, respectively, for the fiscal years ended December 28, 2025 and December 29, 2024 and had an accumulated deficit of approximately $977.8 million as of December 28, 2025. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
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
Producing lithium-ion batteries that meet the requirements for wide adoption by industrial and consumer applications is a difficult undertaking. We are still in the early stages of commercialization and face significant challenges achieving the long-term energy density targets for our products and producing our products in commercial volumes. Some of the challenges that could prevent the widespread adoption of our lithium-ion batteries include difficulties with (i) increasing the volume, yield and reliability of our cells, (ii) increasing manufacturing capacity to produce the volume of cells needed to meet demand, (iii) optimizing higher volume manufacturing equipment for scale, (iv) packaging our batteries to ensure adequate cycle life, (v) material cost reductions, (vi) qualifying new vendors, (vii) expanding supply chain capacity, (viii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, cycle life and abuse testing and (x) the development of the final manufacturing processes for optimal yield and throughput.
We may encounter yield, material cost, performance and manufacturing process challenges as we develop products from the AI-1 platform and ramp to volume commercial production. Further, we are likely to encounter engineering challenges as we increase the capacity of our batteries and efficiency of our manufacturing process. If we are unable to overcome these challenges in producing our batteries, our business could fail.
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
Any integration process will require significant time and resources, attention from management and will likely disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could harm our business. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may not be able to fully realize the anticipated profits or other benefits of any particular transaction in the timeframe we expect or at all due to competition, market trends, additional costs or investments, the actions of advisors, suppliers or other third parties, or other factors. Future acquisitions may result in significant costs and expenses. Further, if we fail to identify significant issues with any acquisition target during the due diligence process, we may be liable for significant and unforeseen liabilities.
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
We are exposed to the effects of changes in both foreign currency exchange rates and interest rates. Because a significant portion of our cash and investments are held in U.S. Treasury securities and other interest-bearing instruments, movements in interest rates can materially affect our investment income and the fair value of our marketable securities. Rising rates generally increase interest income on new investments, while falling rates could reduce interest income. In addition, we conduct a material portion of our operations outside of the United States, including South Korea, Malaysia and other countries in Asia. Fluctuations in foreign currency exchange rates, particularly for the Korean won, Indian rupee, and Malaysian ringgit, could have an adverse impact our financial condition and results of operations.
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
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and may continue to be, changes in our management team resulting from the departure or onboarding of executives and key employees, which could disrupt our business. For example, in addition to turnover of key executive positions in 2023, our Chief Financial Officer stepped down in December 2024, we created a new role and appointed a Chief Accounting Officer at the end of December 2024, appointed a new Chief Financial Officer in April 2025 and our Chief Operating Officer announced his retirement, effective February 2026. Such changes in our executive management team or workforce may be disruptive to our business, divert management’s attention, result in a loss of knowledge and negatively impact employee morale.
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
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, all of which have since been remediated. We did not identify any material weakness in the periods covered by this report. With respect to any future acquisition, we may encounter unexpected integration challenges, and such integration process may take longer than anticipated, which may have a negative impact on our ability to report effectively on our internal controls. If we are unable to successfully integrate any future acquisition into our existing internal control over financial reporting processes in a timely manner, our ability to accurately report our financial results could be negatively impacted.
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
In addition, we are working to upgrade our enterprise resource planning (“ERP”) system in order to further streamline the management of our financial, accounting, human resources, sales and marketing and other functions and enable us to manage our operations and performance more effectively. However, an upgrade of our ERP system will likely require significant resources for us to complete the implementation effectively, which may result in substantial costs. Additionally, any disruptions or difficulties in using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables, any of which could have a material adverse affect on our business, operations and financial condition. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.
We have previously been, currently are, and may in the future be involved in class-action lawsuits and other litigation matters, including commercial and other contractual disputes, that are expensive and time-consuming. If resolved adversely, lawsuits and other litigation matters could seriously harm our business.
We have previously been, currently are, and may in the future be subject to litigation, such as putative class action and shareholder derivative lawsuits brought by stockholders. We may also be involved in other legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, and tax and employment matters. See Note 10 “Commitments and Contingencies” of our Consolidated Financial Statements in this Annual Report for a discussion of pending litigation.
It is difficult to predict the outcome, duration or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages, which would negatively impact our business and stock price, and to the extent such damages are paid in stock rather than cash, would result in dilution to our current stockholders. Regardless of the final outcome, defending litigation is costly and can impose a significant burden on management and employees. Legal proceedings, contractual disputes and claims may also divert management’s attention away from our business operations, negatively affect our reputation and/or result in increased compliance costs. We have in the past, and may in the future, receive unfavorable preliminary, interim, or final rulings in pending matters, which could damage our reputation and seriously harm our business.

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
Our long-term financial model assumptions include both expanding on our own and by partnering with other battery companies. Should we not be able to achieve these partnering goals, we would have to expand purely on our own. This would require additional capital and could impact how fast we can ramp revenue and achieve profitability. It could also impact our ability to service some customers that require second sources for supply. Additionally, if we can achieve these partnerships but not on the financial terms we are assuming, it could impact our financial performance.
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
As discussed elsewhere in these risk factors and in the consolidated financial statements, in Part II, Item 8 of this Annual Report on Form 10-K, we are not profitable and have incurred losses in each year since our inception. We anticipate these losses will continue and likely increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.
To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution, and the terms of these issued securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. We may issue debt or equity securities under our shelf registration statement filed with the SEC in August 2023, including in an at-the-market (“ATM”) offering under our ATM facility, or we may issue debt or equity securities in private transactions. For example, during the third quarter of 2025, we declared the Warrant and raised gross proceeds of $232.1 million from the exercise of Warrants (see Note 12 “Treasury Stock, Warrant Dividend and Warrants” of our Consolidated Financial Statements in this Annual Report for further details), and we issued 26,526,344 shares of our common stock in connection with the exercise of the Warrants. We also issued $360.0 million of our 2030 Convertible Senior Notes in September 2025, which are convertible into shares of our common stock (see Note 9 “Borrowings” of our Consolidated Financial Statements in this Annual Report for further details).
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
The accounting method for reflecting the Convertible Senior Notes, including our Affiliate Notes (each as defined in Note 9 “Borrowings” of our Consolidated Financial Statements in this Annual Report, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 217,224,442 shares of common stock outstanding as of February 20, 2026. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
Private Placement Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
In connection with the initial public offering of our predecessor entity, Rodgers Silicon Valley Acquisition Corp. (“RSVAC”), RSVAC issued and sold 6,000,000 private placement warrants (the “Private Placement Warrants”) to Rodgers Capital, LLC, which entity subsequently distributed the Private Placement Warrants to its Series B Unit holders. Each Private Placement Warrant is exercisable for one share of common stock at an exercise price of $10.66 per share. There are 5,500,000 Private Placement Warrants outstanding following the exercise of warrants by one warrant holder in July 2024.
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
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act of 1933, as amended (the “Securities Act”). In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, our amended and restated certificate of incorporation provides that U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive form provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
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
Recent global conflicts, such as the Russia’s invasion of Ukraine and the war in Yemen, have led the U.S. and certain other countries to impose significant sanctions and trade actions and have slowed down shipping options. The U.S. and other countries could impose further sanctions, trade restrictions and other retaliatory actions, and affect shipment of products. It is not possible to predict the broader consequences of the conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions taken in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflicts have in the past, and will likely continue to, materially adversely affected global trade, currency exchange rates, regional economies and the global economy. While it is difficult to anticipate the impact of any of the foregoing on the Company, such conflicts, and any similar future conflicts, including as a result of rising tensions between China and Taiwan, and actions taken in response to any conflict, could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
We are exposed to risks related to the use of AI by us and others in our industry.
We are working to incorporate AI and GenAI tools into various aspects of our business operations, including research and development, battery design, manufacturing optimization and other testing applications. AI-based technologies are complex, rapidly evolving and may not produce the intended benefits. Algorithms, models or training data may be flawed, biased or incomplete, which could result in inaccurate analyses or design decisions. If AI-assisted outputs are relied upon in product development, performance modeling, safety analysis or manufacturing processes and prove to be incorrect, our product performance, reliability, safety profile or regulatory compliance could be adversely affected, potentially resulting in delays, increased costs, product liability exposure or reputational harm.
The use of AI may also increase the risk of intellectual property infringement, trade secret exposure or unauthorized disclosure of confidential information, including proprietary battery designs and manufacturing processes. In addition, our suppliers, partners or competitors may more effectively leverage AI technologies, which could impair our competitive position. The evolving regulatory landscape governing AI may impose additional compliance obligations or restrict our ability to deploy AI tools. Any of these risks could adversely affect our business, financial condition and results of operations.
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
Financial or economic crisis, inflation and other macroeconomic pressures in the U.S. and global economy, such as rising interest rates and recession fears, can create a complex and challenging environment for us and our customers. In particular, our operations could be adversely impacted by inflation due to higher material, labor, and construction costs. Even in instances where the U.S. and foreign governments may take actions intended to address and rectify extreme market and economic conditions, such as by providing liquidity and stability to the financial markets, these actions may not be successful.
Extended periods of high inflation or adverse economic conditions may negatively impact the demand for our lithium-ion battery cells and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all. Further, if we are not able to fully offset higher costs from inflation through price increases or other corrective measures, this may adversely affect our business, financial condition and results of operations.
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
Our board of directors (the “Board”), through its Cybersecurity Committee, together with our company executives through our Information Security Steering Committee, and our IT and security management teams in conjunction with third-party service providers who specialize in cybersecurity, help identify, assess and manage the Company’s cybersecurity threats and risks. The Cybersecurity Committee and the Information Security Steering Committee each review cybersecurity matters on a regular basis.
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
As of the date of this report, we have not experienced a material cybersecurity incident, nor have we incurred any significant expenses or penalties to resolve or settle any security incident that has materially affected our business strategy, results of operations, or financial condition during the periods presented. However, cybersecurity threats are continually evolving, and there can be no assurance that future incidents will not materially affect the Company’s business, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our Board oversees the Company’s cybersecurity risk management as part of its overall risk oversight function. In May 2025, the Board established a standing Cybersecurity Committee to provide dedicated oversight of the Company’s enterprise security posture, including safeguards for its people, facilities, information systems and data, and to oversee management’s programs addressing physical and cybersecurity, privacy and data governance, regulatory compliance, and related risks. Prior to that, our Nominating and Governance committee was responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
The Cybersecurity committee consists of three members with years of experience in cybersecurity oversight. The committee meets at least two times each year and more frequently as needed. The committee’s responsibilities include, among others:
•reviewing our enterprise cybersecurity strategy and framework;
•assessing cybersecurity threats and risks, including risks associated with our products and services and third-party service providers;
•reviewing significant cybersecurity incidents and management’s response thereto;
•evaluating the effectiveness of our cybersecurity risk management and data security programs; and
•overseeing our incident response and business continuity preparedness.
The Cybersecurity committee receives regular reports and updates from the Company’s Chief Information Security Officer (“CISO”), Chief Information Officer (“CIO”), and other members of management regarding cybersecurity risks, mitigation efforts, and emerging threat trends. Following each meeting, the Chair of the Cybersecurity committee reports to the full Board on matters addressed by the committee. The Board also receives periodic briefings to enhance its understanding of cybersecurity developments.
Our cybersecurity risk assessment and management processes are maintained by certain Company management, including the members of our Information Security Steering Committee, which meets quarterly to review cybersecurity matters. Our Information Security Steering Committee is comprised of our CISO, CEO, Chief Financial Officer, Chief Accounting Officer, COO, Chief Legal Officer, Vice President of Human Resources and Vice President of Global Information Technology. At the management level, our CISO, who reports to our CIO, is responsible for overseeing the assessment and management of our material risks from cybersecurity threats. Our CISO has extensive experience and knowledge in cybersecurity with years of experience in leading security teams, developing security strategies, and managing risk across various industries. Our Vice President, Global Information Technology serves as our CIO, and has over 25 years of information technology and cybersecurity risk management experience, including at other public companies.
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
Our cybersecurity incident prevention, detection, response and vulnerability management processes are designed to escalate certain cybersecurity incidents to appropriate members of management, including our CISO, and to the Cybersecurity committee, depending on the circumstances. These officials work with our incident response team to help mitigate and remediate cybersecurity incidents. In addition, the Company’s incident response and vulnerability management processes include reporting to the Cybersecurity committee and, as appropriate, the Board.

Item 2. Properties
Our corporate headquarters are located in Fremont, California. The following is a summary of our principal facilities as of December 28, 2025.

Principal Operations	Location	Approximate Square Footage	Held
Headquarters and Center for Innovation	United States	68,600	Leased
Manufacturing Facility	Malaysia	278,900	Leased
Manufacturing Facilities	South Korea	467,400	Owned
R&D Center	India	18,000	Leased

Item 3. Legal Proceedings
The information included under the heading “Litigation” in Note 10 “Commitments and Contingencies” of our Consolidated Financial Statements in this Annual Report is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Global Select Market under the symbol “ENVX.” As of February 20, 2026, there were 50 holders of record of our common stock shares. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees. Additionally, there were six holders of record of 5,500,000 Private Placement Warrants (as defined in Note 4 “Fair Value Measurement” of our Consolidated Financial Statements in this Annual Report), each exercisable for one share of our common stock at a price of $10.66 per share.
Dividends
We have not declared or paid any cash dividends on our common stock and we currently do not anticipate to pay any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Restricted Stock Units Withholding
We withhold common stock shares with value equivalent to cover employees' tax withholding obligations for certain employees upon the vesting of restricted stock units. During the fiscal year 2025, we withheld 667,106 shares for a total value of $6.5 million for our employees' tax obligations.
Purchases of Equity Securities by the Issuer and Affiliated purchasers
During the fiscal quarter ended December 28, 2025, we repurchased unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares. The table below summarizes repurchases of unvested shares of our common stock.

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands)
September 29 - October 26, 2025	—	$—	—	$1,615
October 27 - November 23, 2025	—	—	—	1,615
November 24 - December 28, 2025	—	—	—	1,615
Total	—		—
(1)We did not have any repurchases of shares from former employees related to the early exercised stock options, which were unvested on the termination date, at the exercise price.
(2)     On June 30, 2025, our Board of Directors approved a stock repurchase plan authorizing up to $60.0 million in common stock repurchases (the “Repurchase Plan”) which expires on December 31, 2026. Prior to the adoption of the Repurchase Plan, we did not have a repurchase plan in place. During the third quarter of 2025, we repurchased 5,437,556 shares of our common stock for $58.4 million pursuant to the Repurchase Plan. The costs for these common stock repurchases are recorded in Treasury Stock, at Cost, on our Consolidated Balance Sheet. As of December 28, 2025, we had $1.6 million available for future repurchases of common stock available under the Repurchase Plan. We may make repurchases from time to time through open market purchases or through privately negotiated transactions. Pursuant to the Repurchase Plan, the timing and number of shares of common stock repurchased will be determined at our discretion. We may modify, suspend or discontinue the Repurchase Plan at any time and we are not obligated to repurchase any specific number of shares of common stock.

Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Russell 2000 Index over the same period. This graph assumes an initial investment of $100.00 in our common stock and in each index (assuming the reinvestment of all dividends, as applicable) at the market close on July 14, 2021 (the date of our common stock began trading on the Nasdaq Global Select Market under the symbol “ENVX” after the Business Combination), through December 26, 2025 (the last trading date before our fiscal year ended on December 28, 2025). The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
Assuming initial Investment of $100
(July 14, 2021 - December 28, 2025)
$200
$100
$—
July 14, 2021
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Enovix Corporation (ENVX)
NASDAQ Composite (^IXIC)
Russell 2000 (^RUT)

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following MD&A describes the principal factors affecting our results of operations, financial resources, liquidity, contractual obligations and commitments, and critical accounting estimates during the fiscal year 2025, compared with the fiscal year 2024. A detailed discussion of the fiscal year 2024 compared with the fiscal year 2023 is not included herein and can be found in the MD&A section in our 2024 Annual Report on Form 10-K, filed with the SEC on February 25, 2025, which is incorporated herein by reference. This discussion and analysis contain forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Business Overview
We design, develop and manufacture advanced lithium-ion batteries, including our proprietary silicon-anode architecture that enables higher energy density and performance relative to conventional battery cells, particularly in space-constrained devices such as smartphones, smart eyewear and next generation AI-enabled devices. We have expanded our suite of battery offerings through acquisitions and now also manufacture conventional lithium-ion batteries, primarily serving customers in the defense and industrial sectors.
To date, we have concentrated our operational efforts on researching, developing and commercializing the next generation technology behind our silicon-anode lithium-ion battery cell architecture. Most recently, we launched the AI-1TM product platform, our Artificial Intelligence ClassTM batteries for the next generation of mobile smartphones, smart eyewear and other AI-enabled devices that require significantly higher total energy storage and power to perform AI functions locally. We also serve customers in defense and industrial markets through our conventional and silicon-doped graphite battery products across a range of battery sizes and configurations optimized for high discharge rate applications, such as drones, subsea systems, and munitions defense systems.
Drones represent another priority area of focus, as we believe our products provide a strong competitive advantage for serving customers that are increasingly prioritizing higher energy density, extended flight time, and supply-chain diversification. In addition to the smartphone, smart eyewear and defense and industrial markets, we are pursuing deployment of our technology across other edge-AI applications, as well as computing and EVs, among others.
We currently lease several facilities, including our headquarters in Fremont, California, and our manufacturing facility in Malaysia. Our manufacturing operations are conducted in Malaysia and South Korea, supporting both our next-generation silicon-anode platform and our conventional lithium-ion battery products. We have transitioned our prior U.S. pilot manufacturing activities to Malaysia and continue to focus on manufacturing execution, operational efficiency, and capacity planning to support commercialization efforts. Our research and development activities are conducted primarily in California, India, and South Korea and are focused on cell architecture, materials integration, and manufacturing process optimization. We also recently opened a sales office in Shenzhen, China.
Fiscal Year
Our fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31 depending on the calendar year. Accordingly, we will have a 53-week fiscal year every five or six years and our fiscal year 2026 will consist of 53 weeks. Our fiscal years 2025, 2024, and 2023 consisted of 52 weeks, which ended on December 28, 2025, December 29, 2024, and December 31, 2023, respectively. All period references are to these fiscal periods unless otherwise indicated.
Key Trends, Opportunities and Uncertainties
We generate revenue from the sale of batteries and battery pack products (“Product Revenue”). Our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges as described in Part I, Item 1A of this Annual Report on Form 10-K.

Fiscal Year 2025 Highlights:
During fiscal year 2025, we made significant progress across revenue growth, product development, manufacturing scale-up, and strategic financing initiatives and achieved our highest annual revenue and gross margins to date.
•Revenue increased throughout the year to $31.8 million, representing 38% year-over-year growth, with defense shipments remaining our largest contributor and batteries for naval munitions being our top product in the fourth quarter of 2025.
•We advanced manufacturing readiness and capacity expansion across our global footprint. Fab2, our high-volume manufacturing facility in Penang, Malaysia, passed an ISO 9001 audit and successfully concluded initial audits with various customers. We also continued to see consistent gains in yield and throughput. These operational improvements reflect our increasing focus on manufacturing execution as production programs move toward scaled commercialization. In South Korea, we completed the integration of acquired manufacturing assets, expanded floor space and coating capacity, and are in the process of planning for capacity expansion.
•We made meaningful progress in product development and launched the AI-1™ product platform, a core battery architecture adaptable across multiple customers and end markets. An independent testing laboratory confirmed in December 2025 that the AI-1TM smartphone battery delivered a volumetric energy density of 935Wh/L, exceeding the performance of a leading silicon-doped commercially available smartphone battery tested by 12%. We delivered AI-1™ battery samples to leading smartphone OEM customers to support formal product qualification and expanded sampling to additional OEMs. In the near term, we continue to focus on our engagement with two smartphone OEM market leaders and are continuing in their formal product qualification process, which commenced in the third quarter of 2025.
•We also increased customer engagement in smart eyewear, delivering over 1,000 AI-1™ battery packs to our lead customer and samples to nine additional OEMs and ODMs, some of which are expected to launch products in 2026 as market adoption of AI-enabled smart eyewear grows. We believe this market represents compelling near-term expansion opportunities for the AI-1™ platform, where our high energy density architecture is well aligned with product requirements as AI workloads migrate onto compact, always-on devices.
•In defense and industrial markets, we continued to support growing customer demand through expanded production capabilities and increased shipments from our South Korea operations. In April 2025, we acquired battery cell manufacturing assets located in close proximity to our existing facilities in South Korea for $10.0 million, recording a $4.8 million gain on bargain purchase.
•We also strengthened our balance sheet and liquidity position. In July 2025, we completed a warrant dividend, generating $224.2 million in net proceeds to support manufacturing scale-up and general corporate purposes. In September 2025, we issued $360.0 million of Convertible Senior Notes due 2030, with net proceeds of $348.8 million, which we intend to use for general corporate purposes, including potential acquisitions. During the third quarter of 2025, we also repurchased $58.4 million of our common stock under the Repurchase Plan approved by our Board in June 2025. In February 2026, our Board authorized an additional share repurchase program of up to $75 million, providing flexibility to deploy capital opportunistically while maintaining focus on commercialization execution and manufacturing scale-up.
Access to Capital
Assuming we do not experience any significant delays in the research and development and manufacturing of our products or any deterioration in our capital efficiency, we believe we will meet our longer-term expected future cash requirements and obligations. We believe we will be able to do this through a combination of available cash, cash equivalents, investments and future debt financings, projected revenues and access to other public or private equity offerings and potential strategic arrangements.
Components of Results of Operations
Revenue
In June 2022, we began to generate revenue from our Fab1 in Fremont, California. In October 2023, we acquired Routejade, a manufacturer of electrode coating and battery packs for customers worldwide. We recognize revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Our revenue consists of product revenue, resulting from the sale of lithium-ion batteries and battery pack products (“Product Revenue”) to customers. Product Revenue is recognized once we have satisfied the performance obligations as defined in the sales agreement, which is generally satisfied upon transfer of control of goods. Control is transferred upon delivery of the product. For certain customized products with customer acceptance criteria specified in the sales agreement, the performance obligations are generally satisfied upon our customer’s acceptance. Payment terms can vary depending on the contract and it is generally required within 90 days or less from the delivery date or the acceptance date of our product. The amount of revenue recognized reflects the consideration for the product sold.
Cost of Revenue
Cost of revenue includes materials, labor, depreciation and amortization expense, freight costs and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation. We anticipate that cost of revenue will continue to increase as we optimize and expand our production line.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist of engineering services, allocated facilities costs, depreciation, development expenses, materials, labor and stock-based compensation related primarily to our (i) technology development, and (ii) design, construction, and testing of preproduction prototypes and models. Research and development costs are expensed as incurred.
To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility, materials and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will continue to increase as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We established a research and development center in India to focus on developing machine learning algorithms, battery modeling, material screening and electrolyte optimization. We also established a research and development team in Malaysia.
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
Impairment of Equipment and Restructuring Cost
Impairment of equipment was a result of our disposal of machinery and equipment that were identified to have no future or alternative use.
Restructuring cost was the result of our restructuring plans in 2023 and 2024, which included workforce reductions, relocation of our Fab1 manufacturing operations from California to Malaysia and disposals of our long-lived assets located in Fremont that have no future or alternative use. Please refer to Note 15 “Restructuring Costs” of our Consolidated Financial Statements in this Annual Report for further details.
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

Results of Operations
Comparison of Fiscal Year 2025 to Prior Fiscal Year 2024
The following table sets forth our consolidated operating results for the periods presented below (in thousands, except percentages).

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	Change ($)	% Change
Revenue	$31,821	$23,074	$8,747	38%
Cost of revenue	25,716	25,119	597	2%
Gross profit (loss)	6,105	(2,045)	8,150	(399)%
Operating expenses:
Research and development	110,331	124,506	(14,175)	(11)%
Selling, general and administrative	73,028	74,311	(1,283)	(2)%
Restructuring cost	—	41,807	(41,807)	(100)%
Total operating expenses	183,359	240,624	(57,265)	(24)%
Loss from operations	(177,254)	(242,669)	65,415	(27)%
Other income (expense):
Change in fair value of common stock warrants	21,832	12,244	9,588	78%
Gain on bargain purchase of assets	4,761	—	4,761	N/M
Interest income	12,998	12,332	666	5%
Interest expense	(21,597)	(6,787)	(14,810)	218%
Other income (expense), net	1,341	954	387	41%
Total other income (expense), net	19,335	18,743	592	3%
Loss before income tax benefit	(157,919)	(223,926)	66,007	(29)%
Income tax benefit	(1,312)	(1,392)	80	(6)%
Net loss	$(156,607)	$(222,534)	$65,927	(30)%
Net loss attributable to non-controlling interests	134	(293)	427	(146)%
Net loss attributable to Enovix	$(156,741)	$(222,241)	$65,500	(30)%
N/M - not meaningful
Revenue
Revenue for fiscal years 2025 and 2024 were $31.8 million and $23.1 million, respectively. Revenue in both years primarily resulted from the product shipments from our facility in South Korea, which was acquired in October 2023. Revenue for fiscal year 2024 and 2025 revenue reflected product shipments to South Korea defense contractors and industrial and consumer electronics customers.
The $8.7 million, or 38%, increase in revenue compared to fiscal year 2024 was primarily attributable to higher shipment volumes to South Korean defense contractors, partially offset by changes in customer mix. Of the $8.7 million increase in revenue, $7.3 million of that increase was derived from higher shipment volumes to a South Korean defense contractor, and the remaining increase was attributable to higher shipment volumes to industrial and consumer electronics customers.
Cost of Revenue
Cost of revenue for the fiscal year 2025 was $25.7 million, compared to $25.1 million for the fiscal year 2024. The increase of $0.6 million, or 2%, was primarily attributable to higher production volumes in fiscal year 2025, including increased labor costs of $1.3 million and additional manufacturing costs associated with higher revenue. With no production in Fab1 and minimal production in Fab2 in fiscal year 2025 and 2024, a majority of the factory expenses associated with Fab1 and Fab2 were classified as research and development expenses instead of cost of revenues in fiscal year 2025 and 2024. The transition from Fab1 to Fab2 was a part of the 2023 and 2024 Restructuring Plans (as defined in Note 15 “Restructuring Costs” of our Consolidated Financial Statements included in this Annual Report). These restructuring plans also included U.S. workforce reductions in the fourth quarter of fiscal year 2023 and the second half of fiscal year 2024. These increases were partially offset by the absence of a $1.9 million non-recurring inventory step-up amortization recorded in fiscal year 2024 related to the Routejade acquisition.
In addition, we anticipate our factory expenses will increase as we continue to ramp up our Fab2 manufacturing operations.
Research and Development Expenses
Research and development expenses for the fiscal year 2025 were $110.3 million, compared to $124.5 million for the fiscal year 2024. The decrease of $14.2 million, or 11%, was primarily attributable to a $23.5 million decrease in depreciation expense, reflecting the absence of accelerated depreciation recorded in fiscal year 2024 in connection with the Fab1 decommissioning, as well as lower salaries, payroll taxes and benefits resulting from reduced U.S. headcount.
These decreases were partially offset by higher research and development spending in Asia, including a $29.3 million increase in research and development expenses in Malaysia, driven by a $3.2 million increase in salaries and benefits due to higher headcount, increased materials and tooling costs, higher depreciation associated with equipment placed into service, and increased information technology and facility related costs.
There were no executive departure-related charges recorded in fiscal year 2025 comparable to those incurred in prior years.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal year 2025 were $73.0 million, compared to $74.3 million for the fiscal year 2024. The decrease of $1.3 million, or 2%, was primarily attributable to a $9.4 million decrease in stock-based compensation expense, a $6.4 million decrease in salaries, payroll taxes and benefits resulting from reduced U.S. headcount, a $2.4 million decrease in professional fees, a $1.2 million decrease in facilities and equipment related costs, a $1.1 million decrease in insurance expense, and a $0.5 million decrease in depreciation expense related to the discontinuation of Fab1 operations.
These decreases were partially offset by a $7.9 million increase in legal fees, $1.4 million of warrant dividend transaction fees incurred during fiscal year 2025, $0.7 million of costs related to the SETK acquisition, a $1.2 million increase in information technology expenses related to software subscriptions and hardware, and higher selling, general and administrative expenses in Malaysia of $4.7 million, primarily driven by higher salaries and benefits due to increased headcount, higher depreciation expense from assets placed into service, and higher facility, utilities and general office expenses.
Restructuring Cost
There were no restructuring costs recorded during fiscal year 2025, compared to $41.8 million of restructuring costs recorded during fiscal year 2024. In May 2024, we initiated the 2024 Restructuring Plan (as defined in Note 15 “Restructuring Costs” of our Consolidated Financial Statements in this Annual Report) to relocate our Fab1 manufacturing operations in Fremont, California to Malaysia. The restructuring charges recorded during fiscal year 2024 consisted primarily of non-cash charges related to the disposal of Fab1 long lived assets, stock-based compensation expense, and cash charges for severance, termination benefits and other exit-related costs.
Change in Fair Value of Common Stock Warrants
For fiscal year 2025, the change in fair value of common stock warrants of $21.8 million was mainly attributable to a decrease in the fair value of the 5,500,000 Private Placement Warrants (as defined in Note 4 “Fair Value Measurement” of our Consolidated Financial Statements in this Annual Report). The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price during the current year. In addition, there was a decrease in the number of warrants outstanding at the end of fiscal year 2024 as there was a warrant exercise of 500,000 shares during the fiscal year 2024.

For fiscal year 2024, the change in fair value of common stock warrants of $12.2 million was attributable to a decrease in the fair value of the 5,500,000 Private Placement Warrants. The decrease in fair value of Private Placement Warrants was primarily due to a decrease in our common stock price during the year 2024.
Interest Income
Interest income for fiscal year 2025 was $13.0 million, compared to $12.3 million during fiscal year 2024. The decrease of $0.7 million was primarily attributable to higher yields earned on short term and long term investments, partially offset by lower average cash balances during fiscal 2025.
Interest Expense
Interest expense for fiscal year 2025 was $21.6 million, compared to $6.8 million for fiscal year 2024. The increase of $14.8 million, or 218%, was primarily attributable to a one-time charge of $9.2 million related to the issuance of warrants to holders of the 2028 Convertible Senior Notes, as well as higher interest expense resulting from the issuance of additional convertible senior notes during fiscal year 2025.
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through December 28, 2025 and expect to incur operating losses for the foreseeable future. As of December 28, 2025, we had cash, cash equivalents, restricted cash, and investments of $620.8 million, working capital of $477.2 million and an accumulated deficit of $977.8 million.
Material Cash Requirements
We currently use cash to fund operations, meet working capital requirements and fund our capital expenditures. In fiscal year 2026, we expect that our spending in cost of revenues and operating expenses will continue to increase as we ramp up our Fab2 operations.
During the fiscal year 2025, we purchased $18.2 million in property and equipment. We will continue to increase our property and equipment purchases in the near future to acquire our battery manufacturing equipment and support the build-out of our manufacturing facilities. Please see our discussion of contractual obligations and commitments in the section below for further information.
In July 2025, we declared and issued the Warrant Dividend to holders of record of our common stock and the holders of 2028 Convertible Senior Notes as of the close of business on July 17, 2025 (the “Record Date”). A total of 26,526,344 Warrants were exercised for proceeds of $224.2 million, net of commissions and offering expenses. We intend to use the proceeds from the Warrant exercises to support manufacturing scale-up and for general corporate purposes. Please see Note 12 “Treasury Stock, Warrant Dividend and Warrants” of our Consolidated Financial Statements in this Annual Report for further information.
In September 2025, we issued $360.0 million aggregate principal amount of the 2030 Convertible Senior Notes with an interest rate of 4.75%, which will mature on September 15, 2030. The net proceeds of the 2030 Convertible Senior Notes were approximately $348.8 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $45.3 million of the net proceeds from the offerings to pay the cost of the capped call transactions related to the 2030 Convertible Senior Notes. We intend to use the remaining net proceeds for working capital and general corporate purposes, including potential future acquisitions. Please see Note 9 “Borrowings” of our Consolidated Financial Statements in this Annual Report for further information.
Additionally, during the third quarter of 2025, our Board of Directors authorized the Repurchase Plan. Pursuant to the Repurchase Plan, we repurchased 5,437,556 shares of our common stock for $58.4 million for the fiscal year ended December 28, 2025 and we may continue to make repurchases from time to time through open market purchases or through privately negotiated transactions. As of December 28, 2025, we had $1.6 million of remaining capacity available under the Repurchase Plan. For more details, please see Note 12 “Treasury Stock, Warrant Dividend and Warrants” of our Consolidated Financial Statements in this Annual Report for further information.
Based on the anticipated spending and timing of expenditures to support operational development and market expansion, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date of this Annual Report on Form 10-K. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents and future debt financings, and access to other public or private equity offerings as well as potential strategic arrangements. We have made our estimates on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years
	2025	2024	Change ($)
Net cash used in operating activities	$(95,291)	$(108,633)	$13,342
Net cash used in investing activities	(538,269)	(1,379)	(536,890)
Net cash provided by financing activities	467,384	150,749	316,635
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(536)	(1,169)	633
Change in cash, cash equivalents, and restricted cash	$(166,712)	$39,568	$(206,280)
Comparison of Fiscal Year 2025 to Prior Fiscal Year 2024
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of operating expenses. We continue to ramp up our Fab2 operations. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.
Net cash used in operating activities was $95.3 million for the fiscal year 2025. Net cash used in operating activities consists of net loss of $156.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include a decrease in fair value of the Private Placement Warrants of $21.8 million, stock-based compensation expense of $49.4 million, depreciation and amortization expense of $35.1 million and non-cash interest expense of $9.2 million.
Net cash used in operating activities was $108.6 million for the fiscal year 2024. Net cash used in operating activities consists of net loss of $222.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of common stock warrants of $12.2 million, stock-based compensation expense of $58.8 million, depreciation and amortization expense of $45.0 million and impairment of equipment of $38.3 million.
Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment. We expect the costs to acquire property and equipment to increase in the future as we continue to build-out our Fab2, evaluate additional or alternative manufacturing capacity options and develop our battery manufacturing production lines in Malaysia.
Net cash used in investing activities, which were primarily related to equipment purchases, were $18.2 million and $76.2 million for the fiscal years 2025 and 2024, respectively.
During the fiscal years 2025 and 2024, we purchased $584.9 million and $31.8 million of investments, respectively. In addition, we had $74.9 million and $106.6 million of investments mature during the fiscal years 2025 and 2024, respectively. In April 2025, we used cash, net of cash acquired, of $10.0 million to acquire battery cell manufacturing assets located in South Korea.
Financing Activities
Net cash provided by financing activities was $467.4 million for the fiscal year 2025, which primarily consisted of $360.0 million of proceeds from the issuance of convertible senior notes, $232.1 million of proceeds from the exercise of warrants, $3.3 million of net proceeds from issuances of common stock upon exercise of stock options, and $1.3 million of proceeds from our employee stock purchase plan (“ESPP”) to purchase our common stock. These cash inflows were partially offset by $58.4 million of repurchases of our common stock, $45.3 million of payments for capped call transactions, $11.2 million of debt issuance costs, and $6.5 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Net cash provided by financing activities was $150.7 million for the fiscal year 2024, which primarily consisted of $107.2 million of proceeds, net of paid issuance costs, from issuance of common stock, $44.8 million of proceeds from the exercise of stock options to purchase our common stock, $4.6 million of proceeds from the borrowings of short-term loans and $1.5 million of proceeds from our employee stock purchase plan (“ESPP”) to purchase our common stock, partially offset by $7.1 million of payroll tax payments for shares withheld upon vesting of restricted stock units.
Contractual Obligations and Commitments
As of December 28, 2025, we had $172.5 million aggregate principal amount of our 2028 Convertible Senior Notes outstanding bearing interest at 3.0%, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased, and $360.0 million aggregate principal amount of our 2030 Convertible Senior Notes outstanding bearing interest at 4.75%, which will mature on September 15, 2030 unless earlier converted, redeemed or repurchased. Please see Note 9 “Borrowings” of our Consolidated Financial Statements in this Annual Report for further information.
We lease our headquarters in Fremont, California, our Fab2 in Penang, Malaysia, and offices in India and China. For the lease payment schedule, please see Note 7 “Leases,” of our Consolidated Financial Statements in this Annual Report for further information.
The lease for our Fab2 manufacturing facility is currently scheduled to expire in July 2026. While renewal discussions are underway and management believes continued occupancy is probable, there can be no assurance renewal will occur on acceptable terms or without potential operational disruption. The Company is also evaluating facility purchase and alternative manufacturing site options to support long-term operational continuity and future growth.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of December 28, 2025, our commitments included approximately $5.3 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 10 “Commitments and Contingencies” of our Consolidated Financial Statements in this Annual Report for further information.
Off-Balance Sheet Arrangements
As of December 28, 2025 and December 29, 2024, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and other various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.
Our critical accounting estimates include estimates related to the valuation of the Private Placement Warrants (as defined below), the valuation of warrants issued from the warrant dividend (as defined in Note 12 “Treasury Stock, Warrant Dividend, and Warrants” of the notes to our Consolidated Financial Statements in this Annual Report), the impairment of long-lived assets, the net realizable value of inventory, stock-based compensation relating to performance-based restricted stock units (“PRSUs”) and income taxes. We believe that application of these critical accounting estimates involves our subjective judgments and assumptions, which have had, or are reasonably likely to have, a material impact on our consolidated financial statements.
A summary of our significant accounting policies is included in Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Valuation of Private Placement Warrants
In connection with the 2021 business combination with Rodgers Silicon Valley Acquisition Corp., we issued warrants in a private placement to the sponsor and members of Rodgers Capital LLC (the “Private Placement Warrants”).
Valuation of any financial instrument depends on the underlying characteristics of the instrument, which generally dictate the valuation model to be used. For the Private Placement Warrants, we have used the Black-Scholes-Merton (“Black-Scholes”) option pricing model using various inputs, including management’s estimates of expected share price volatility, term, risk-free rate and future dividends. We have elected the simplified method to determine the expected term of the Private Placement Warrants. The most significant assumptions impacting the fair value of the Private Placement Warrants are the fair value of our common stock as of each re-measurement date and expected price volatility of our common stock, which includes consideration of our historical observed volatility and other additional factors that were deemed relevant. Future changes to these assumptions could result in significant volatility in our other income (expense) in subsequent periods.
Valuation of Warrants Issued from the Warrant Dividend
Valuation of any financial instrument depends on the underlying characteristics of the instrument, which generally dictate the valuation model to be used. For the Warrants issued from the Warrant Dividend, we have used a Monte Carlo simulation model to determine the fair value. This methodology captures the probabilistic nature of mechanisms for our future exercise of the instrument, share price volatility, and contractual constraints, providing a reasonable estimate of the put option’s expected economic benefit over its remaining term. Monte Carlo simulation is a numerical method used to estimate the value of uncertain outcomes by repeatedly generating random variables to mimic the behavior of a stochastic (i.e., random) process. The most significant assumption impacting the fair value of the Warrants issued from the Warrant Dividend are share price volatility and contractual term as of the date of the Warrant Dividend.
Impairment of Long-Lived Assets
We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of impairment include, among other factors, significant underutilization or idling of equipment, changes in business strategy, or decisions to cease the development or automation of certain equipment.
The recoverability assessment is based on a comparison of the carrying value of the asset to the estimated separately identifiable, undiscounted future cash flows expected to be generated by the asset. If the carrying value exceeds the undiscounted cash flows, the asset is considered impaired, and an impairment loss is recognized for the amount by which the carrying value exceeds the asset’s fair value. Fair value is generally determined using discounted cash flow models, which require management to make significant estimates and assumptions regarding future cash flows, useful lives, and discount rates. Changes in these estimates or assumptions, or changes in operating plans that result in underutilization or abandonment of equipment, could result in future impairment charges.
Stock-Based Compensation
We issue stock-based compensation to certain employees in the form of PRSUs. Stock-based compensation related to PRSUs is recognized based on the grant date fair value and the expected performance achievement percentage of meeting the performance milestones. At each reporting period, we assess and determine the expected performance achievement percentage. Changes in the expected performance achievement percentage could have a significant impact on the stock-based compensation expense until the end of each performance periods. For further information, see Note 14 “Stock-based Compensation” of our Consolidated Financial Statements in this Annual Report.
Income Taxes
Our deferred tax asset balance is currently subject to a valuation allowance that substantially offsets the deferred tax assets. In evaluating the need for a valuation allowance, management considers both positive and negative evidence, including historical operating results, forecasts of future taxable income, the reversal of existing temporary differences, tax planning strategies, and the length of carryforward periods. The weight given to each piece of evidence depends on the extent to which it can be objectively verified. The most significant factor in this assessment is management’s projection of future taxable income, which inherently involves estimates and assumptions regarding future business performance, market conditions, and other factors that may affect profitability. Should actual results differ materially from our estimates of future taxable income, or should there be a change in the weighting of available evidence, our conclusion regarding the need for, or amount of, a valuation allowance could change significantly in future periods.
While accounting for income taxes involves several areas of judgment, the valuation allowance represents the most significant estimate subject to material variability in future periods. Management reviews the realizability of deferred tax assets at each reporting date and adjusts the valuation allowance as appropriate based on updated information and revised forecasts.
Recent Accounting Pronouncements
See section “Recently Adopted Accounting Pronouncements” of Note 2 “Summary of Significant Accounting Policies” of our Consolidated Financial Statements included in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, and foreign currency risk, as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of December 28, 2025, we had cash, cash equivalents, restricted cash, and short-term investments and long-term investments totaling $620.8 million. Our cash, cash equivalents, restricted cash, and investments are held in cash deposits, U.S. government agency securities, U.S. Treasuries, money market mutual funds, and corporate notes and debt securities. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term and long-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of December 28, 2025, we had $172.5 million of 2028 Convertible Senior Notes with an annual interest rate of 3.0% and $360.0 million of 2030 Convertible Senior Notes with an annual interest rate of 4.75%, which accounted for approximately 98% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
In fiscal year 2025, we conducted operations in the U.S. and Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars in fiscal year 2025. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our operating results in the international subsidiaries for fiscal year 2025 was not material. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities on December 28, 2025, the effect of such change would not be material to our consolidated financial condition or our results of operations.
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

Item 8. Financial Statements and Supplementary Data
Enovix Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enovix Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enovix Corporation and subsidiaries (the “Company”) as of December 28, 2025, and December 29, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Warrant Dividend — Accounting for warrants issued to 2028 Convertible Senior Notes’ holders – Refer to Notes 2, 9, and 12 to the Financial Statements

Critical Audit Matter Description

In July of 2025, the Company issued a special dividend in the form of publicly traded common stock warrants to the holders of the Company’s 2028 Convertible Senior Notes. The Company recognized $9.2 million as interest expense for the fair value of the warrants issued to 2028 Convertible Senior Notes’ holders during fiscal year 2025, using a Monte Carlo simulation model to determine the fair value.
Auditing the Company’s accounting for the warrants issued to 2028 Convertible Senior Notes’ holders, including their estimated fair value, involved a higher degree of auditor judgment and subjectivity, including the involvement of internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's accounting for the warrants issued to 2028 Convertible Senior Notes’ holders, including their estimated fair value, included the following:
•We evaluated the terms of the underlying agreements and assessed the appropriateness of the Company's accounting for the warrants issued to 2028 Convertible Senior Notes’ holders in conformity with accounting principles generally accepted in the United States of America.

•With the assistance of our internal fair value specialists, we evaluated management’s valuation of the warrants issued to 2028 Convertible Senior Notes’ holders by:

–Evaluating the Monte Carlo simulation methodology and the reasonableness of the valuation assumptions, including the risk-free interest rate and expected volatility (including the peer group used to estimate volatility).

–Independently estimating the fair value of the warrants and comparing our estimate to management’s estimate.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 25, 2026
We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enovix Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enovix Corporation and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 25, 2026

ENOVIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 28, 2025	December 29, 2024
Assets
Current assets:
Cash and cash equivalents	$106,014	$272,869
Short-term investments	406,026	—
Accounts receivable, net	4,421	4,566
Notes receivable, net	4,012	4
Inventory	13,617	7,664
Prepaid expenses and other current assets	8,120	9,903
Total current assets	542,210	295,006
Property and equipment, net	170,263	167,947
Long-term investments	106,810	—
Customer relationship intangibles and other intangibles, net	31,638	36,394
Operating lease, right-of-use assets	11,682	13,479
Goodwill	12,217	12,217
Other assets, non-current	4,155	2,126
Total assets	$878,975	$527,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,818	$9,492
Accrued expenses	13,992	19,843
Accrued compensation	6,219	8,228
Short-term debt	9,865	9,452
Deferred revenue	5,015	3,650
Warrant liability	6,578	—
Other liabilities	5,529	3,036
Total current liabilities	65,016	53,701
Long-term debt, net	519,271	169,820
Warrant liability, non-current	—	28,380
Operating lease liabilities, non-current	11,244	13,293
Deferred revenue, non-current	300	3,774
Deferred tax liability	9,119	8,784
Other liabilities, non-current	14	14
Total liabilities	604,964	277,766
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 216,556,238 and 190,559,335 as of December 28, 2025 and December 29, 2024, respectively	22	19
Additional paid-in-capital	1,307,912	1,067,951
Treasury stock, at cost	(58,385)	—
Accumulated other comprehensive loss	(508)	(143)
Accumulated deficit	(977,827)	(821,086)
Total Enovix's stockholders’ equity	271,214	246,741
Non-controlling interest	2,797	2,662
Total equity	274,011	249,403
Total liabilities and equity	$878,975	$527,169
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Fiscal Years Ended
	2025	2024	2023
Revenue	$31,821	$23,074	$7,644
Cost of revenue	25,716	25,119	63,061
Gross profit (loss)	6,105	(2,045)	(55,417)
Operating expenses:
Research and development	110,331	124,506	88,392
Selling, general and administrative	73,028	74,311	79,014
Impairment of equipment	—	—	4,411
Restructuring cost	—	41,807	3,021
Total operating expenses	183,359	240,624	174,838
Loss from operations	(177,254)	(242,669)	(230,255)
Other income (expense):
Change in fair value of common stock warrants	21,832	12,244	6,180
Gain on bargain purchase of assets	4,761	—	—
Interest income	12,998	12,332	14,070
Interest expense	(21,597)	(6,787)	(4,456)
Other income (expense), net	1,341	954	(304)
Total other income (expense), net	19,335	18,743	15,490
Loss before income tax benefit	(157,919)	(223,926)	(214,765)
Income tax benefit	(1,312)	(1,392)	(633)
Net loss	(156,607)	(222,534)	(214,132)
Net gain (loss) attributable to non-controlling interests	134	(293)	(61)
Net loss attributable to Enovix	$(156,741)	$(222,241)	$(214,071)

Net loss per share attributable to Enovix shareholders, basic (1)	$(0.75)	$(1.19)	$(1.27)
Weighted average number of common shares outstanding, basic (1)	207,635,870	186,039,616	169,063,306
Net loss per share attributable to Enovix shareholders, diluted (1)	$(0.75)	$(1.19)	$(1.30)
Weighted average number of common shares outstanding, diluted (1)	207,635,870	186,039,616	169,573,164
(1) As required by ASC 260, Earnings Per Share, the share and per share amounts presented in the above table for the fiscal years 2024 and 2023, have been retroactively adjusted to reflect the Warrants issued in July 2025 (see Note 12 “Treasury Stock, Warrant Dividend and Warrants” for more details). For more information on the adjusted net loss per share, refer to Note 13 “Net Loss per Share”.
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Years Ended
	2025	2024	2023
Net loss	$(156,607)	$(222,534)	$(214,132)
Other comprehensive income (loss), net of tax
Change in net foreign currency translation adjustments	(514)	(66)	(77)
Net unrealized gain (loss) on available-for-sale securities	149	(15)	15
Other comprehensive expense, net of tax	(365)	(81)	(62)
Comprehensive loss	(156,972)	(222,615)	(214,194)
Comprehensive income (loss) attributable to non-controlling interest	134	(293)	(61)
Comprehensive loss attributable to Enovix	$(157,106)	$(222,322)	$(214,133)
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of January 1, 2023	157,461,802	$15	$741,186	—	$—	$(384,774)	$356,427	$—	$356,427
Net loss	—	—	—	—	—	(214,071)	(214,071)	(61)	(214,132)
Issuance of common stock upon exercise of stock options	1,482,808	—	11,928	—	—	—	11,928	—	11,928
Issuance of common stock under employee stock purchase plan	285,847	—	2,350	—	—	—	2,350	—	2,350
RSU vested, net of shares withheld	2,655,170	1	(3,931)	—	—	—	(3,930)	—	(3,930)
Vesting of early exercised stock options	—	—	128	—	—	—	128	—	128
Purchase of Capped Calls	—	—	(17,250)	—	—	—	(17,250)	—	(17,250)
Stock-based compensation	—	—	69,848	—	—	—	69,848	—	69,848
Repurchase of unvested restricted common stock	(416,833)	—	—	—	—	—	—	—	—
Issuance of common stock for the Routejade Acquisition	5,923,521	1	52,778	—	—	—	52,779	3,017	55,796
Other comprehensive loss, net	—	—	—	—	(62)	—	(62)	—	(62)
Balance as of December 31, 2023	167,392,315	$17	$857,037	$—	$(62)	$(598,845)	$258,147	$2,956	$261,103
Net loss	—	—	—	—	—	(222,241)	(222,241)	(293)	(222,534)
Issuance of common stock, net of issuance costs	11,626,089	1	106,679	—	—	—	106,680	—	106,680
Issuance of common stock under ATM program, net of issuance costs	4,359,019	—	39,960	—	—	—	39,960	—	39,960
Issuance of common stock upon exercise of stock options	606,482	—	4,811	—	—	—	4,811	—	4,811
Issuance of common stock under employee stock purchase plan	194,784	—	1,506	—	—	—	1,506	—	1,506
Issuance of common stock upon exercise of Private Warrants	153,822	—	2,276	—	—	—	2,276	—	2,276
RSUs vested, net of shares withheld	6,293,486	1	(7,079)	—	—	—	(7,078)	—	(7,078)
Vesting of early exercised stock options	—	—	24	—	—	—	24	—	24
Repurchase of unvested restricted common stock	(66,662)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	62,737	—	—	—	62,737	—	62,737
Other comprehensive loss, net	—	—	—	—	(81)	—	(81)	(1)	(82)
Balance as of December 29, 2024	190,559,335	$19	$1,067,951	$—	$(143)	$(821,086)	$246,741	$2,662	$249,403

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance as of December 29, 2024	190,559,335	$19	$1,067,951	$—	$(143)	$(821,086)	$246,741	$2,662	$249,403
Net gain (loss)	—	—	—	—	—	(156,741)	(156,741)	134	(156,607)
Issuance of common stock upon exercise of stock options	364,408	—	3,343	—	—	—	3,343	—	3,343
Issuance of common stock under employee stock purchase plan	238,435	—	1,323	—	—	—	1,323	—	1,323
Issuance of common stock upon exercise of Warrants, net	26,526,344	3	225,424	—	—	—	225,427	—	225,427
Fair value of Warrants related to 2028 Convertible Senior Notes	—	—	9,222	—	—	—	9,222	—	9,222
RSUs vested, net of shares withheld	4,305,272	—	(6,542)	—	—	—	(6,542)	—	(6,542)
Repurchase of common stock	(5,437,556)	—	—	(58,385)	—	—	(58,385)	—	(58,385)
Purchase of Capped Calls	—	—	(45,288)	—	—	—	(45,288)	—	(45,288)
Stock-based compensation	—	—	52,479	—	—	—	52,479	—	52,479
Other comprehensive income (loss), net	—	—	—	—	(365)	—	(365)	1	(364)
Balance as of December 28, 2025	216,556,238	$22	$1,307,912	$(58,385)	$(508)	$(977,827)	$271,214	$2,797	$274,011
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	2025	2024	2023
Cash flows used in operating activities:
Net loss	$(156,607)	$(222,534)	$(214,132)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	35,112	44,961	34,009
Stock-based compensation	49,367	58,837	69,452
Change in fair value of common stock warrants	(21,832)	(12,244)	(6,180)
Gain on bargain purchase of assets	(4,761)	—	—
Impairment and loss on disposal of long-lived assets	—	38,258	4,411
Interest expense (non-cash)	9,222	—	—
Others	711	448	703
Changes in operating assets and liabilities:
Accounts and notes receivables	(3,935)	(2,465)	(370)
Inventory	(5,510)	1,073	4,509
Prepaid expenses and other assets	(85)	(2,211)	(626)
Accounts payable	4,690	(7,970)	6,096
Accrued expenses and compensation	1,554	3,016	1,977
Deferred revenue	(1,987)	(3,058)	(3,860)
Deferred tax liability	(1,305)	(2,697)	(813)
Other liabilities	75	(2,047)	188
Net cash used in operating activities	(95,291)	(108,633)	(104,636)
Cash flows from investing activities:
Purchase of property and equipment	(18,223)	(76,188)	(61,795)
Payment for business acquisition	(10,000)	—	—
Routejade acquisition, net of cash and restricted cash acquired	—	—	(9,968)
Purchases of investments	(584,938)	(31,812)	(138,343)
Maturities of investments	74,892	106,621	67,150
Net cash used in investing activities	(538,269)	(1,379)	(142,956)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	107,192	—
Proceeds from exercise of common stock warrants	232,106	—	—
Payments of issuance costs related to common stock and warrant dividends	(7,077)	—	—
Proceeds from issuance of convertible senior notes and loan borrowing	360,000	4,572	172,500
Payments of debt issuance costs	(11,175)	—	(5,917)
Purchase of Capped Calls	(45,288)	—	(17,250)
Repayment of debt	(919)	(209)	(69)
Proceeds from issuance of common stock under employee stock purchase plan	1,323	1,506	2,350
Payroll tax payments for shares withheld upon vesting of RSUs	(6,543)	(7,079)	(3,931)
Proceeds from the exercise of stock options and issuance of common stock under ATM, net of issuance costs	3,342	44,771	11,928
Repurchase of unvested restricted common stock	—	(4)	(26)
Repurchase of common stock	(58,385)	—	—
Net cash provided by financing activities	467,384	150,749	159,585
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(536)	(1,169)	154
Change in cash, cash equivalents, and restricted cash	(166,712)	39,568	(87,853)
Cash and cash equivalents and restricted cash, beginning of period	274,691	235,123	322,976
Cash and cash equivalents and restricted cash, end of period	$107,979	$274,691	$235,123

See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Fiscal Years Ended
	2025	2024	2023
Supplemental cash flow disclosure:
Cash paid for interest	$5,668	$5,694	$2,757
Cash paid for income taxes	1,134	185	—

Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	10,187	12,955	15,980
Cashless warrant exercise	—	2,276	—
Accrued issuance costs	—	512	—
The following table presents our cash, cash equivalents and restricted cash by category in the Consolidated Balance Sheets (in thousands).

	Fiscal Years Ended
	2025	2024	2023
Cash and cash equivalents	$106,014	$272,869	$233,121
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	1,965	1,822	2,002
Total cash, cash equivalents, and restricted cash	$107,979	$274,691	$235,123
See accompanying notes to these consolidated financial statements.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation
Organization
Enovix Corporation was incorporated in Delaware in 2006. All references to “Enovix,” “we,” “us,” “our,” or the “Company” mean Enovix Corporation and its subsidiaries. We design, develop, manufacture and commercialize next generation Lithium-ion, or Li-ion, battery cells that significantly increase the amount of energy density and storage capacity relative to conventional battery cells. Our batteries’ mechanical design, or “architecture,” allows us to use high performance chemistries while enabling safety and charge time advantages. Enovix is headquartered in Silicon Valley, a region of California, with offices and facilities in Asia.
In our earlier stages, we focused on the development of lithium-ion batteries until we commenced the production of our lithium-ion batteries and battery pack products to generate product revenue from our first production line (“Fab1”) in California. As our operations expanded, we invested in additional manufacturing capacity, including the construction of a high-volume production facility in Malaysia for our second production line (“Fab2”), the acquisition of Routejade, Inc. (“Routejade”), an established battery manufacturer in South Korea for battery pack manufacturing, and the acquisition of battery cell manufacturing assets from SolarEdge Technologies, Inc. (“SolarEdge”). The Fab2 facility has commenced operations with multiple production lines, include our first high-volume line (“Agility line”) and high-volume manufacturing (“HVM”) line.
Fiscal Year
Our fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31 depending on the calendar year. Accordingly, we will have a 53-week fiscal year every five or six years and our fiscal year 2026 will consist of 53 weeks. Our fiscal years 2025, 2024, and 2023 consisted of 52 weeks, which ended on December 28, 2025, December 29, 2024, and December 31, 2023, respectively. All period references are to the fiscal periods unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include our accounts, our wholly-owned subsidiaries and majority-owned subsidiaries, the business combinations from the closing dates. All intercompany balances and transactions have been eliminated in consolidation.
Reclassification of Prior Year Presentation
Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period presentation.
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through December 28, 2025 and expect to incur operating losses for the foreseeable future. As of December 28, 2025, we had working capital of $477.2 million and an accumulated deficit of $977.8 million.
While we have taken actions to reduce operating expenses and working capital to align with anticipated revenue growth, we expect to continue to incur operating losses in the near term. We believe that our existing cash, cash equivalents and investments will be sufficient to meet the anticipated needs for at least the next twelve months from the issuance date of the accompanying consolidated financial statements. Going forward, we may require additional financing for our future operations and expansion.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, impairment of equipment, valuation for inventory, the valuation allowance on deferred tax assets, assumptions used in income tax provisions, valuation for assets acquired and liabilities assumed in business combinations, valuation of goodwill and intangible assets, assumptions used in stock-based compensation, assumptions used in the calculation of earnings per share related to the Warrants (as defined below) distributed as warrant dividend, incremental borrowing rate for operating right-of-use assets and lease liabilities, restructuring costs, and estimates to fair value of common stock warrants. Management bases the estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances.
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with original maturities from the date of purchase of 90 days or less to be cash equivalents. As of December 28, 2025 and December 29, 2024, restricted cash is primarily comprised of $2.0 million and $1.8 million, respectively, of deposits to secure the advanced payment made by our customer. The restricted cash is classified within prepaid expenses and other current assets, and other assets, non-current of the Consolidated Balance Sheets.
Investments
Our investments consist of highly liquid fixed-income securities. We determine the appropriate classification of its investments at the time of purchase and reevaluate such designation at each consolidated balance sheet date. We classified and accounted for our investments as available-for-sale securities as we may sell these securities at any time for use in our current operations or for other purposes, including prior to maturity.
Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified within current assets on the Consolidated Balance Sheets. Investments with original maturities greater than 12 months and remaining maturities of more than one year are normally classified as long-term investments in the Consolidated Balance Sheets, although investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent an investment of cash that is available for current operations are classified as current assets.
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
Trade Accounts Receivable, Notes Receivable and Allowance for Credit Losses
Our accounts receivable and notes receivable are recorded at invoiced amounts less allowance for any credit losses. According to the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 that we adopted in the fiscal year 2022, we recognize credit losses based on a forward-looking current expected credit losses (“CECL”) model. We make estimates of expected credit losses based upon the assessment of various factors, including the age of receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. The allowance for credit losses are recognized in the Consolidated Statement of Operations. The uncollectible receivables are written off in the period in which a determination is made that all commercially reasonable means of recovering them have been exhausted. We recognized an immaterial amount of allowance for expected credit loss as of December 28, 2025 and there was no write-off of accounts receivable and notes receivable for the periods presented. As of December 28, 2025 and December 29, 2024, our accounts receivable, net were $4.4 million and $4.6 million, respectively. As of December 28, 2025 and December 29, 2024, our notes receivable, net were $4.0 million and immaterial, respectively.
Credit Losses
We are exposed to credit losses primarily through the available-for-sale investments. We invest excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. Our investment portfolio at any point in time contains investments in United States (“U.S.”) treasury and U.S. government agency securities, taxable and tax-exempt municipal notes, corporate notes and bonds, commercial paper, non-U.S. government agency securities and money market funds, and are classified as available-for-sale. We assess whether our available-for sale investments are impaired at each reporting period. As of December 28, 2025, we did not recognize an allowance for expected credit losses related to available-for-sale investments. As of December 29, 2024, we did not have any investments.
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
Intangible Assets
We amortize acquisition-related intangible assets that are subject to amortization over their estimated useful lives. We perform periodic reviews of significant long-lived assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and the forecasts for specific products. Periodically, we also evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Based on our impairment analyses, there was no impairment to the intangible assets for the periods presented.
Leases
We measure our lease obligations in accordance with Accounting Standards Codification (“ASC”) 842, Leases, which requires us to recognize a right-of-use (“ROU”) asset and lease liability for leases with terms of more than 12 months. We determine lease classification at the inception of an arrangement and recognize ROU assets and lease liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date. Currently, we only have operating leases.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

variable costs such as contingent rent escalations, common area maintenance, insurance, real estate taxes or other costs. Such variable lease costs are expensed as incurred on the Consolidated Statement of Operations. See Note 7 “Leases” for more information.
Goodwill
We review goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Based on our 2025 impairment analysis, there was no goodwill impairment for the periods presented. See Note 3 “Business Combinations” for more information.
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
We account for the warrants in accordance with ASC 815, Derivative and Hedging. The Private Placement Warrants contain exercise and settlement features that may change with a change in the holder, which precludes the Private Placement Warrants from being indexed to our own stock, and therefore the Private Placement Warrants are precluded from being classified within equity and are accounted for as derivative liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations at each reporting date. As of December 28, 2025, there were 5,500,000 outstanding shares of the Private Placement Warrants and no Public Warrants outstanding. See Note 12 “Treasury Stock, Warrant Dividend and Warrants” for more information.
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
Foreign Currency Transactions
The functional currency of our international subsidiaries is the U.S. dollar (“USD”), except for Routejade, which is in Korean Won. Monetary assets and liabilities of our international subsidiaries that are denominated in foreign currency are remeasured into USD at period-end exchange rates. Non-monetary assets and liabilities that are denominated in the foreign currency are remeasured into USD at the historical rates. Foreign transaction gains and losses resulting from the conversion of the transaction currency to functional currency and remeasurement of foreign currency accounts are reflected in Other income (expense), net of the Consolidated Statements of Operations. For the fiscal years 2025 and 2024, we recorded an immaterial amount of net foreign transaction losses in Other income (expense), net in the Consolidated Statements of Operations.
Routejade utilizes Korean Won as its functional currency. The assets and liabilities of this subsidiary are translated at period-end exchange rates, while revenue and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Operations and the Consolidated Statement of Comprehensive Income (Loss).
Concentrations of Credit Risk and Major Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash and cash equivalent balances in checking, savings, and money market accounts at financial institutions. Amounts held in these accounts may exceed federally insured limits. As of December 28, 2025 and December 29, 2024, we did not experience any losses on such deposits.
For the fiscal year 2025, we had two customers, who had revenues greater than 10% of the total revenues. Customers D and E accounted for approximately 64% and 13% of our total revenues, respectively. For the fiscal year 2024, we had three customers, who had revenues greater than 10% of the total revenues. Customer D, Customer E and Customer G accounted for approximately 50%, 20%, and 10% of our total revenues, respectively. For the fiscal year

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2023, Customer D had revenues greater than 10% of the total revenues, accounting for approximately 75% of our total revenues.
As of December 28, 2025, we had three customers, which had accounts receivable greater than 10% of our total accounts receivables. Customer D, E, and G accounted for approximately 43%, 12%, and 23%, respectively, of our total accounts receivable. As of December 29, 2024, we had three customers, which had accounts receivable greater than 10% of our total accounts receivables. Customer D, E, and G accounted for approximately 54%, 11% and 16%, respectively, of our total accounts receivable.
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
Our revenue is derived from the sale of lithium-ion batteries and battery pack products (“Product Revenue”).
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
Deferred Revenue
Deferred revenue represents situations where the cash is collected, but the related revenue has not yet been recognized. Revenue is subsequently recognized when the revenue recognition criteria are met. The following table summarizes the significant changes in deferred revenue during the fiscal years 2025 and 2024 (in thousands).

	2025	2024
Beginning Balance	$7,424	$10,482
Revenue recognized	(7,580)	(10,145)
Increased due to customer advanced payments	7,851	7,087
Reclass to customer refunds and other	(2,380)	—
Deferred revenues, end of period	$5,315	$7,424

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 28, 2025, we currently expect to recognize approximately 94% of deferred revenue as revenue within the next twelve months and the remaining amount is expected to be recognized as revenues in 2027.
Costs to Fulfill a Customer Contract
The revenue recognition standard requires capitalization of certain costs to fulfill a customer contract, such as certain employee compensation for design and development services that specifically relate to customer contracts. Costs are recognized as an asset if they relate directly to a customer contract, generate or enhance resources of the entity that will be used in satisfying future performance obligations, and are expected to be recovered. If these three criteria are not met, the costs are expensed in the period incurred. Deferred costs are recognized as cost of revenue in the period when the related revenue is recognized. As of December 28, 2025 and December 29, 2024, total deferred contract costs were $0.8 million for each period.
Product Warranties
We provide product warranties, which cover certain repair or replacement under the revenue contracts and they generally range from one to four years. Estimated costs related to warranties are recorded in the same period when the product sales occur. The warranty liability reflects management’s best estimates of such costs and are recognized as cost of revenue. We continuously monitor our product returns for warranty failures and maintain a reserve for the related warranty expenses based on various factors, including historical product failure rates, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Due to the potential for variability in these underlying factors, the difference between the estimated costs and the actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from the estimates, we may be required to revise our estimated warranty liability. As of December 28, 2025 and December 29, 2024, our warranty liability on the Consolidated Balance Sheet was immaterial.
Sales and Transaction Taxes
Sales and other taxes collected from customers and remitted to governmental authorities on revenue-producing transactions are reported on a net basis and are therefore excluded from revenues in the Consolidated Statement of Operations.
Cost of Revenues
Cost of revenues includes materials, labor, depreciation expense, and other direct costs related to product production. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation. Other direct costs include other overhead costs in connection with the product production.
Research and Development Costs
Research and development costs consist of engineering services, depreciation, development expenses, materials, labor and stock-based compensation and allocated facilities costs, related primarily to our (i) technology development, (ii) design, construction, and testing of preproduction prototypes and models, and (iii) certain costs related to the design, construction, and operation of the pilot plant that is not of a scale economically feasible to us for commercial production. Research and development costs are expensed as incurred.
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
Government Grant
In September 2020, we entered into a financial assistance agreement totaling $6.5 million with the Office of Energy Efficiency and Renewable Energy (“EERE”), an office within the U.S. Department of Energy. Under the agreement, we will perform research and development under a joint project with the EERE, and the EERE will reimburse us for

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately 49.8% of allowable project costs. The remaining approximately 50.2% in costs would be incurred by us. We account for the reimbursable amount, which are probable of being received in the same period in which the costs were incurred, as an offset to the related expense (Research and development) or capitalized asset (Property and equipment, net). As of December 28, 2025 and December 29, 2024, we had an immaterial reimbursement receivable from the assistance agreement, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
Stock options
Generally, the stock options have a maximum contractual term up to 10 years. The fair value of stock options is based on the date of the grant using the Black-Scholes valuation method. The awards are accounted for by recognizing the fair value of the related award over the period during which services are provided in exchange for the award (referred to as the requisite service period, which typically equals the vesting period of the award). The vesting period is generally four or five years. No stock options have been issued with a market condition or other performance vesting condition. In accordance with ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Non-employee

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Payment Accounting, the measurement of equity-classified non-employee awards is fixed at the grant date. Stock-based compensation expense is recognized using the straight-line attribution method. Forfeitures are recorded when they occur. For the fiscal years 2025, 2024 and 2023, we did not grant any stock options.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which expanded the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the annual reporting periods beginning December 15, 2024. We adopted this standard for our fiscal year 2025 annual financial statements, and applied the new disclosure requirements

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prospectively to the current annual period. The adoption of 2023-09 did not have any impact to our consolidated financial statements except for our financial disclosures (see Note 17 “Income Tax”) for more information.
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
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of this ASU on our consolidated financial statements and disclosures.
Note 3. Business Combinations
SolarEdge
On April 1, 2025, we entered into an asset transfer agreement for the acquisition of battery cell manufacturing assets from SolarEdge, located in South Korea, for a total purchase consideration of $10.0 million in cash (the “2025 Acquisition”). These assets include a battery cell manufacturing facility consisting of land and buildings with approximately 330,000 square feet, and certain machinery and equipment for manufacturing battery cells. We believe this acquisition will help further expand our manufacturing footprint, expedite scaled production and better position us to meet growing demand in the defense industry. This acquisition of assets met the criteria for a business in accordance with FASB Accounting Standards Codification (“ASC”) (Topic 805), Business Combinations (“ASC 805”) and was accounted for as a business combination using the acquisition method of accounting. The values assigned in these financial statements represent management’s best estimate of fair values as of the acquisition date.
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
In connection with the 2025 Acquisition, we incurred $0.7 million of acquisition related costs associated with this acquisition for the fiscal year 2025, which were included in Selling, general and administrative expense in the Consolidated Statements of Operations.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bargain Purchase
In accordance with ASC 805, we assessed whether all assets acquired have been appropriately identified, measured and recognized, subject to re-measurements to verify that the consideration paid and assets acquired have been properly valued. We recognized a gain on bargain purchase from the 2025 Acquisition as the estimated fair value of the identifiable assets acquired exceeded the purchase consideration by approximately $4.8 million, net of deferred tax liability recognized from this acquisition. The bargain purchase gain is reported in Other income (loss), net on the Consolidated Statement of Operations. Management believes the primary reason for the bargain purchase is because we were able to complete the acquisition in an expedited manner with a good offer of a cash payment and no financial contingencies. For the fiscal year 2025, we recorded $4.8 million of gain on bargain purchase of assets in the Consolidated Statements of Operations.
Pro forma Information
Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations during the fiscal year 2025. The results of operations for this acquisition are included in our consolidated financial statements from the date of acquisition onwards.
Routejade
On September 18, 2023, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Rene Limited, a corporation incorporated under the laws of South Korea. On October 31, 2023, we closed the transaction contemplated by the Stock Purchase Agreement (the “Closing”) to purchase the outstanding shares of Routejade, a battery manufacturer incorporated under the laws of South Korea. This acquisition allowed us to vertically integrate electrode coating and battery pack manufacturing, as well as expanded our battery offerings to include conventional graphite battery technology to service the IoT, industrial, aviation, and defense markets.
The total purchase consideration of such transaction consists of cash consideration in the amount of $15.4 million, net of acquisition-related seller expense, and 5,923,521 shares of our common stock, par value $0.0001, for the purchase of 95.8% of the outstanding shares of Routejade (the “Routejade Acquisition”). The closing price of our common stock on October 31, 2023 was $8.91. Total following table summarizes the considerations for the acquisition (in thousands).

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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the change in goodwill for the periods presented below (in thousands).

Goodwill
Balance as of December 31, 2023	$12,098
Routejade Acquisition - measurement period adjustments(1)	119
Balance as of December 29, 2024	12,217
Balance as of December 28, 2025	$12,217

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
The following table summarizes the intangible assets subject to amortization, net (in thousands) as of December 28, 2025.

	Gross	Accumulated amortization	Net Carrying Amount	Weighted-average Useful Lives
Customer relationships	$29,933	$(6,464)	$23,469	10 years
Developed technology	11,680	(3,604)	8,076	7 years
Trade Names and Trademarks	335	(242)	93	3 years
Total intangible assets	$41,948	$(10,310)	$31,638
We acquired these intangible assets through the Routejade Acquisition in October 2023. For the fiscal years 2025 and 2024, amortization of the intangible assets was $4.8 million and $4.7 million, respectively. As of December 28, 2025, the weighted average remaining useful lives for intangible assets was approximately 7.1 years.
The following is a schedule of expected amortization for the intangible assets (in thousands).

As of December 28, 2025
2026	$4,829
2027	4,645
2028	4,645
2029	4,645
2030	4,376
Thereafter	8,498
Total estimated amortization expense	$31,638
Acquisition Costs
For the fiscal years 2025 and 2023, we recorded approximately $0.7 million and $1.3 million, respectively, of acquisition costs, which were included in Selling, general and administrative in the Consolidated Statements of Operations. We did not incur acquisition costs in fiscal year 2024.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Proforma information
The consolidated unaudited proforma revenue for the fiscal year 2023, which included Routejade assuming the acquisition occurred on January 3, 2022, was approximately $21.1 million. The consolidated unaudited proforma net income related to this acquisition was not included because the impact on the consolidated results of operations was not material.
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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, long-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Consolidated Balance Sheets. As of December 28, 2025 and December 29, 2024, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments.
Cash and cash equivalents are reported at their respective fair values on the Consolidated Balance Sheets. Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, then we estimate fair value by using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to benchmark yields, reported trades and broker/dealer quotes. Where applicable the market approach utilizes prices and information from market transactions for similar or identical assets. We will classify commercial paper, corporate debt securities and asset-backed securities as Level 2. As of December 28, 2025 and December 29, 2024, we had cash and cash equivalents of $106.0 million and $272.9 million, respectively.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of December 28, 2025 and December 29, 2024 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total Fair Value
As of December 28, 2025
Assets:
Cash equivalents:
Money Market Funds	$44,279	$—	$—	$44,279
U.S. Treasuries	—	—	—	—
Short-term investments:
U.S. Treasuries	—	315,581	—	315,581
Corporate Notes and Debt Securities	—	67,134	—	67,134
U.S. Government Agency Debt Securities	—	23,311	—	23,311
Long-term investments:
U.S. Treasuries	—	92,905	—	92,905
Corporate Notes and Debt Securities	—	8,044	—	8,044
U.S. Government Agency Debt Securities	—	5,861	—	5,861
Total assets measured at fair value	$44,279	$512,836	$—	$557,115

Liabilities:
Private Placement Warrants	$—	$—	$6,578	$6,578

As of December 29, 2024
Assets:
Cash equivalents:
Money Market Funds	$102,574	$—	$—	$102,574

Liabilities:
Private Placement Warrants	$—	$—	$28,380	$28,380

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents, short-term investments and long-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments	Long-term Investments
As of December 28, 2025
Money Market Funds	$44,279	$—	$—	$44,279	$44,279	$—	$—
U.S. Treasuries	408,344	142	—	408,486	—	315,581	92,905
Corporate Notes and Debt Securities	75,199	—	(21)	75,178	—	67,134	8,044
U.S. Government Agency Debt Securities	29,144	28	—	29,172	—	23,311	5,861
Total	$556,966	$170	$(21)	$557,115	$44,279	406,026	$106,810

As of December 29, 2024
Money Market Funds	$102,574	$—	$—	$102,574	$102,574	$—	$—
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
The key assumptions impacting the fair value of the Private Placement Warrants are the fair value of our common stock as of each re-measurement date, the remaining contractual terms of the Private Placement Warrants, risk-free rate of return and expected volatility which is based on our historical and implied volatility and the volatility of our peer group. As of December 28, 2025 and December 29, 2024, we had 5,500,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $1.20 per share as of December 28, 2025 and $5.16 per share as of December 29, 2024. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of December 31, 2023	$42,900
Cashless warrant exercise	(2,276)
Change in fair value	(12,244)
Fair value as of December 29, 2024	28,380
Change in fair value	(21,802)
Fair value as of December 28, 2025	$6,578

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the key assumptions used for determining the fair value of common stock warrants.

	Private Placement Warrants Outstanding as of December 28, 2025	Private Placement Warrants Outstanding as of December 29, 2024	Private Placement Warrants Outstanding as of December 31, 2023
Expected term (in years)	0.5	1.5	2.5
Expected volatility	90.8%	95.0%	90.0%
Risk-free interest rate	3.6%	4.3%	4.1%
Expected dividend rate	—%	—%	—%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of December 28, 2025, the fair values of the 2028 Convertible Senior Notes and 2030 Convertible Senior Notes were approximately $164.4 million and $359.6 million, respectively. As of December 28, 2025, we consider the fair value of the other long-term loans as approximately close to their carrying values of $0.5 million.
Note 5. Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Property and equipment as of December 28, 2025 and December 29, 2024 consists of the following categories (in thousands).

	December 28, 2025	December 29, 2024
Machinery and equipment	$135,082	$112,635
Building and leasehold improvements	42,875	33,658
Office equipment and software	5,958	5,411
Furniture and fixtures	17,380	16,821
Land	5,166	1,433
Construction in process	13,521	18,990
Total property and equipment	219,982	188,948
Less: accumulated depreciation	(49,719)	(21,001)
Property and equipment, net	$170,263	$167,947
The following table summarizes the depreciation and amortization expenses related to property and equipment, which were recorded within cost of revenue, research and development expense and selling, general and administrative expense in the Consolidated Statements of Operations (in thousands).

	Fiscal Years
	2025	2024	2023
Depreciation expense	$28,923	$38,183	$33,870
In connection with the 2023 Restructuring Plan (as defined in Note 15 “Restructuring Costs”), we recognized accelerated depreciation expenses of $18.5 million for Fab1 equipment in the fourth quarter of 2023, of which approximately $5.3 million, $13.1 million, and $0.1 million were recorded as cost of revenue, research and development expense, and selling, general and administrative expense, respectively, in the Consolidated Statements of Operations. In

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addition, we recorded $18.4 million of depreciation expense for Fab1 equipment in the first quarter of 2024, of which approximately $18.3 million and $0.1 million were recorded as research and development expense, and selling, general and administrative expense, respectively, in the Consolidated Statements of Operations. We did not record any accelerated depreciation expenses for the fiscal year 2025 or the remaining periods in the fiscal year 2024.
Fab1 Long-Lived Asset Disposals
During the fiscal year 2024, we recorded $38.2 million of loss on disposal of our Fab1 long-lived assets, including machinery and equipment, leasehold improvements and other assets located in Fremont, California as a part of the 2024 Restructuring Plan (as defined below) and it was recorded as Restructuring Cost in the Consolidated Statements of Operations. See Note 15 “Restructuring Costs” for more information. No amounts were recorded for loss on disposal of long-lived assets during the fiscal year 2025.
Equipment Impairment
During the second quarter of 2023, we disposed a group of machinery and equipment and recorded an impairment charge of $4.4 million in the Consolidated Statements of Operations for the fiscal year 2023. These impaired assets were previously capitalized as “Machinery and equipment” category of property and equipment, net on the Consolidated Balance Sheets. There was no impairment of equipment recorded for the fiscal years 2025 and 2024.
Note 6. Inventory
Inventory consists of the following components (in thousands).

	December 28, 2025	December 29, 2024
Raw materials	$6,620	$3,616
Work-in-process	6,091	2,989
Finished goods	906	1,059
Total inventory	$13,617	$7,664
Inventory is stated at the lower of cost or NRV on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
As of both December 28, 2025 and December 29, 2024, we had an immaterial amount of inventory reserve, including excess or obsolete inventory reserve.
Note 7. Leases
We entered into operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2026 and 2030. We have an option to extend the office lease located in California for five years. From time to time, we enter into lease agreements in the normal course of business. We did not enter any new material lease agreements during the fiscal years 2025 or 2024. During fiscal year 2025, the Company modified an existing manufacturing facility lease to add additional leased space.
The following table summarizes the components of lease costs (in thousands).

	Fiscal Years
	2025	2024
Operating lease cost	$4,365	$4,278
The following table shows supplemental lease information.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
Operating leases	December 28, 2025	December 29, 2024
Weighted-average remaining lease term	4.1 years	5.0 years
Weighted-average discount rate	8.5%	8.5%
The following table shows supplemental cash flow information related to leases (in thousands).

	Fiscal Years Ended
	December 28, 2025	December 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,542	$3,645
Lease liabilities arising from obtaining ROU assets:
Operating leases	—	3
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of December 28, 2025 (in thousands).

Operating leases
2026	$3,906
2027	3,927
2028	3,986
2029	2,855
2030	1,098
Total	15,772
Less: imputed interest	(1,379)
Present value of lease liabilities	$14,393

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following components (in thousands).

	As of
	December 28, 2025	December 29, 2024
Accrued interest	$5,817	$881
Accrued expenses	2,694	5,534
Accrued equipment	2,516	9,216
Accrued duty and taxes	393	3,564
Accrued legal expenses	2,572	648
Total accrued expenses	$13,992	$19,843

	As of
	December 28, 2025	December 29, 2024
Operating lease liability	$3,149	$2,645
Restructuring liability	—	389
Customer refunds and other	2,380	2
Other current liabilities	$5,529	$3,036
Note 9. Borrowings
Short-Term Debt
In connection with the Routejade Acquisition, we assumed secured loans with fixed and floating interest rates. These loans have various maturity dates. As of December 28, 2025, total short-term debt was $9.9 million, which comprised of $9.7 million of short-term loans with less than one-year term and $0.2 million of the current portion of long-term loans. The current portion of long-term debt is recorded as short-term debt based on time remaining until maturity. As of December 28, 2025, the weighted average interest rate on the short-term loans was approximately 4.8%. As of December 29, 2024, there was $9.5 million of short-term debt.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

	Annual Interest Rate	Maturity Date	December 28, 2025	December 29, 2024

2028 Convertible Senior Notes	3.0%	May 1, 2028	$172,500	$172,500
2030 Convertible Senior Notes	4.8%	September 15, 2030	360,000	—
Long-term loans
Floating rate	3.4%	June 30, 2027	173	283
Floating rate	3.4%	June 30, 2028	287	340
Fixed rate	5.2%	February 3, 2026	—	914
Total Convertible Senior Notes and other borrowings			532,960	174,037
Less: unamortized debt issuance costs			(13,459)	(4,047)
Long-term debt			519,501	169,990
Current portion of long-term debt			(230)	(170)
Long-term debt, net			$519,271	$169,820
Long-term Loans
In connection with the Routejade Acquisition in the fiscal year 2023, we assumed $3.3 million of long-term loans with fixed rate and floating rate loans. As of December 28, 2025 and December 29, 2024, we had $0.5 million and $1.5 million of long-term loans, respectively. Of the total long-term loan outstanding balances, $0.2 million represented the current portion of the long-term loans as of December 28, 2025 and December 29, 2024.
2030 Convertible Senior Notes
On September 10, 2025, we issued $360.0 million aggregate principal amount of convertible senior notes (the “2030 Convertible Senior Notes”), pursuant to an indenture, dated as of September 15, 2025 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The offerings and sale of the 2030 Convertible Senior Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance included the exercise in full by the initial purchasers of their option to purchase an additional $60.0 million aggregate principal amount of the 2030 Convertible Senior Notes. As of December 28, 2025, the total principal amount outstanding of the 2030 Convertible Senior Notes was $360.0 million.
The 2030 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 4.8% per year from September 15, 2025, and will be pay interest semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The 2030 Convertible Senior Notes will mature on September 15, 2030, unless earlier converted, redeemed or repurchased.
The net proceeds from the issuance of the 2030 Convertible Senior Notes were $348.8 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used $45.3 million of the net proceeds from the offering to pay the cost of the capped call transactions entered into in connection with the offering (see “2030 Capped Call Transaction” section for more details). We intend to use the remaining net proceeds for general corporate purposes, which may include to fund a portion of the purchase price for potential acquisitions.
The conversion rate for the 2030 Convertible Senior Notes will initially be approximately 89.2160 shares of our common stock per $1,000 principal amount of the 2030 Convertible Senior Notes, which is equivalent to an initial conversion price of $11.21 per share of our common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

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
Debt Issuance Costs
In accounting for the issuance of the 2030 Convertible Senior Notes, we accounted for the 2030 Convertible Senior Notes as liability instruments and considered it as single units of account pursuant to the Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”). Accrued interest for the 2030 Convertible Senior Notes was recorded as Accrued expenses on the Consolidated Balance Sheet. Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, the debt issuance costs were recorded as a reduction to Long-term debt, net on the Consolidated Balance Sheet. During the fiscal year 2025, we incurred approximately $11.2 million of debt issuance costs relating to the issuance of the 2030 Convertible Senior Notes.
2030 Capped Call Transactions
In connection with the issuance of the 2030 Convertible Senior Notes, we paid $45.3 million to enter into multiple capped call transactions with certain financial institutions (the “2030 Capped Calls”) during the third quarter of the fiscal

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year 2025. The 2030 Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2030 Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2030 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. Because the expirations of the 2030 Capped Calls do not match the maturity of the 2030 Convertible Senior Notes, the 2030 Capped Calls will not offset the actual dilutive impact of the 2030 Convertible Senior Notes to our common stock and/or the actual cash payments we are required to make upon any conversion of the 2030 Convertible Senior Notes.
We recorded the 2030 Capped Calls as a reduction of stockholders' equity, not as derivatives, as the 2030 Capped Calls met certain applicable accounting criteria. No subsequent remeasurement is required. The table below summarizes the key terms, subject to certain adjustments, of the 2030 Capped Calls transactions related to the 2030 Convertible Senior Notes (in dollars):

	2030 Capped Calls
	Tranche 1	Tranche 2	Tranche 3	Tranche 4
Initial strike price per share	$11.21	$11.21	$11.21	$11.21
Initial cap price per share	16.47	17.84	18.76	20.13
Premiums per Option	1.05	1.40	1.57	1.63
Expiration dates	February 10, 2026 to March 10, 2026	August 13, 2026 to September 10, 2026	February 10, 2027 to March 10, 2027	August 11, 2028 to September 8, 2028
Final termination date	July 8, 2026	January 5, 2027	July 7, 2027	January 5, 2029
2028 Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of the 2028 Convertible Senior Notes, pursuant to an indenture, dated as of April 20, 2023 (the “Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The offerings and sale of the 2028 Convertible Senior Notes were made by us to the initial purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for resale by the initial purchasers to qualified institutional buyers (as defined in the Securities Act) pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The issuance included the exercise in full by the initial purchasers of their option to purchase an additional $22.5 million aggregate principal amount of the 2028 Convertible Senior Notes. $10.0 million principal amount of the 2028 Convertible Senior Notes (the “Affiliate Notes”) were issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement.
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
The conversion rate for the 2028 Convertible Senior Notes will initially be 64.0800 shares of our common stock per $1,000 principal amount of the 2028 Convertible Senior Notes, which is equivalent to an initial conversion price of $15.61 per share of common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
Holders of the 2028 Convertible Senior Notes may convert all or any portion of their notes, in integral multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding February 1, 2028 only under the following conditions:
•during any fiscal quarter commencing after the fiscal quarter ending on October 1, 2023 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
•if we call the 2028 Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2028 Convertible Senior Notes called (or deemed called) for redemption; or
•upon the occurrence of specified corporate events as set forth in the Indenture.
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
We may not redeem the 2028 Convertible Senior Notes prior to May 6, 2026. We may redeem for cash all or any portion of the 2028 Convertible Senior Notes, at its option, on or after May 6, 2026, if the liquidity condition is satisfied and the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we redeem less than all the outstanding notes, at least $100.0 million aggregate principal amount of notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant redemption notice.
If we undergo a “fundamental change,” as defined in the Indenture, fundamental change permits the holders of the 2028 Convertible Senior Notes to require us to repurchase the 2028 Convertible Senior Notes, subject to certain terms and conditions as defined in the Indenture. Holders may require us to repurchase for cash all or any portion of their notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2028 Convertible Senior Notes, we accounted for the 2028 Convertible Senior Notes as liability instruments and considered it as single units of account pursuant to the Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”). Accrued interest for the 2028 Convertible Senior Notes was recorded as Accrued expenses on the Consolidated Balance Sheet. Costs incurred in connection with the issuance of debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method. To the extent that the debt is outstanding, the debt issuance costs were recorded as a reduction to Long-term debt, net on the Consolidated Balance Sheet. For the fiscal year 2023, we incurred approximately $5.9 million of debt issuance costs relating to the issuance of the 2028 Convertible Senior Notes.
2028 Capped Call Transactions
In connection with the issuance of the 2028 Convertible Senior Notes, we paid approximately $17.3 million to enter into capped call transactions with certain financial institutions (the “2028 Capped Calls”) in the second quarter of 2023. The 2028 Capped Calls are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2028 Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2028 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $21.17 per share (which represents a premium of 56.0% over the last reported sale price of our common stock of $13.57 per share on The Nasdaq Global Select Market on April 17, 2023), and is subject to certain adjustments under the terms of the 2028 Capped Calls. We recorded the 2028 Capped Calls as a reduction of stockholders' equity, not as derivatives, as the 2028 Capped Calls met certain accounting criteria. No subsequent remeasurement is required.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest
The following table summarizes the interest expenses related to our convertible senior notes and loans, which are recorded within interest expense in the Consolidated Statements of Operations (in thousands).

	Fiscal Years
	2025	2024	2023
Coupon interest	$10,094	$5,175	$3,608
Amortization of debt issuance costs	1,764	1,095	775
Total interest expense on Convertible Senior Notes	11,858	6,270	4,383
Loan interest	513	517	64
Total interest expenses related to Convertible Senior Notes and loans	$12,371	$6,787	$4,447

As of December 28, 2025 and December 29, 2024, we had $5.8 million and $0.9 million of accrued interest liability, respectively.

Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

Debt Maturity
2026	$230
2027	172
2028	172,558
2029	—
2030	360,000
Total gross amount of long-term debt	$532,960
Note 10. Commitments and Contingencies
Purchase Commitments
As of December 28, 2025 and December 29, 2024, our commitments included approximately $5.3 million and $17.4 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, commitments for capital expenditures and construction-related activities for which we have not received the services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust the requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 7 “Leases” for more details. For the 2028 Convertible Senior Notes and 2030 Convertible Senior Notes obligations, please refer to Note 9 “Borrowings” for more details.
Performance Obligations
As of December 28, 2025, we had $5.3 million of performance obligations, which comprised of total deferred revenue and customer order deposits. We currently expect to recognize approximately 94% of deferred revenue as revenue within the next twelve months and the remaining amount is expected to be recognized as revenues in 2027.
Litigation
From time to time, we are subject to a variety of claims, lawsuits, investigations, and proceedings concerning matters arising in connection with our business activities, including product liability, intellectual property, commercial,

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Securities Class Action Complaint

In January 2023, purported Company stockholders filed securities class action complaints in the U.S. District Court for the Northern District of California against Enovix and certain of its current and former officers and directors (collectively, the “defendants”). The complaints, which were later consolidated, allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, relating to alleged material misstatements or omissions in public statements related to our manufacturing scale-ups and testing of new equipment. Following consolidation of the cases and court appointment of two purported Company stockholder lead plaintiffs, a consolidated complaint, In re to Enovix Corp. Securities Litigation, Case No. 23-cv-00071-SI (N.D. Cal.), was filed in July 2023. The consolidated complaint alleges substantially similar claims, including allegations that the defendants made material misstatements or omissions in public statements related to testing of new equipment.
The court granted the motion to dismiss the consolidated complaint in January 2024. The plaintiffs subsequently filed a second amended complaint in March 2024. The plaintiffs seek unspecified damages, interest, fees and costs on behalf of a putative class of persons and entities that purchased and/or acquired shares of Enovix or its predecessor entity’s common stock between August 10, 2021 and October 3, 2023.
In July 2024, the court issued an order granting, in part, and denying in part defendants’ motion to dismiss. In June 2025, we filed a motion for partial judgment on the pleadings to eliminate certain alleged misstatements currently at issue in the case. In October 2025, the court granted our motion in full and dismissed two of the three remaining statements at issue in the litigation.

The case is now proceeding on the one statement at issue. A hearing on the plaintiffs’ renewed motion for class certification is expected to be held in March 2026.
In September 2024, we received two demands under Section 220 of the Delaware General Corporation Law for corporate books and records (“Section 220 Demand”) related to the foregoing matter, which could result in separate proceedings. In November 2024, a related derivative lawsuit was filed in Alameda County, California, which lawsuit has been stayed pending resolution of the securities action. In November 2025, we received notice that one of the two shareholders would no longer be pursuing their Section 220 Demand.
Based on information currently available, we have not recorded a liability related to these matters in our consolidated financial statements as of December 28, 2025, because we cannot reasonably estimate the amount or range of potential losses.
Guarantees and Indemnifications
In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. In addition, we purchased performance bonds for guarantee of our

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 11. Common Stock and Convertible Preferred Stock
Common Stock
As of December 28, 2025 and December 29, 2024, we had authorized 1,000,000,000 shares of common stock, par value $0.0001 and issued and outstanding of 216,556,238 and 190,559,335, respectively. Each holder of a share of common stock is entitled to one vote for each share held and is entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to preferential rights of holders of other classes of stock outstanding. Such dividends shall be payable only when, as and if declared by the board of directors and shall be non-cumulative.
Sale of Common Stock
We have an effective shelf registration statement, filed with the SEC in August 2023, which allows us to offer, issue and sell, up to a maximum aggregate offering price of $1.0 billion of our common stock, preferred stock, debt securities and/or warrants in one or more offerings. During the fourth quarter of 2024, we sold 11,626,089 shares of our common stock and received proceeds of $106.7 million, net of estimated issuance costs. As of December 28, 2025, we have a maximum aggregate offering price remaining under this registration statement of $893.3 million, approximately 117.1 million shares of our common stock using the closing stock price as of December 28, 2025.
At-Market Equity Offering
We launched an at-the-market equity offering (“ATM”) program in fiscal year 2024, which allowed us to offer and sell, from time to time, shares of our common stock, subject to the approval of our board of directors. During fiscal year 2024, we sold 4,359,019 shares of our common stock under the ATM program and received net proceeds of $40.0 million. During fiscal year 2025, no shares were sold under the ATM program.
Convertible Preferred Stock
As of December 28, 2025 and December 29, 2024, we had authorized 10,000,000 shares of convertible preferred stock, par value $0.0001 and there was no shares issued and outstanding for both periods.
Note 12. Treasury Stock, Warrant Dividend and Warrants
Common Stock Repurchase Plan
On June 30, 2025, our Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $60.0 million shares of our common stock (the “Repurchase Plan”), which expires on December 31, 2026. Prior to the adoption of the Repurchase Plan, we did not have a repurchase plan in place.
During the fiscal year 2025, we repurchased 5,437,556 shares of our common stock for $58.4 million pursuant to the Repurchase Plan. The costs for these common stock repurchases are recorded to Treasury Stock, at Cost, on our Consolidated Balance Sheet.
As of December 28, 2025, we had $1.6 million available for additional repurchases of common stock under the Repurchase Plan. We may make repurchases from time to time through open market purchases or through privately negotiated transactions. Pursuant to the Repurchase Plan, the timing and number of shares of common stock repurchased

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be determined at our discretion. We may modify, suspend or discontinue the Repurchase Plan at any time and we are not obligated to repurchase any specific number of shares of common stock.
Warrant Dividend
On July 7, 2025, we declared a special dividend in the form of the Warrants to the holders of record of our common stock as of the close of business on July 17, 2025 (the “Record Date”). Pursuant to the terms of the warrant agreement, dated July 21, 2025, between us and Computershare Inc. and its affiliate, Computershare Trust Company N.A., as Warrant Agent (the “2025 Warrant Agreement”), each holder of record of our common stock on the Record Date received one Warrant for every seven shares of common stock held, rounded down to the nearest whole number. In addition, holders of our 2028 Convertible Senior Notes as of the Record Date received Warrants, at the same time and on the same terms, without having to convert their Notes, subject to the terms of the 2025 Warrant Agreement and the indenture governing the 2028 Convertible Senior Notes. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at an exercise price of $8.75 per Warrant, subject to certain adjustments. The Warrants were exercisable only for cash. On July 21, 2025, 29,233,276 Warrants were issued and distributed to the holders of record of common stock and 2028 Convertible Senior Notes as of the Record Date. In accordance with ASC 815, Derivative and Hedging, we classified the Warrants as equity instruments.
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
The Warrants were listed on the Nasdaq Stock Market LLC under the ticker “ENVXW” and commenced trading on July 22, 2025. As the Warrants expired on August 29, 2025, any outstanding Warrants were voided as of 5:00 pm New York time on August 29, 2025. ENVXW ceased trading on that date.
Early Expiration Price Condition and Date for the Warrants
Upon the occurrence of the first 30 consecutive trading day period (the “Reference Period”) that includes 20 trading days on which the daily volume-weighted average price (“VWAP”) of a share of common stock is at least equal to $10.50, subject to certain adjustments provided for in the 2025 Warrant Agreement (such occurrence, the “Early Expiration Price Condition”, and the last of such 20 trading days, the “Early Expiration Price Condition Date”), the Expiration Date of the Warrants would automatically accelerate to the date (the “Early Expiration Date”) that is the business day immediately following the Early Expiration Price Condition Date. We had elected to set the Early Expiration Date on August 29, 2025 after the Early Expiration Price Condition was met.
Warrants issued to 2028 Convertible Senior Notes’ holders
The Warrants issued to the 2028 Convertible Senior Notes’ holders were considered discretionary. As a result, we recognized $9.2 million as interest expense for the fair value of the Warrants issued to the note holders of 2028 Convertible Senior Notes during the fiscal year 2025. The fair value was determined using the Monte Carlo simulation valuation model. This valuation technique incorporated a range of possible future outcomes by simulating numerous paths for the underlying assumptions over the expected term of the instrument. In addition, assumptions used in the valuation included risk-free rate of return and expected volatility which is based on our historical and implied volatility and the volatility of our peer group. The fair value represents the probability-weighted present value of the expected value.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal year 2025, 26,526,344 Warrants were exercised with the exercise price of $8.75 per Warrant for gross cash proceeds of $232.1 million. Cash received upon the exercise of the Warrants were recorded to common stock and additional paid in capital on the Consolidated Balance Sheets.
In connection with the issuance of Warrants, we incurred $7.9 million of issuance costs, of which $6.6 million was recorded to additional paid in capital on the Consolidated Balance Sheets as they were directly attributable to the issuance of common stock upon exercises of Warrants. The remaining portion of the issuance costs was expensed as incurred.
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
In connection with the issuance of the Warrants, our Board of Directors approved the change of the exercise price from $11.50 per Private Placement Warrant to an adjusted exercise price of $10.66 per Private Placement Warrant in accordance with the agreement of Private Placement Warrant. The adjusted exercise price was effective as of July 21, 2025. For the fair value of the Private Placement Warrants, see Note 4 “Fair Value Measurement”.
As of December 28, 2025, the remaining contractual term for the outstanding Private Placement Warrants to purchase our common stock is approximately 0.5 years.
As of December 28, 2025 and December 29, 2024, we had 5,500,000 Private Placement Warrants outstanding. See Note 4 “Fair Value Measurement” for more information.
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

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders - basic	$(156,741)	$(222,241)	$(214,071)
Decrease in fair value of Private Placement Warrants	—	—	(6,180)
Net loss attributable to common stockholders - diluted	$(156,741)	$(222,241)	$(220,251)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic (1)	207,635,870	186,039,616	169,063,306
Dilutive effect of Private Placement Warrants	—	—	509,858
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted (1)	207,635,870	186,039,616	169,573,164

Net loss per share of common stock: (1)
Basic	$(0.75)	$(1.19)	$(1.27)
Diluted	(0.75)	(1.19)	(1.30)
(1) As required by ASC 260, Earnings Per Share, the share and per share amounts presented in the above table for the fiscal years 2024 and 2023, have been retroactively adjusted to reflect the Warrants issued in July 2025 (see Note 12 “Treasury Stock, Warrant Dividend and Warrants” for more details). The following reconciliation table shows the effect of the Warrants on the previously reported shares and net loss per share amount (in thousands, except share and per share amount).

	Fiscal Years
	2024	2023
Numerators:
Net loss attributable to common stockholders, basic (as previously reported)	$(222,241)	$(214,071)
Decrease in fair value of Private Placement Warrants	—	(6,180)
Net loss attributable to common stockholders, diluted (as previously reported)	(222,241)	(220,251)

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years
	2024	2023
Denominators:
Weighted-average shares outstanding used in computing net loss per share of common stock, basic (as previously reported)	175,038,107	159,065,697
Effect of the Warrants	11,001,509	9,997,609
Weighted-average shares outstanding used in computing net loss per share of common stock, basic (as adjusted)	186,039,616	169,063,306

Weighted-average shares outstanding used in computing net loss per share of common stock, diluted (as previously reported)	175,038,107	159,575,555
Effect of the Warrants	11,001,509	9,997,609
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted (as adjusted)	186,039,616	169,573,164

Net loss per share of common stock:
Basic (as previously reported)	$(1.27)	$(1.35)
Basic (as adjusted)	(1.19)	(1.27)

Diluted (as previously reported)	(1.27)	(1.38)
Diluted (as adjusted)	(1.19)	(1.30)
As we reported net loss for the periods presented above, the potentially dilutive securities were anti-dilutive and were excluded in the computation of diluted net loss per share. The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they were anti-dilutive for the periods presented above.

	Fiscal Years
	2025	2024	2023
Stock options outstanding	1,206,554	1,751,118	2,615,199
Restricted stock units and performance restricted stock units outstanding	12,384,266	13,172,101	11,424,740
Private Placement Warrants outstanding	5,500,000	5,500,000	—
Employee stock purchase plan estimated shares	318,714	238,368	442,146
Assumed conversion of Convertible Senior Notes	20,318,538	11,053,800	11,053,800
Note 14. Stock-based Compensation
Equity Incentive Plans
As of December 28, 2025, our equity compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
2021 Equity Incentive Plan
The 2021 Plan was approved by our stockholders in July 2021. The 2021 Plan is intended to be the successor to and continuation of the 2016 Equity Incentive Plan (the “2016 Plan”). Under the 2021 Plan, our employees, directors and consultants (“Participants”), are eligible for grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and performance restricted stock units

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“PRSUs”), collectively referred to as “Stock Awards”. Incentive stock and non-statutory stock options are collectively referred to as “Option(s).”
Under the 2021 Plan, 16,850,000 shares of common stock were reserved for future issuance. Pursuant to the terms of the 2021 Plan, the number of shares reserved for issuance automatically increases on January 1st each year, starting on January 1, 2022 and continuing through January 1, 2031, by the lesser of (a) 4% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding fiscal year or (b) a lesser number determined by our board of directors prior to the applicable January 1.
2021 Employee Stock Purchase Plan
The 2021 ESPP was adopted by our board of directors in June 2021 and approved by our stockholders in July 2021. Under the 2021 ESPP, 5,625,000 shares of common stock were reserved for future issuance. The number of shares reserved for issuance under the 2021 ESPP will automatically increase on January 1st each year, starting on January 1, 2022 and continuing through January 1, 2031, by the lesser of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 2,000,000 shares of the Registrant’s common stock or (c) a lesser number determined by our board of directors prior to the applicable January 1.
The 2021 ESPP allows eligible employees to purchase shares of our common stock at a 15% discount through periodic payroll deductions of up to 15% of base compensation, subject to individual purchase limits in any single purchase date or in one calendar year. The 2021 ESPP provides 18-month offering periods with three 6-month purchase periods. A new 18-month offering period will commence every six months thereafter. The purchase price for our common stock under the ESPP is 85% of the lower of the fair market value of the shares (1) on the offering period or (2) on the purchase date.
Common Stock
The following table shows the shares of our common stock that had been reserved for future issuance as of December 28, 2025.

Outstanding common stock options	1,206,554
Options, RSUs and PRSUs available for future grants	15,194,358
Outstanding RSUs and PRSUs for future vesting	12,384,266
Common stock employee purchase plan available for future offerings	11,353,545
40,138,723
Stock-Based Compensation
We issue equity awards to our employees and non-employees in the form of stock options, RSUs and PRSUs. Additionally, we also offer the 2021 ESPP to our eligible employees. We use the Black-Scholes option pricing model to value our stock options granted and the estimated shares to be purchased under the 2021 ESPP. For both RSUs and PRSUs, we use our common stock price, which is the last reported sales price on the grant date to value those securities.
In general, we recognize stock-based compensation expense on a straight-line basis over the requisite service period and record forfeitures as they occur. For PRSUs, we use the graded vesting method to calculate stock-based compensation expense. At each reporting period, we would recognize and adjust stock-based compensation expense based on the probability assessment in meeting PRSUs' performance conditions.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Consolidated Statements of Operations for the periods presented below (in thousands).

	Fiscal Years Ended
	2025	2024	2023
Cost of revenue	$1,197	$320	$5,460
Research and development	24,951	24,853	27,409
Selling, general and administrative(1)	23,219	32,448	36,224
Restructuring cost	—	1,216	359
Total stock-based compensation expense	$49,367	$58,837	$69,452

(1)    During the quarter ended June 30, 2024, we engaged a consulting company for its services and issued RSUs in exchange for its services. In connection with this service agreement, we recorded approximately $0.6 million and $9.6 million of stock-based compensation expense for the fiscal years 2025 and 2024, respectively.
For the fiscal years 2025 and 2024, we capitalized $0.6 million and $3.6 million, respectively, of stock-based compensation as property and equipment, net on the Consolidated Balance Sheets. In addition, we accrued $0.2 million of bonus to be settled in equity awards as accrued compensation on the Consolidated Balance Sheet as of December 28, 2025.
There was an immaterial amount of tax benefit recognized related to stock-based compensation for the fiscal years 2025 and 2024 and no recognized tax benefit related to stock-based compensation for the fiscal year 2023. In addition, there was no recognized tax benefit from the stock options exercised for the periods presented.
As of December 28, 2025, there was approximately $90.6 million of total unrecognized stock-based compensation expense related to unvested equity awards, which is expected to be recognized over a weighted-average period of 2.9 years, and approximately $0.8 million of total unrecognized stock-based compensation related to the 2021 ESPP, which is expected to be recognized over the remaining period of 1.4 years.
Equity Award Modification
There was one equity award modification in the fiscal year 2025, which extended the exercise period for certain vested options. For the fiscal year 2025, we recognized an immaterial amount of stock-based compensation related to the modification.
In connection with the 2024 Restructuring Plan (as defined in Note 15 “Restructuring Costs”), there were equity award modifications in the fiscal year 2024, which modified the terms of the awards. For the fiscal year 2024, we recognized $1.3 million of stock-based compensation expense related to the modifications.
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
Stock Option Activity
Options granted to employees under the 2021 Plan and the 2016 Plan generally have a service vesting condition over four or five years. Other vesting terms are permitted as determined by our board of directors. Options have a term of no more than ten years from the date of grant and vested options are generally cancelled three months after termination of employment if unexercised.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activities for the fiscal year 2025 (in thousands, except share and per share amount).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of December 30, 2024	1,751,118	$10.05
Exercised	(365,005)	9.16
Forfeited	(179,559)	14.25
Balances as of December 28, 2025	1,206,554	$9.69	5.2	$219,125
Vested and expected to vest at December 28, 2025	1,208,093	$9.68	5.2	$230,771
Vested and exercisable at December 28, 2025	1,165,272	$9.69	5.2	$219,125
Unvested and exercisable at December 28, 2025	38,677	$9.26	5.3

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of December 28, 2025 represents the value of our closing stock price at $7.63 on December 28, 2025 in excess of the exercise price multiplied by the number of options outstanding.

There were no stock options granted in the fiscal years 2025, 2024 and 2023. The fair value of stock options that vested during the fiscal years 2025, 2024 and 2023 were $0.7 million, $2.5 million and $15.1 million, respectively.
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
As of December 28, 2025 and December 29, 2024, 1,539 and 23,886 shares, respectively, remained subject to our right of repurchase as a result of early exercised stock options. The remaining liability related to early exercised shares as of December 28, 2025 and December 29, 2024 was immaterial. The early exercised stock options liability was recorded in other current and non-current liabilities in the Consolidated Balance Sheets.
Issuance of Common Stock Subject to Return
In connection with certain early exercised stock options, during the third quarter of fiscal year 2023, we erroneously issued an additional 1,304,954 shares of common stock to several former executive officers as a result of an administrative issue. During the fourth quarter of fiscal year 2023, we received a full recovery of these shares of common stock from the former executive officers. For their cooperation in returning the additional shares to us, we issued a total of 130,000 shares of fully vested RSUs to them.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes RSUs and PRSUs activities for the fiscal year 2025 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of December 30, 2024	11,154,455	$9.61	2,017,646	$7.71
Granted	6,404,430	8.01	1,537,067	7.44
Vested	(4,953,828)	9.29	(227,679)	8.31
Forfeited	(2,268,429)	9.73	(1,279,396)	7.72
December 28, 2025	10,336,628	$8.75	2,047,638	$7.51
The total fair value of RSUs vested during the fiscal years 2025 and 2024 was $47.5 million and $71.6 million, respectively. The total fair value of PRSUs vested during the fiscal years 2025 and 2024 was $2.4 million and $0.7 million, respectively.
We sell or withhold shares with value equivalent to the employees' obligation for the applicable income and other employment taxes and remit the cash to the appropriate taxing authorities. The number of shares withheld is determined using the closing stock price of our common stock on the trading date immediately prior to the vesting of the RSU. For the fiscal years 2025 and 2024, the total number of shares withheld were 667,106 and 664,634, respectively. The total amounts paid for the employees' tax obligation to taxing authorities were $6.5 million and $7.1 million, respectively, related to the shares withheld upon vesting of the RSUs for the fiscal years 2025 and 2024. These transactions were reflected as financing activities in the Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan Activity
The 2021 ESPP was approved by our stockholders on July 12, 2021. The first offering of the 2021 ESPP was in November 2021 and the first purchase was in May 2022. During the fiscal years 2025, 2024 and 2023, 238,435, 194,784 and 285,847 shares of common stock, respectively, were purchased under the 2021 ESPP with the weighted-average purchase price per share of $5.55, $7.73 and $8.22, respectively. The weighted average grant-date fair value per ESPP share for the fiscal years 2025, 2024 and 2023 were $7.89, $9.15 and $12.56, respectively.
We use the Black-Scholes option-pricing model to determine the fair value of estimated shares under the 2021 ESPP with the following assumptions for the fiscal years 2025, 2024 and 2023.

Fiscal Years
	2025	2024	2023
Risk-free interest rate	3.6% - 4.3%	4.4% - 5.4%	0.3% - 5.5%
Expected term (years)	0.5 - 1.5	0.5 - 1.5	0.5 - 1.5
Dividend yield	—%	—%	—%
Expected volatility	89.7% - 96.3%	83.9% - 102.4%	71.3% - 123.2%

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Restructuring Costs
2024 Restructuring Plan
In May 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) designed to reduce operating costs and support our strategic goals. As part of the 2024 Restructuring Plan, we relocated our manufacturing operations from our Fab1 facility in Fremont, California to Malaysia, resulting in a plan of workforce reduction in the U.S, as well as long-lived asset disposals related to Fab1. The 2024 Restructuring Plan was substantially completed in 2024.
In connection with the 2024 Restructuring Plan, we recorded estimated pre-tax restructuring and related charges of $41.8 million for the fiscal year 2024. These restructuring costs were reflected in Restructuring cost in the Consolidated Statements of Operations.
The restructuring costs for the fiscal year 2024 included non-cash charges of $38.2 million of loss on disposals of Fab1 long-lived assets in Fremont, California, $1.2 million of stock-based compensation expense, cash charges of $1.6 million of severance and termination benefits and $0.8 million of other charges.
During the fiscal year 2024, we paid $2.0 million of cash costs related to the restructuring costs. As of December 29, 2024, we had $0.4 million of the restructuring liability, which was included in Other current liability on the Consolidated Balance Sheets.
During the fiscal year 2025, we did not record any restructuring and related charges in connection with the 2024 Restructuring Plan.
2023 Restructuring Plan
On October 3, 2023, we announced a strategic realignment (the “2023 Restructuring Plan”) of Fab1, our first production line (“Fab1”) in Fremont designed to refocus the facility from a manufacturing hub to our “Center for Innovation,” focused on new product development, including a plan of workforce reduction.
In connection with the 2023 Restructuring Plan, we recorded approximately $3.0 million of restructuring costs for the fiscal year 2023, which consisted of severance, termination benefits, stock-based compensation expense and inventory costs. These restructuring costs were reflected in Restructuring cost in the Consolidated Statements of Operations. During the fourth quarter of 2023, we paid $1.6 million in restructuring costs.
In addition, we recognized accelerated depreciation expenses of approximately $18.5 million for Gen1 equipment in the fourth quarter of 2023 and $18.4 million was recognized in the first quarter of 2024.
During the fiscal year 2025, we did not record any restructuring and related charges in connection with the 2023 Restructuring Plan.
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
As a result of the Amendment, YBS is the named entity under the Amendment and we reassessed our relationship with YBS. We concluded that we did not have a controlling financial interest in YBS, as defined in ASC 810, Consolidation, due to the fact that we do not have the power to direct the activities that most significantly impact the economic performance of YBS and the obligation to absorb losses or the right to receive benefits of YBS. Therefore, we are not the primary beneficiary of YBS and are not required to consolidate YBS as of December 29, 2024.
For fiscal year 2025, we continue to assess our relationship and activities with YBS and determined that we are not the primary beneficiary of YBS; therefore, are not required to consolidate YBS as of December 28, 2025.
Note 17. Income Tax
Net loss before income taxes was attributable to the following geographic locations for the fiscal years 2025, 2024 and 2023 (in thousands).

	Fiscal Years
	2025	2024	2023
United States	$(152,092)	$(219,494)	$(207,948)
Foreign	(5,827)	(4,432)	(6,817)
Net loss before income taxes	$(157,919)	$(223,926)	$(214,765)
During the fiscal year 2025, we recorded a tax provision benefit on foreign jurisdictions as we generated income from certain foreign entities, partially offset by losses from our subsidiary in South Korea. There was no provision for income taxes recorded on U.S. pre-tax loss as we generated net operating losses and a full valuation allowance was recorded against all U.S. federal and state net deferred tax assets.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the provision (benefit) for income taxes (in thousands).

	Fiscal Years
	2025	2024	2023
Current:
Foreign	$61	$1,305	$180
Total current	61	1,305	180
Deferred:
Foreign	(1,373)	(2,697)	(813)
Total deferred	(1,373)	(2,697)	(813)
Total provision	$(1,312)	$(1,392)	$(633)
The table below provides the updated requirements of ASU 2023-09 for fiscal year 2025. The income tax benefit (expense) differs from the amount computed by the U.S. federal statutory rate of 21% to income (loss) before income taxes as follows ( in thousands):

	Fiscal Year Ended December 28, 2025
Pre-tax book loss	$(157,919)
Provision at US federal statutory rate	(33,165)	21.0%
Foreign tax effects
Korea
Bargain purchase gain	(1,708)	1.1%
Other	762	(0.5%)
Other foreign jurisdictions	860	(0.5%)
Tax credits
Research and development credit	(5,246)	3.3%
Change in valuation allowance	37,791	(23.9%)
Non-taxable or non-deductible items
Warrant liability	(4,585)	2.9%
Interest expense	1,937	(1.2%)
Non-deductible compensation	2,537	(1.6%)
Other	166	(0.1%)
Other adjustment	(661)	0.4%
Effective tax rate	$(1,312)	0.8%

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate for the years ended December 29, 2024 and December 31, 2023 is as follows:

	December 29, 2024	December 31, 2023
Federal statutory tax rate	21.0%	21.0%
State and local income taxes, net of federal benefit	6.0%	5.8%
Non-deductible warrant expense	1.1%	0.6%
Federal tax credits	4.3%	3.8%
Stock-based compensation expense	(0.4%)	(3.3%)
Impact of changes in valuation allowance	(28.7%)	(26.6%)
Uncertain position	(2.1%)	(1.9%)
Rate change	(0.1%)	1.2%
Other	(0.5%)	(0.3%)
Effective tax rate	0.6%	0.3%
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended December 28, 2025 (in thousands).

Fiscal Year Ended December 28, 2025
Federal	$—
State	—
Foreign:
Malaysia	1,005
India	129
Cash paid for income taxes, net of refunds received	$1,134

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the components of deferred tax assets (liabilities) as of December 28, 2025 and December 29, 2024.

	December 28, 2025	December 29, 2024
Gross deferred tax assets:
Capitalized research and experimental expenses	$32,129	$42,300
Credit carryovers	24,711	16,141
Net operating losses	182,713	164,279
Other	4,750	8,396
Total gross deferred tax assets	244,303	231,116
Valuation allowance	(242,932)	(228,473)
Total deferred tax assets, net of valuation allowance	1,371	2,643
Deferred tax liabilities:
Intangible assets	(9,533)	(9,585)
Right-of-use asset	(950)	(1,445)
Other	(7)	(397)
Total deferred tax liabilities	(10,490)	(11,427)
Net deferred tax liabilities	$(9,119)	$(8,784)
As of December 28, 2025, we had $351.9 million of state loss carryovers, $746.4 million of federal loss carryovers, and $5.3 million of foreign loss carryovers that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were $31.1 million for state before federal effect, $156.7 million for federal and $1.4 million for foreign as of December 28, 2025. We also had $24.7 million of state research and development (“R&D”) tax credit carryovers, $28.5 million of federal R&D tax credit carryovers and $0.7 million of foreign R&D tax credit carryovers as of December 28, 2025.
The state losses expire between 2028 and 2045. Approximately $127.9 million of the federal losses expire between 2026 and 2037 and $618.5 million of the remainder do not expire. The foreign losses expire between 2037 and 2039. The federal credit carryovers expire between 2027 and 2045. The state credit carryovers do not expire. The foreign credit carryovers begin to expire in 2031.
Utilization of net operating losses and tax credit carryforwards are subject to certain limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, due to historical changes in our ownership, as defined in current income tax regulations. A portion of the carryforwards will expire before being applied to reduce future income tax liabilities.
Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
As of December 28, 2025, we recognized a full valuation allowance against the U.S. federal and state net deferred tax assets, including operating loss carryovers and credit carryovers. We evaluated the realizability of the net deferred tax assets based on all available evidence, both positive and negative, which existed as of December 28, 2025. Our conclusion to maintain a full valuation allowance against the U.S. federal and state net deferred tax assets was based upon the assessment of our ability to generate sufficient future taxable income in future periods.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the valuation allowance activities for fiscal years 2025, 2024 and 2023 (in thousands).

	Fiscal Years
	December 28, 2025	December 29, 2024	December 31, 2023
Balance at beginning of fiscal year	$228,473	$164,207	$107,057
Additions	14,459	65,565	57,150
Deductions	—	(1,299)	—
Balance at end of fiscal year	$242,932	$228,473	$164,207
The following table summarizes the activities related to unrecognized tax benefits for the fiscal years 2025, 2024 and 2023 (in thousands).

	Fiscal Years
	December 28, 2025	December 29, 2024	December 31, 2023
Balance at beginning of fiscal year	$17,413	$12,163	$4,428
Increases related to current year tax positions	9,180	5,187	4,543
Increases related to the prior year tax positions	—	63	3,192
Balance at end of fiscal year	$26,593	$17,413	$12,163
As of December 28, 2025 and December 29, 2024, none of the amounts of unrecognized tax benefits would favorably affect the effective income tax rate in future periods if recognized, since the tax benefits would increase a deferred tax asset that is currently offset by a full valuation allowance.
For the fiscal years 2025, 2024 and 2023, no interest expense was recognized relating to income tax liabilities. There were no accrued interest or penalties related to income tax liabilities as of December 28, 2025 and December 29, 2024.
We file income tax returns in the U.S. federal jurisdiction and in the California, Arizona, Florida and Virginia state jurisdiction. In the normal course of business, we are subject to examination by taxing authorities in the U.S. We are also subject to income taxes in several foreign jurisdictions. We are not currently under examination by any taxing authority. The Company’s federal and state net operating loss carryforwards were generated during tax years 2006 through current fiscal year 2025, and accordingly, such tax years remain open to federal and state tax examination.
As of December 28, 2025, we maintain our prior indefinite reinvestment assertion on undistributed earnings related to foreign subsidiaries. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation as those earnings continue to be indefinitely reinvested. If the earnings were to be distributed, the unrecognized deferred tax liability would be immaterial.

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 28, 2025	December 29, 2024
United States	$5,465	$16,062
Malaysia	125,349	124,666
South Korea	38,225	25,827
Other	1,224	1,392
Total property and equipment, net	$170,263	$167,947

	December 28, 2025	December 29, 2024
United States	$4,385	$5,114
Malaysia	6,124	6,880
India	18	1,433
Other	1,155	52
Total operating lease, right-of-use assets	$11,682	$13,479
Disaggregated revenues
Our revenues of $31.8 million, $23.1 million and $7.6 million from fiscal years 2025, 2024 and 2023, respectively, are from our external customers and consist solely of Product Revenue.
The following table summarizes the revenues by geographic areas based on the billing location of the customers (in thousands).

	Fiscal years
	2025	2024	2023
South Korea	$21,626	$12,899	$5,863
Switzerland	4,330	4,776	—
Norway	1,541	2,364	—
United States	2,120	889	473
Taiwan	1,022	889	193
Other	1,182	1,257	1,115
Total revenues	$31,821	$23,074	$7,644

ENOVIX CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Employee Retirement Plans
We have employee retirement plans at our U.S. and international locations. The followings are our plans.
401(k) Savings Plan for U.S. Employees
We have a defined contribution savings plan under Section 401(k) of the Internal Revenue Code and the plan allows participants to defer a portion of their annual compensation on a pre-tax basis. We have an employer contribution program in place. For the fiscal year 2025, our employer contribution was immaterial. For the fiscal years 2024 and 2023, our employer contributions were $0.8 million and $1.6 million, respectively.
Other Retirement Plans
We have defined contribution plans for employees at international locations and make employer contributions to these defined contribution plans at a percentage of the employee’s compensation as defined in these plans. For the fiscal years 2025 and 2024, our employer contributions to these plans were $1.6 million and $1.0 million, respectively. For fiscal year 2023, our employer contributions to these plans were immaterial.
Note 20. Related Party
Affiliate Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on the Consolidated Balance Sheets. For the fiscal years 2025, 2024 and 2023, we recorded $0.3 million, $0.3 million and $0.2 million, respectively, of interest expense related to the Affiliate Notes in the Consolidated Statements of Operations. See Note 9 “Borrowings” for more information.
In connection with the Warrants issued to 2028 Convertible Senior Notes’ holders, we recorded $0.5 million as interest expense for the fair value of the Warrants issued to the affiliate note holders during fiscal year 2025.
Employment Relationship
As of December 28, 2025, we employed one family member of our CEO, who assists with sales in North America.
Affiliate Pledge of Common Stock
In November 2023, Thurman John Rodgers, Chairman of our Board of Directors, pledged his ownership of our common stock under his name and his living trusts as a security collateral to his investment account. As of December 28, 2025 and December 29, 2024, Mr. Rodgers held approximately 22.0 million shares and 21.7 million shares of our common stock at each period, which accounted for approximately 10% and 11% of total outstanding shares of our common stock, respectively.
Note 21. Subsequent Events
The Company’s Board of Directors authorized an additional share repurchase program of up to $75 million of Enovix common stock, providing flexibility in capital allocation while maintaining focus on commercialization investment and manufacturing scale-up. Repurchases, if any, may be made from time to time in the open market, subject to market conditions, legal requirements, and other factors. The program does not require the purchase of any minimum number of shares, has no expiration date, and repurchases may be initiated, suspended, or discontinued at any time without prior notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report as of the end of the period covered by this report.
Based on the evaluation as described above, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.
Inherent Limitations on Effectiveness of Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2025 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 28, 2025, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 28, 2025, none of the Company’s directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, other than as follows
On November 21, 2025, Arthi Chakravarthy, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that provides for the sale from time to time of an aggregate of up to 61,938 shares of our common stock, all of which are received through the prior vesting of restricted stock units (“RSUs”). The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 21, 2026, or earlier if all transactions under the trading arrangement are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the captions “Proposal No. 1 - Election of Directors,” “Information Regarding Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed with the SEC within 120 days of the fiscal year ended December 28, 2025 and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included under the captions “Director Compensation” and “Executive Compensation” in the 2026 Proxy Statement and is incorporated herein by reference (other than the information required by Item 402(v) of Regulation S-K, which is not incorporated by reference herein).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationship and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in the 2026 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated February 22, 2021	8-K	001-39753	2.1	February 22, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Specimen Common Stock Certificate	S-4/A	333-253976	4.5	June 21, 2021
4.2	Specimen Warrant Certificate	S-1/A	333-250042	4.3	November 25, 2020
4.3	Warrant Agreement, dated July 13, 2021, by and between Computershare Inc. and Enovix Corporation	8-K	001-39753	4.3	July 19, 2021
4.4	Description of Securities	10-K	001-39753	4.4	March 25, 2022
4.5	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.6	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-39793	4.1	April 21, 2023
4.7	Indenture, dated as of September 15, 2025, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39793	4.1	September 15, 2025
4.8	Form of Global Note, representing Enovix Corporation’s 4.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.7)	8-K	001-39793	4.2	September 15, 2025
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39753	10.1	April 21, 2023
10.2#	2021 Equity Incentive Plan	8-K	001-39753	10.2	July 19, 2021
10.3#	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.11	May 10, 2021
10.4#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.12	May 10, 2021
10.5#+	Long-Term Incentive Plan under the 2021 Equity Incentive Plan	10-K	001-39753	10.04	March 1, 2023

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6#	Forms of Restricted Stock Unit Grant Notice for Long-Term Incentive Plan Award and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-39753	10.1	August 16, 2022
10.7#	2021 Employee Stock Purchase Plan	8-K	001-39753	10.5	July 19, 2021
10.8#	Enovix Corporation 2006 Equity Incentive Plan	S-4/A	333-253976	10.6	May 10, 2021
10.9#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2006 Stock Plan	S-4/A	333-253976	10.7	May 10, 2021
10.10#	Enovix Corporation 2016 Equity Incentive Plan	S-4/A	333-253976	10.8	May 10, 2021
10.11#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2016 Equity Incentive Plan	S-4/A	333-253976	10.9	May 10, 2021
10.12#+	2023 Long-Term Incentive Plan under the 2021 Equity Incentive Plan	10-Q	001-39753	10.6	May 5, 2023
10.13#	Form of Global RSU Award Grant Notice under the 2023 Long-Term Incentive Plan	10-Q	001-39753	10.7	May 5, 2023
10.14#+	Form of 2024 Performance Stock Unit Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	10-Q	001-39753	10.2	May 7, 2024
10.15#+	Form of 2025 Performance Stock Unit Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	10-Q	001-39753	10.20	May 2, 2025
10.16#	Form of Indemnification Agreement	8-K	001-39753	10.19	July 19, 2021
10.17#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39753	10.1	May 7, 2024
10.18#	Employment Agreement, dated December 23, by and between Enovix Corporation and Raj Talluri	10-K	001-39753	10.29	March 1, 2023
10.19#	Employment Agreement, dated November 9, 2022, by and between Enovix Corporation and Ajay Marathe	10-K	001-39753	10.30	March 1, 2023
10.20#	Employment Agreement, dated April 15, 2023, by and between Enovix Corporation and Arthi Chakravarthy	10-Q	001-39753	10.5	May 5, 2023
10.21#†	Employment Agreement, dated March 14, 2025, by and between Enovix Corporation and Ryan Benton	10-Q	001-39753	10.1	May 2, 2025
10.22	Office Lease by and between M West Propco XX, LLC and Enovix Corporation	S-4/A	333-253976	10.21	May 10, 2021
10.23	Amendment No. 1 to Office Lease	S-4/A	333-253976	10.22	May 10, 2021
10.24	Amendment No. 2 to Office Lease	S-4/A	333-253976	10.23	May 10, 2021
10.24†	Manufacturing Agreement dated July 26, 2023, by and between Enovix Corporation and YBS International Berhad	10-Q	001-39753	10.1	August 9, 2023
10.25†	Amendment No.2 to Manufacturing Agreement dated October 29, 2024, by and between Enovix Corporation and YBS International Berhad	10-Q	001-39753	10.1	October 30, 2024
10.26†	Stock Purchase Agreement dated September 18,2023, by and between Enovix Corporation and Rene Limited	10-Q	001-39753	10.2	November 9, 2023

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3	Form of Confirmation for Capped Call Transactions	8-K	001-39753	10.1	September 15, 2025
19.1+	Enovix Amended and Restated Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					X
97.1	Incentive Compensation Recoupment Policy	10-K	001-39753	97.1	February 29, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
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

Dated: February 25, 2026	ENOVIX CORPORATION

	By:	/s/ Raj Talluri
Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ryan Benton
Ryan Benton
Chief Financial Officer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Raj Talluri and Ryan Benton, and each of them, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	Raj Talluri	President and Chief Executive Officer and Director	February 25, 2026
	Raj Talluri	(Principal Executive Officer)

/s/	Ryan Benton	Chief Financial Officer	February 25, 2026
	Ryan Benton	(Principal Financial Officer and Principal Accounting Officer)

/s/	Thurman John Rodgers	Chairman of the Board of Directors	February 25, 2026
Thurman John Rodgers

/s/	Betsy Atkins	Director	February 25, 2026
Betsy Atkins

/s/	Pegah Ebrahimi	Director	February 25, 2026
Pegah Ebrahimi

/s/	Bernard Gutmann	Director	February 25, 2026
Bernard Gutmann

/s/	Joseph Malchow	Director	February 25, 2026
Joseph Malchow

/s/	John Daniel McCranie	Director	February 25, 2026
John Daniel McCranie

/s/	Gregory Reichow	Director	February 25, 2026
Gregory Reichow