Form 10-K/A
period 2025-12-28
Enovix Corp
filed 2026-02-26
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
Enovix Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 28, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026 (the “Original Form 10-K”) solely to replace the consent of Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, which was filed as Exhibit 23.1 in the Original Form 10-K and inadvertently excluded a reference to the Company’s effective Registration Statements on Form S-3 (Nos. 333-275524, 333-273858, and 333-281260).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment. Because this Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Original Form 10-K, and this Amendment does not reflect events that occurred subsequent to the Original Form 10-K.

PART IV
10Item 15. Exhibits, Financial Statement Schedules
(a)The following are filed with this Annual Report on Form 10-K/A:
3.Exhibits: The exhibits listed below are filed as part of this Annual Report on Form 10-K/A or incorporated herein by reference, in each case as indicated below.

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Schedule/Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated February 22, 2021	8-K	001-39753	2.1	February 22, 2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Specimen Common Stock Certificate	S-4/A	333-253976	4.5	June 21, 2021
4.2	Specimen Warrant Certificate	S-1/A	333-250042	4.3	November 25, 2020
4.3	Warrant Agreement, dated July 13, 2021, by and between Computershare Inc. and Enovix Corporation	8-K	001-39753	4.3	July 19, 2021
4.4	Description of Securities	10-K	001-39753	4.4	March 25, 2022
4.5	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.6	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-39793	4.1	April 21, 2023
4.7	Indenture, dated as of September 15, 2025, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39793	4.1	September 15, 2025
4.8	Form of Global Note, representing Enovix Corporation’s 4.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.7)	8-K	001-39793	4.2	September 15, 2025
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39753	10.1	April 21, 2023
10.2#	2021 Equity Incentive Plan	8-K	001-39753	10.2	July 19, 2021
10.3#	Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.11	May 10, 2021
10.4#	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	S-4/A	333-253976	10.12	May 10, 2021
10.5#+	Long-Term Incentive Plan under the 2021 Equity Incentive Plan	10-K	001-39753	10.04	March 1, 2023
10.6#	Forms of Restricted Stock Unit Grant Notice for Long-Term Incentive Plan Award and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-39753	10.1	August 16, 2022
10.7#	2021 Employee Stock Purchase Plan	8-K	001-39753	10.5	July 19, 2021

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8#	Enovix Corporation 2006 Equity Incentive Plan	S-4/A	333-253976	10.6	May 10, 2021
10.9#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2006 Stock Plan	S-4/A	333-253976	10.7	May 10, 2021
10.10#	Enovix Corporation 2016 Equity Incentive Plan	S-4/A	333-253976	10.8	May 10, 2021
10.11#	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2016 Equity Incentive Plan	S-4/A	333-253976	10.9	May 10, 2021
10.12#+	2023 Long-Term Incentive Plan under the 2021 Equity Incentive Plan	10-Q	001-39753	10.6	May 5, 2023
10.13#	Form of Global RSU Award Grant Notice under the 2023 Long-Term Incentive Plan	10-Q	001-39753	10.7	May 5, 2023
10.14#+	Form of 2024 Performance Stock Unit Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	10-Q	001-39753	10.2	May 7, 2024
10.15#+	Form of 2025 Performance Stock Unit Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	10-Q	001-39753	10.20	May 2, 2025
10.16#	Form of Indemnification Agreement	8-K	001-39753	10.19	July 19, 2021
10.17#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39753	10.1	May 7, 2024
10.18#	Employment Agreement, dated December 23, by and between Enovix Corporation and Raj Talluri	10-K	001-39753	10.29	March 1, 2023
10.19#	Employment Agreement, dated November 9, 2022, by and between Enovix Corporation and Ajay Marathe	10-K	001-39753	10.30	March 1, 2023
10.20#	Employment Agreement, dated April 15, 2023, by and between Enovix Corporation and Arthi Chakravarthy	10-Q	001-39753	10.5	May 5, 2023
10.21#†	Employment Agreement, dated March 14, 2025, by and between Enovix Corporation and Ryan Benton	10-Q	001-39753	10.1	May 2, 2025
10.22	Office Lease by and between M West Propco XX, LLC and Enovix Corporation	S-4/A	333-253976	10.21	May 10, 2021
10.23	Amendment No. 1 to Office Lease	S-4/A	333-253976	10.22	May 10, 2021
10.24	Amendment No. 2 to Office Lease	S-4/A	333-253976	10.23	May 10, 2021
10.24†	Manufacturing Agreement dated July 26, 2023, by and between Enovix Corporation and YBS International Berhad	10-Q	001-39753	10.1	August 9, 2023
10.25†	Amendment No.2 to Manufacturing Agreement dated October 29, 2024, by and between Enovix Corporation and YBS International Berhad	10-Q	001-39753	10.1	October 30, 2024
10.26†	Stock Purchase Agreement dated September 18,2023, by and between Enovix Corporation and Rene Limited	10-Q	001-39753	10.2	November 9, 2023
10.3	Form of Confirmation for Capped Call Transactions	8-K	001-39753	10.1	September 15, 2025
19.1+	Enovix Amended and Restated Insider Trading Policy	10-K	001-39753	19.1	February 25, 2026
21.1	List of Subsidiaries	10-K	001-39753	21.1	February 25, 2026

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Deloitte & Touche, independent registered public accounting firm					X
24.1	Power of Attorney (included on signature page)	10-K	001-39753	24.1	February 25, 2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).	10-K	001-39753	31.1	February 25, 2026
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).	10-K	001-39753	31.2	February 25, 2026
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).	10-K	001-39753	31.3		X
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).	10-K	001-39753	31.4		X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	10-K	001-39753	32.1	February 25, 2026
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	10-K	001-39753	32.2	February 25, 2026
97.1	Incentive Compensation Recoupment Policy	10-K	001-39753	97.1	February 29, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 28, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2026	ENOVIX CORPORATION

	By:	/s/ Raj Talluri
Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)