Form 10-Q
period 2026-04-05
Enovix Corp
filed 2026-05-14
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, 218,153,440 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
•ability to build and scale manufacturing lines for our lithium-ion batteries, as well as production and commercialization timelines, and our ability to have adequate capacity to satisfy customer demands;
•ability to meet milestones and customer acceptance of key products, such as AI-1TM and AI class products and MX products, as well as the market readiness of such products, and the effectiveness of our product design;
•expectations and estimations of the total addressable market for our batteries, including the demand for more energy dense batteries and the suitability of our products to address this demand, and the impact of artificial intelligence features on the demand for energy dense batteries and the suitability of our products to address this demand;
•expectations relating to the timing of the launch of commercial smartphone and commercial smart eyewear products, the potential growth in sales to defense customers, and expectations regarding potential customer purchases, results of safety testing and customer qualification of our products;
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
•operational capabilities of our manufacturing lines, including the anticipated growth and improvements in commercialization and R&D activities to support product innovation;
•ability to attract and hire additional personnel, including for our international locations and to facilitate the build-out of existing and additional production lines;
•ability to optimize our manufacturing process and execute on our future product development strategy and roadmap to profitability, including achieving improvements in yield, throughput, dicing processes, performance, cost efficiency and overall production economics;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	As of April 5, 2026	As of December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$88,751	$106,014
Short-term investments	439,985	406,026
Accounts receivable, net	3,943	4,421
Notes receivable, net	—	4,012
Inventory	16,451	13,617
Prepaid expenses and other current assets	9,366	8,120
Total current assets	558,496	542,210
Property and equipment, net	164,952	170,263
Long-term investments	52,104	106,810
Customer relationship intangibles and other intangibles, net	30,357	31,638
Operating lease, right-of-use assets	11,613	11,682
Goodwill	12,217	12,217
Other assets, non-current	4,154	4,155
Total assets	$833,893	$878,975
Liabilities and Equity
Current liabilities:
Accounts payable	$14,938	$17,818
Accrued expenses	8,761	13,992
Accrued compensation	7,631	6,219
Short-term debt	9,436	9,865
Deferred revenue	4,279	5,015
Warrant liability	181	6,578
Other liabilities	5,668	5,529
Total current liabilities	50,894	65,016
Long-term debt, net	520,160	519,271
Operating lease liabilities, non-current	10,906	11,244
Deferred revenue, non-current	300	300
Deferred tax liability	8,889	9,119
Other liabilities, non-current	14	14
Total liabilities	591,163	604,964
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 217,698,339 and 216,556,238 as of April 5, 2026 and December 28, 2025, respectively	22	22
Additional paid-in-capital	1,316,363	1,307,912
Treasury stock, at cost	(58,385)	(58,385)
Accumulated other comprehensive loss	(1,241)	(508)
Accumulated deficit	(1,016,087)	(977,827)
Total Enovix's stockholders’ equity	240,672	271,214
Non-controlling interest	2,058	2,797
Total equity	242,730	274,011
Total liabilities and equity	$833,893	$878,975
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Revenue	$7,600	$5,098
Cost of revenue	6,048	4,837
Gross profit	1,552	261
Operating expenses:
Research and development	26,528	25,929
Selling, general and administrative	18,919	16,892
Total operating expenses	45,447	42,821
Loss from operations	(43,895)	(42,560)
Other income (expense):
Change in fair value of common stock warrants	6,397	15,796
Interest income	5,776	2,434
Interest expense	(7,008)	(1,716)
Other income, net	343	2,353
Total other income (expense), net	5,508	18,867
Loss before income tax benefit	(38,387)	(23,693)
Income tax benefit	(129)	(162)
Net loss	(38,258)	(23,531)
Net gain (loss) attributable to non-controlling interest	2	(21)
Net loss attributable to Enovix	$(38,260)	$(23,510)

Net loss per share attributable to Enovix shareholders, basic and diluted (1)	$(0.18)	$(0.12)
Weighted average number of common shares outstanding, basic and diluted (1)	217,371,926	203,328,890
(1) As required by ASC 260, Earnings Per Share, the share and per share amounts presented in the above table for the fiscal quarter ended March 30, 2025 have been retroactively adjusted to reflect the warrant dividend issued in July 2025 (see Note 12 “Treasury Stock, Warrant Dividend and Warrants” in the Annual Report on Form 10-K for the fiscal year ended December 28, 2025 for more details). For more information on the adjusted net loss per share, refer to Note 9 “Net Loss per Share”.
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Net loss	$(38,258)	$(23,531)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustments	(5)	2
Net unrealized loss on available-for-sale securities	(728)	(43)
Other comprehensive expense, net of tax	(733)	(41)
Comprehensive loss	(38,991)	(23,572)
Comprehensive income (loss) attributable to non-controlling interest	2	(21)
Comprehensive loss attributable to Enovix	$(38,993)	$(23,551)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
	Shares	Amount
Balance as of December 28, 2025	216,556,238	$22	$1,307,912	$(58,385)	$(508)	$(977,827)	$271,214	$2,797	$274,011
Net loss	—	—	—	—	—	(38,260)	(38,260)	2	(38,258)
Issuance of common stock upon exercise of stock options	4,730	—	—	—	—	—	—	—	—
RSU vested, net of shares withheld	1,137,371	—	(1,663)	—	—	—	(1,663)	—	(1,663)
Purchase of additional Routejade shares	—	—	—	—	—	—	—	(740)	(740)
Stock-based compensation	—	—	10,114	—	—	—	10,114	—	10,114
Other comprehensive loss, net	—	—	—	—	(733)	—	(733)	(1)	(734)
Balance as of April 5, 2026	217,698,339	$22	$1,316,363	$(58,385)	$(1,241)	$(1,016,087)	$240,672	$2,058	$242,730

	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
	Shares	Amount
Balance as of December 29, 2024	190,559,335	$19	$1,067,951	$—	$(143)	$(821,086)	$246,741	$2,662	$249,403
Net loss	—	—	—	—	—	(23,510)	(23,510)	(21)	(23,531)
Issuance of common stock upon exercise of stock options	81,621	—	782	—	—	—	782	—	782
RSU vested, net of shares withheld	1,074,758	—	(1,761)	—	—	—	(1,761)	—	(1,761)
Vesting of early exercised stock options	—	—	1	—	—	—	1	—	1
Repurchase of unvested restricted common stock	(597)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,931	—	—	—	12,931	—	12,931
Other comprehensive loss, net	—	—	—	—	(41)	—	(41)	—	(41)
Balance as of March 30, 2025	191,715,117	$19	$1,079,904	$—	$(184)	$(844,596)	$235,143	$2,641	$237,784
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Cash flows used in operating activities:
Net loss	$(38,258)	$(23,531)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	9,370	8,448
Stock-based compensation expense	11,765	12,014
Change in fair value of common stock warrants	(6,397)	(15,796)
Others	(386)	479
Changes in operating assets and liabilities:
Accounts and notes receivables	4,359	430
Inventory	(2,834)	(2,826)
Prepaid expenses and other assets	(1,252)	2,440
Accounts payable	(3,600)	4,420
Accrued expenses and compensation	(4,058)	(4,167)
Deferred revenue	(736)	(457)
Deferred tax liability	(241)	(33)
Other liabilities	(804)	1,672
Net cash used in operating activities	(33,072)	(16,907)
Cash flows from investing activities:
Purchase of property and equipment	(3,220)	(6,272)
Payment for business acquisition	—	(16)
Purchases of investments	(103,458)	(58,083)
Maturities of investments	125,008	—
Net cash provided by (used in) investing activities	18,330	(64,371)
Cash flows from financing activities:
Payroll tax payments for shares withheld upon vesting of RSUs	(1,663)	(1,761)
Purchase of Routejade shares from non-controlling interest	(740)	—
Repayment of debt	(55)	—
Proceeds from the exercise of stock options	—	782
Payments of transaction costs related to common stock issuance	—	(512)
Net cash used in financing activities	(2,458)	(1,491)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(147)	(228)
Change in cash, cash equivalents, and restricted cash	(17,347)	(82,997)
Cash and cash equivalents and restricted cash, beginning of period	107,979	274,691
Cash and cash equivalents and restricted cash, end of period	$90,632	$191,694

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Supplemental cash flow disclosure:
Cash paid for interest	$8,671	$128
Cash paid for income taxes	63	39
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	9,290	11,689
The following presents our cash, cash equivalents and restricted cash by category in the Condensed Consolidated Balance Sheets:

	As of
	April 5, 2026	March 30, 2025
Cash and cash equivalents	$88,751	$189,874
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	1,881	1,820
Total cash, cash equivalents, and restricted cash	$90,632	$191,694
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include our accounts, our wholly-owned subsidiaries and majority-owned subsidiaries and the business combinations from the closing dates. All intercompany balances and transactions have been eliminated in consolidation.
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through April 5, 2026 and expect to incur operating losses for the foreseeable future. As of April 5, 2026, we had working capital of $507.6 million and an accumulated deficit of $1.02 billion. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for our future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the fiscal quarter ended April 5, 2026 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of December 28, 2025 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (“Annual Report on Form 10-K”).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the condensed consolidated financial statements and accompanying notes during the reporting periods. Estimates and assumptions include but are not limited to: depreciable lives for property and equipment and intangible assets, valuation for inventory, valuation allowance on deferred tax assets, assumptions used in income tax provisions, assumptions used in stock-based compensation, incremental borrowing rate for operating right-of-use assets and lease liabilities and estimates to fair value common stock warrants. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended December 28, 2025, included in Part II, Item 8 of our Form 10-K.
Revenue
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We generate revenue from selling lithium-ion batteries or battery packs to commercial customers and military contractors. Product revenue is recognized once we have satisfied the performance obligations as defined in the sales agreement, which is generally satisfied upon transfer of control of goods. Control is transferred upon delivery for our products. For certain customized products with customer acceptance criteria specified in the sales agreement, the performance obligations are generally satisfied upon our customer’s acceptance. Payment terms can vary depending on the contract and it is generally required within 90 days or less from the delivery date or the acceptance date of our product. The amounts of revenue recognized reflect the consideration for the product sold.
For the fiscal quarters ended April 5, 2026 and March 30, 2025, our product revenue was $7.6 million and $5.1 million, respectively. Of our total product revenue for the quarter ended April 5, 2026, approximately 69% and 14%, were from South Korea and Switzerland, respectively, based on the billing location of our customers. Of our total product revenue for the quarter ended March 30, 2025, approximately 47% were from South Korea based on the billing location of our customers.
Recently Issued or Adopted Accounting Pronouncements
Adoption of New Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We adopted this ASU prospectively, effective with our fiscal 2026 interim financial statements and the adoption did not have a material impact on our condensed consolidated financial statements and disclosures.
Accounting Standard Issued But Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 permits an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact from ASU 2025-06 on its condensed consolidated financial statements.

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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of April 5, 2026 and December 28, 2025, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of April 5, 2026 and December 28, 2025, we had cash and cash equivalents of $88.8 million and $106.0 million, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of April 5, 2026 and December 28, 2025 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total
As of April 5, 2026
Assets:
Cash equivalents:
Money Market Funds	$62,461	$—	$—	$62,461
Corporate Notes and Debt Securities	—	5,428	—	5,428
Short-term investments:
U.S. Treasuries	—	293,824	—	293,824
Corporate Notes and Debt Securities	—	122,656	—	122,656
U.S. Government Agency Debt Securities	—	23,505	—	23,505
Long-term investments:
U.S. Treasuries	—	38,268	—	38,268
Corporate Notes and Debt Securities	—	11,845	—	11,845
U.S. Government Agency Debt Securities	—	1,991	—	1,991
Total assets measured at fair value	$62,461	$497,517	$—	$559,978

Liabilities:
Private Placement Warrants	$—	$—	$181	$181

As of December 28, 2025
Assets:
Cash equivalents:
Money Market Funds	$44,279	$—	$—	$44,279
Short-term investments:
U.S. Treasuries	—	315,581	—	315,581
Corporate Notes and Debt Securities	—	67,134	—	67,134
U.S. Government Agency Debt Securities	—	23,311	—	23,311
Long-term investments:
U.S. Treasuries	—	92,905	—	92,905
Corporate Notes and Debt Securities	—	8,044	—	8,044
U.S. Government Agency Debt Securities	—	5,861	—	5,861
Total assets measured at fair value	$44,279	$512,836	$—	$557,115

Liabilities:
Private Placement Warrants	$—	$—	$6,578	$6,578

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments	Long-term Investments
As of April 5, 2026
Money Market Funds	$62,461	$—	$—	$62,461	$62,461	$—	$—
U.S. Treasuries	332,487	—	(395)	332,092	—	293,824	38,268
Corporate Notes and Debt Securities	140,088	—	(159)	139,929	5,428	122,656	11,845
U.S. Government Agency Debt Securities	25,521	—	(25)	25,496	—	23,505	1,991
Total	$560,557	$—	$(579)	$559,978	$67,889	$439,985	$52,104
As of December 28, 2025
Money Market Funds	$44,279	$—	$—	$44,279	$44,279	$—	$—
U.S. Treasuries	408,344	142	—	408,486	—	315,581	92,905
Corporate Notes and Debt Securities	75,199	—	(21)	75,178	—	67,134	8,044
U.S. Government Agency Debt Securities	29,144	28	—	29,172	—	23,311	5,861
Total	$556,966	$170	$(21)	$557,115	$44,279	$406,026	$106,810
As of April 5, 2026, the short-term investments had contractual maturity due within one year.
Private Placement Warrants
Our liabilities are measured at fair value on a recurring basis, including 5,500,000 Private Placement Warrants outstanding that are held by Rodgers Capital, LLC (the “Sponsor”), certain of its board of directors and third-parties (the “Private Placement Warrants”). The fair value of the Private Placement Warrants is considered a Level 3 valuation and is determined using the Black-Scholes valuation model. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $10.66 per share.
As of April 5, 2026 and December 28, 2025, we had 5,500,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $0.03 per share as of April 5, 2026 and $1.20 per share as of December 28,
2025. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of December 28, 2025	$6,578
Change in fair value	(6,397)
Fair value as of April 5, 2026	$181

Private Placement Warrants
Fair value as of December 29, 2024	$28,380
Change in fair value	(15,796)
Fair value as of March 30, 2025	$12,584

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of April 5, 2026	Private Placement Warrants Outstanding as of December 28, 2025
Expected term (in years)	0.3	0.5
Expected volatility	75.2%	90.8%
Risk-free interest rate	3.7%	3.6%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of April 5, 2026, the fair values of the 2028 Convertible Senior Notes and the 2030 Convertible Senior Notes were approximately $135.1 million and $326.7 million, respectively. As of December 28, 2025, the fair values of the 2028 Convertible Senior Notes and 2030 Convertible Senior Notes were approximately $164.4 million and $359.6 million, respectively. As of April 5, 2026, we consider the fair value of the other long-term loans as approximately equal to their carrying values of $0.4 million.
Note 4. Inventory
Inventory consists of the following components (in thousands).

	As of April 5, 2026	As of December 28, 2025
Raw materials	$8,380	$6,620
Work-in-process	7,021	6,091
Finished goods	1,050	906
Total inventory	$16,451	$13,617
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
As of both April 5, 2026 and December 28, 2025, we had an immaterial amount of inventory reserve, including excess or obsolete inventory reserve.
Note 5. Leases
We have operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2026 and 2031, some of which include options to extend the leases for up to five years.
The components of lease costs were as follows (in thousands):

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Operating lease cost	$1,233	$1,112

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental lease information:

Operating leases	As of April 5, 2026	As of December 28, 2025
Weighted-average remaining lease term	4.0 years	4.8 years
Weighted-average discount rate	8.7%	8.5%
Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,299	$1,185
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of April 5, 2026 (in thousands).

Operating leases
2026 (remaining nine months)	$3,016
2027	4,074
2028	4,142
2029	3,023
2030	1,277
Thereafter	5
Total	15,537
Less: imputed interest	(1,344)
Present value of lease liabilities	$14,193
Note 6. Borrowings
Short-Term Debt
Our asset secured loans have fixed and floating interest rates with various maturity dates. From time to time, we renew our short-term loans once they reach the maturity dates. The current portion of long-term loans is recorded as short-term debt based on time remaining until maturity. As of April 5, 2026, short-term debt was $9.4 million, which comprised of $9.2 million of short-term loans with less than one-year term, and $0.2 million of the current portion of long-term loans. As of December 28, 2025, short-term debt was $9.9 million, which comprised of $9.7 million of short-term loans with less than one-year term, and $0.2 million of the current portion of long-term loans. As of April 5, 2026 and December 28, 2025, the weighted average interest rates on the short-term loans were approximately 5.0%. and 4.8%, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

	Annual Interest Rate	Maturity Date	As of April 5, 2026	As of December 28, 2025

2028 Convertible Senior Notes	3.00%	May 1, 2028	$172,500	$172,500
2030 Convertible Senior Notes	4.75%	September 15, 2030	360,000	360,000
Long-term loans
Floating rate	3.40%	June 30, 2027	135	173
Floating rate	3.40%	June 30, 2028	249	287
Total Convertible Senior Notes and other borrowings			532,884	532,960
Less: unamortized debt issuance costs			(12,504)	(13,459)
Long-term debt			520,380	519,501
Current portion of long-term debt			(220)	(230)
Long-term debt, net			$520,160	$519,271
Long-term Loans
As of April 5, 2026 and December 28, 2025, total long-term loans outstanding were $0.4 million and $0.5 million, respectively, including a current portion of the long-term loans of $0.2 million for both periods, respectively.
2030 Convertible Senior Notes
On September 15, 2025, we issued $360.0 million aggregate principal amount of convertible senior notes (the “2030 Convertible Senior Notes”), pursuant to an indenture, dated as of September 15, 2025 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2030 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 4.75% per year from September 15, 2025, and will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The 2030 Convertible Senior Notes will mature on September 15, 2030, unless earlier converted, redeemed or repurchased. For both periods ended April 5, 2026 and December 28, 2025, the total principal amount outstanding of the 2030 Convertible Senior Notes was $360.0 million.
2028 Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “2028 Convertible Senior Notes”), including $10.0 million principal amount of the 2028 Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of both periods ended April 5, 2026 and December 28, 2025, the total principal amount outstanding of the 2028 Convertible Senior Notes was $172.5 million.
The 2028 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 3.0% per year from April 20, 2023, and will be payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2028 Convertible Senior Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.
The following table summarizes the interest expenses related to the convertible senior notes and loans, which are recorded within Interest expense in the Condensed Consolidated Statements of Operations (in thousands).

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fiscal Quarter Ended
	April 5, 2026	March 30, 2025
Coupon interest	$5,933	$1,294
Amortization of debt issuance costs	954	280
Total interest expense on Convertible Senior Notes	6,887	1,574
Loan interest	121	142
Total interest expenses related to Convertible Senior Notes and loans	$7,008	$1,716

As of April 5, 2026 and December 28, 2025, we had $3.2 million and $5.8 million of accrued interest liability, respectively.
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

Debt Maturity
2026 (remaining nine months)	$165
2027	165
2028	172,554
2029	—
2030	360,000
Total gross amount of long-term debt	$532,884
Note 7. Commitments and Contingencies
Purchase Commitments
As of April 5, 2026 and December 28, 2025, our commitments included approximately $4.0 million and $5.3 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust its requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 5 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 6 “Borrowings” for more details.
Performance Obligations
As of April 5, 2026, we had $4.6 million of performance obligations, which comprised of total deferred revenue and customer order deposits. We currently expect to recognize approximately 93% of deferred revenue as revenue within the next twelve months.
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
The case is now proceeding on the one statement at issue. A hearing on the plaintiffs’ renewed motion for class certification was held and on April 21, 2026, the court denied plaintiffs’ motion for class certification. On May 5, 2026, plaintiffs filed a petition for leave to appeal the denial of class certification. Defendants will oppose that petition and any subsequent appeal, if the petition is granted.
In November 2024, a related derivative lawsuit was filed in Alameda County, California, which lawsuit has been stayed pending resolution of the securities action. In March 2026, two other derivative lawsuits were filed in the Northern District of California and the District of Delaware alleging substantially similar claims.
In September 2024, we received demands under Section 220 of the Delaware General Corporation Law for corporate books and records (“Section 220 Demand”) from two stockholders related to the foregoing matter. However, we received notice in November 2025 from one of the stockholders, and in March 2026 from the second stockholder, that they would no longer be pursuing their Section 220 Demand.
Based on information currently available, we have not recorded a liability related to these matters in our condensed consolidated financial statements as of April 5, 2026, because we cannot reasonably estimate the amount or range of potential losses.
Guarantees and Indemnifications
In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. In addition, we purchased performance bonds to guarantee our performance obligations for certain projects. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to the indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
We also have indemnification obligations to our officers and directors for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we have

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
director and officer insurance that may enable us to recover a portion of any amounts paid for future potential claims. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities relating to these obligations for the periods presented.
Note 8. Treasury Stock and Warrants
Common Stock Repurchase Plan
In June 2025, our Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $60.0 million worth of shares of our common stock (the “Repurchase Plan”), of which $58.4 million was used to repurchase stock during fiscal year 2025. The Repurchase Plan was to initially set to expire on December 31, 2026 and prior to its adoption, we did not have a repurchase plan in place.
In February 2026, our Board of Directors authorized us to repurchase up to an additional $75.0 million worth of shares of the Company’s common stock, $0.0001 par value per share, under the Repurchase Plan and also designated that the Repurchase Plan would no longer have an expiration date.
As of April 5, 2026 and December 28, 2025, we had $76.6 million and $1.6 million, respectively, available for repurchases of common stock under the Repurchase Plan.
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
Private Placement Warrants
The 5,500,000 Private Placement Warrants outstanding were originally issued in a private placement to the Sponsor and certain of its members on December 5, 2021. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $10.66 per share.
As of April 5, 2026 and December 28, 2025, we had 5,500,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9. Net Loss per Share
The following table sets forth the computation of our basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(38,260)	$(23,510)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock - basic and diluted	217,371,926	203,328,890

Net loss per share of common stock(1):
Basic and diluted	$(0.18)	$(0.12)
(1) As required by ASC 260, Earnings Per Share, the share and per share amounts presented in the above table for the fiscal quarter ended March 30, 2025 have been retroactively adjusted to reflect the warrant dividend issued in July 2025 (see Note 12 “Treasury Stock, Warrant Dividend and Warrants” in the Annual Report on Form 10-K for more details).
The following reconciliation table shows the effect of the warrant dividend on the previously reported shares and net loss per share amount (in thousands, except share and per share amount).

Fiscal Quarter Ended
March 30, 2025
Numerator:
Net loss attributable to common stockholders, basic and diluted (as reported)	$(23,510)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted (as reported)	191,304,975
Effect of the Warrants	12,023,915
Weighted-average shares of common stock outstanding, basic (as adjusted)	203,328,890

Net loss per share of common stock:
Basic and diluted (as reported)	$(0.12)
Basic and diluted (as adjusted)	(0.12)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Stock options outstanding	1,157,854	1,656,430
Restricted stock units and performance restricted stock units outstanding	16,381,270	10,292,573
Assumed conversion of Convertible Senior Notes	43,171,560	11,053,800
Private Placement Warrants outstanding	5,500,000	5,500,000
Employee stock purchase plan estimated shares	318,714	238,368

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
In general, we recognize stock-based compensation expense on a straight-line basis over the requisite service period and record forfeitures as they occur. For PRSUs, we use the graded vesting method to calculate the stock-based compensation expense. At each reporting period, we recognize and adjust the stock-based compensation expense based on its probability assessment in meeting its PRSUs' performance conditions.
Stock-based Compensation Expense
The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Condensed Consolidated Statements of Operations for the periods presented below (in thousands).

	Fiscal Quarters Ended
	April 5, 2026	March 30, 2025
Cost of revenue	$445	$121
Research and development	5,070	6,355
Selling, general and administrative	6,250	5,538
Total stock-based compensation expense	$11,765	$12,014
For the fiscal quarter ended April 5, 2026, we capitalized $0.4 million of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. No amounts of stock-based compensation were capitalized as property and equipment for the fiscal quarter ended March 30, 2025. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, we accrued $2.0 million of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of April 5, 2026.
As of April 5, 2026, there was approximately $104.9 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.9 years. As of April 5, 2026, there was approximately $0.4 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 1.09 years.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarizes stock option activities for the fiscal year-to-date ended April 5, 2026 (in thousands, except share, per share and contractual life amounts).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of December 29, 2025	1,206,554	$9.69	5.2	$219,125
Exercised	(4,730)	0.05
Forfeited	(43,970)	9.81
Balances as of April 5, 2026	1,157,854	$9.72	5.0	$97
Vested and expected to vest at April 5, 2026	1,157,855	$9.72	5.0	$97
Vested and exercisable at April 5, 2026	1,147,535	$9.72	5.0	$97
Unvested and exercisable at April 5, 2026	8,860	$9.26	5.0	$—

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of April 5, 2026 represents the value of our closing stock price at $5.06 on the last trading day of the quarter ended April 5, 2026 in excess of the exercise price multiplied by the number of options outstanding.

Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal year-to-date ended April 5, 2026 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of December 29, 2025	10,336,628	$8.75	2,047,638	$7.51
Granted	4,957,967	5.09	2,235,107	4.97
Vested	(1,282,956)	9.10	—	—
Forfeited	(1,020,526)	10.17	(892,588)	7.42
Issued and unvested shares outstanding as of April 5, 2026	12,991,113	$7.20	3,390,157	$5.93
Note 11. Related Parties
Employment Relationship
As of April 5, 2026, we employed one family member of our Chief Executive Officer, who assists with sales in North America.
Affiliate Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of the 2028 Convertible Senior Notes, which included $10.0 million principal amount of the Affiliate Notes that were issued to an entity affiliated with Thurman John “T.J.” Rodgers, our Chairman, in a concurrent private placement. The Affiliate Notes were recorded in Long-term debt, net on our Condensed Consolidated Balance Sheets. See Note 6 “Borrowings” for more information.
For both the fiscal quarters ended April 5, 2026 and March 30, 2025, we recorded an immaterial amount of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12. Subsequent Events
In April 2026, we entered into a renewal of tenancy agreement with the landlord of our Fab2 facility. The renewal provides for a term of one year commencing August 1, 2026 and expiring July 31, 2027, with monthly rental payments of approximately RM 962,267 (approximately $0.2 million U.S. dollars per month at current exchange rates). In connection with the renewal, the Company is required to pay an additional security deposit of RM 767,938.30, bringing the total security deposit to RM 2,886,801.30. The renewal is subject to the consent of the Penang Development Corporation and other applicable Malaysian regulatory authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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

Advanced smartphone qualification and commercialization efforts. Advanced smartphone qualification is progressing with our lead smartphone Original Equipment Manufacturer (“OEM”) customer, Honor, and a second smartphone OEM. We have aligned with our lead customer on utilizing a silicon-specific evaluation framework for cycle-life testing that we believe better reflects real-world usage conditions for silicon-anode batteries than legacy testing methods. A second smartphone OEM customer has also aligned with the removal of select legacy requirements for silicon-anode batteries and we are in discussions on a replacement qualification framework expected to be consistent with the foregoing silicon-specific evaluation framework. These updated protocols increase testing rigor and duration rather than reduce qualification requirements. However, the ultimate timing on such qualification is outside of our control, and there can be no assurance as to when qualification will be completed.
Expanded customer engagement and commercial traction across end markets. Our engagement with customers continues to expand across AI-powered applications requiring high energy density in compact form factors. We have commenced early production and initial shipments of our smart eyewear platform, representing our first scaled commercial proof point for our 100% silicon-anode architecture.

We have also secured additional design wins in defense, drone, and industrial applications, with deployments expected to begin in 2027. Our global pipeline for products manufactured in South Korea has grown to more than $130 million as of the end of the first quarter of 2026, driven primarily by increased demand in drone applications, where demand for high-performance, non-China supply continues to outpace available Western supply. Our revenue remains concentrated in a small number of South Korean defense customers, and therefore the loss of any such customer would have a material impact on our revenues in the near term. Furthermore, this concentration also exposes us to risks specific to defense procurement, including Korean government budget cycles, procurement decisions, program cancellations or deferrals, and geopolitical factors affecting the Korean Peninsula and broader Northeast Asia region. Changes in South Korean defense priorities or reductions in procurement budgets for unmanned systems, drone platforms, subsea applications, or other programs utilizing our batteries could materially reduce demand from our primary customer base.
Advanced technology development roadmap. We produced our initial AI-2 engineering samples for smart eyewear applications incorporating EX-3M technology innovations, which are expected to deliver more than 20% improved volumetric energy density relative to our AI-1 product. Customer sampling is planned for the second quarter of 2026, with initial commitments from several leading technology companies. We anticipate that these EX-3M innovations will support performance gains for future smartphone batteries. To further support defense, drone, and industrial customers, we are also launching our “Mission Execution” platform (MX-1), a silicon-enhanced battery product line designed for high-performance applications, including aerial drones. We are targeting an MX-2 version of this line in 2027, with a goal of continuing to increase energy density.
Improved manufacturing readiness and execution. We are continuing to advance execution at Fab2 in Malaysia, achieving step-level yields of approximately 80% in Zone 1 dicing operations, with yields in most other production zones nearing or exceeding 90%. We have implemented a hybrid dicing configuration strategy combining laser and mechanical processes to improve throughput and support increasing production volumes as commercialization progresses. Fab2 has not yet produced smartphones at commercial volume, and the transition to high-volume manufacturing involves execution risks that remain unresolved. Capital expenditure payments are expected to increase materially in the future quarters primarily attributable to the settlement of previously deferred Fab2 equipment invoices and initial funding commitments associated with the South Korea capacity expansion initiative.
Delivered strong revenue growth and continued gross margin improvement. First quarter 2026 revenue of $7.6 million increased 49% year-over-year, driven primarily by defense and industrial shipments. Gross margin improved to 20.4% in the first quarter of 2026, up from 5.1% in the first quarter of 2025, representing our sixth consecutive quarter of positive gross profit. Gross margins are subject to fluctuation from period to period based on product mix, as shipments across defense, industrial, and consumer applications carry different margin profiles.
Maintained solid liquidity while investing in growth. Net cash used in operating activities was $33.1 million for the first quarter of 2026, compared to $16.9 million in the first quarter of 2025, reflecting investments in manufacturing scale-up, inventory build in South Korea, the timing of the semi-annual convertible note interest payment, and working capital movements. We ended the quarter with approximately $582.7 million in cash, cash equivalents, and investments to support ongoing qualification and commercialization activities.
Access to Capital. Assuming we do not experience any significant delays in the research and development and manufacturing of our products or any deterioration in our capital efficiency, we believe we will meet our longer-term expected future cash requirements and obligations. We believe we will be able to do this through a combination of available cash, cash equivalents, investments and future debt financings, projected revenues and access to other public or private equity offerings and potential strategic arrangements.

Global Risks. Our manufacturing operations in Malaysia and South Korea, and our supply chain for raw materials and components, are subject to evolving trade policies, tariffs, export restrictions, and geopolitical tensions. We face risks related to significant changes in United States trade policy, including tariffs on products imported from China and other countries and potential retaliatory actions by those countries. Escalating geopolitical tensions, changes in tariff regimes affecting components sourced from or processed in China, or disruptions to our Malaysia-based manufacturing operations could increase our cost of production and adversely affect our margins and competitive position. Although we do not currently anticipate a material change in risk to our near-term outlook from the existing trade environment, the extent and future outcome of these global risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations, and cash flows.

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
To date, research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians, as well as costs associated with the expansion and ramp up of our engineering and manufacturing facility, materials and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of batteries and required process engineering to meet customer specifications, we anticipate that research and development expenses will continue to increase as we expand hiring of scientists, engineers and technicians and continue to invest in additional plant and equipment for product development, building prototypes and testing of batteries. We have a research and development center in India to focus on developing machine learning algorithms, battery modeling, material screening and electrolyte optimization. We also have a research and development team in Malaysia.
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

Results of Operations
Comparison of the fiscal quarter ended April 5, 2026 to the fiscal quarter ended March 30, 2025
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Quarters Ended		Change ($)	Change (%)
	April 5 2026	March 30 2025
Revenue:
Product revenue	$7,600	$5,098	$2,502	49%
Revenue	7,600	5,098	2,502	49%
Cost of revenue:
Product cost	6,048	4,837	1,211	25%
Cost of revenue	6,048	4,837	1,211	25%
Gross profit	1,552	261	1,291	495%
Operating expenses:
Research and development	26,528	25,929	599	2%
Selling, general and administrative	18,919	16,892	2,027	12%
Total operating expenses	45,447	42,821	2,626	6%
Loss from operations	(43,895)	(42,560)	(1,335)	3%
Other income (expense):
Change in fair value of common stock warrants	6,397	15,796	(9,399)	(60)%
Interest income	5,776	2,434	3,342	137%
Interest expense	(7,008)	(1,716)	(5,292)	308%
Other income, net	343	2,353	(2,010)	(85)%
Total other income (expense), net	5,508	18,867	(13,359)	(71)%
Loss before income tax benefit	(38,387)	(23,693)	(14,694)	62%
Income tax benefit	(129)	(162)	33	(20)%
Net loss	$(38,258)	$(23,531)	$(14,727)	63%

Revenue
Revenue for the fiscal quarter ended April 5, 2026 was $7.6 million, compared to $5.1 million for the fiscal quarter ended March 30, 2025. The increase in revenue of $2.5 million, or 49%, was principally due to increased product shipments from our South Korea facility to defense contractors, industrial customers, and consumer electronics customers.
As of April 5, 2026 and December 28, 2025, we had $4.6 million and $5.3 million of deferred revenue on our Condensed Consolidated Balance Sheets, respectively.
Cost of Revenue
Cost of revenue for the fiscal quarter ended April 5, 2026 was $6.0 million, compared to $4.8 million for the fiscal quarter ended March 30, 2025. The increase in cost of revenue of $1.2 million, or 25%, was primarily attributable to higher production volume during the fiscal quarter ended April 5, 2026.
Research and Development Expenses
Research and development (“R&D”) expenses during the fiscal quarter ended April 5, 2026 were $26.5 million, compared to $25.9 million during the fiscal quarter ended March 30, 2025. The increase of $0.6 million, or 2%, was primarily attributable to higher depreciation expense of $0.8 million related to the assets placed into service for Fab2 and assets acquired from SolarEdge Technology Korea in the second fiscal quarter of 2025, as well as higher materials and tooling expenses of $1.0 million to support the build-out of Fab2. These increases were offset by a decrease of $1.0 million in stock-based compensation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal quarter ended April 5, 2026 were $18.9 million, compared to $16.9 million for the fiscal quarter ended March 30, 2025. The increase of $2.0 million, or 12%, was primarily attributable to a $1.2 million increase of stock-based compensation expense, $0.6 million in professional fees and higher depreciation expense of $0.4 million related to the assets acquired from SolarEdge Technology Korea in the second fiscal quarter of 2025. These increases were partially offset by a one-time property tax refund of $0.6 million resulted from a county audit concluded during fiscal quarter ended April 5, 2026.
Change in Fair Value of Common Stock Warrants
For the fiscal quarter ended April 5, 2026, the change in fair value of common stock warrants of $6.4 million was mainly attributable to a decrease in the fair value of the 5,500,000 Private Placement Warrants (as defined in Note 3 “Fair Value Measurement” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). For the fiscal quarter ended March 30, 2025, the change in fair value of common stock warrants of $15.8 million was attributable to a decrease in the fair value of the 5,500,000 Private Placement Warrants.
The decrease in fair value of the Private Placement Warrants in each of these periods was primarily due to a decrease in our common stock price during the respective fiscal quarter.
Interest Income
Interest income for fiscal quarter ended April 5, 2026 was $5.8 million, compared to $2.4 million during the fiscal quarter ended March 30, 2025. The increase of $3.3 million, or 137%, was primarily attributable to higher average cash balance and yields earned on short-term and long-term investments.
Interest Expense
Interest expense for the fiscal quarter ended April 5, 2026 was $7.0 million, compared to $1.7 million for the fiscal quarter ended March 30, 2025. The increase of $5.3 million, or 308%, was primarily attributable to the issuance of additional convertible senior notes in the third fiscal quarter of 2025.
Other Income, Net
Other income, net for the fiscal quarter ended April 5, 2026 was $0.3 million, which primarily consisted of foreign currency loss resulting from the strengthening of Malaysian ringgit as compared to the U.S. dollar, offset by a weakening of the South Korean won.
Other income, net for the fiscal quarter ended March 30, 2025 was $2.4 million, which primarily consists of a one-time import duty forgiveness of $2.4 million.
Income Tax Benefit
Income tax benefit for the fiscal quarter ended April 5, 2026 was $0.1 million compared to an income tax benefit of $0.2 million for fiscal quarter ended March 30, 2025. The tax benefit was calculated based on the estimated annual effective tax rate. The decrease of $0.1 million in tax benefit was primarily attributable to lower income tax benefit on the losses generated from certain foreign jurisdictions.

Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through April 5, 2026 and expect to continue to incur operating losses for the foreseeable future. As of April 5, 2026, we had cash, cash equivalents, restricted cash, and short-term and long-term investments of $582.7 million, working capital of $507.6 million and an accumulated deficit of $1.02 billion.
Material Cash Requirements
We use cash to fund operations, meet working capital requirements and fund our capital expenditures. For the remainder of fiscal year 2026, we expect that our cost of revenues and operating expenses will continue to increase as we ramp up our Fab2 operations.
For the fiscal year-to-date ended April 5, 2026, we used $3.2 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.
Based on the anticipated spending and timing of expenditures to support operational development and market expansion, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents, operating cash flow improvement as revenue scales, and access to debt or equity capital markets. As of April 5, 2026, $76.6 million remained available under the Company’s share repurchase program and the Company intends to evaluate repurchase activity on an opportunistic basis while prioritizing liquidity to support operational growth. We have made our estimates based on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Quarters Ended		Change ($)
	April 5 2026	March 30 2025
Net cash used in operating activities	$(33,072)	$(16,907)	$(16,165)
Net cash provided by (used in) investing activities	18,330	(64,371)	82,701
Net cash used in financing activities	(2,458)	(1,491)	(967)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(147)	(228)	81
Change in cash, cash equivalents, and restricted cash	$(17,347)	$(82,997)	$65,650
Fiscal Quarter Ended April 5, 2026 Compared to Prior Fiscal Quarter Ended March 30, 2025
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of operating expenses as we continue to ramp up our Fab2 operations. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.
Net cash used in operating activities was $33.1 million for the fiscal quarter ended April 5, 2026. Net cash used in operating activities consisted of a net loss of $38.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $6.4 million, stock-based compensation expense of $11.8 million and depreciation and amortization expense, net of accretion of $9.4 million.
Net cash used in operating activities was $16.9 million for the fiscal quarter ended March 30, 2025. Net cash used in operating activities consisted of a net loss of $23.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $15.8 million, stock-based compensation expense of $12.0 million and depreciation and amortization expense, net of accretion on investments of $8.4 million.

Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of property and equipment, as well as purchases of short-term and long-term investments. We expect the costs to acquire property and equipment will increase in the future as we continue to build-out our Fab2 facility, evaluate additional or alternative manufacturing capacity options and develop our battery manufacturing production lines in Malaysia.
Net cash provided by investment activities was $18.3 million for the fiscal quarter ended April 5, 2026, which primarily consisted of maturities of $125.0 million of investments, partially offset by $3.2 million of equipment purchases and $103.5 million of investment purchases.
Net cash used by investing activities for the fiscal quarter ended March 30, 2025 was $64.4 million, which primarily consisted of $6.3 million of equipment purchases and $58.1 million of short-term investment purchases.
Financing Activities
Net cash used in financing activities was $2.5 million for the fiscal quarter ended April 5, 2026, which primarily consisted of $1.7 million of payroll tax payments for shares withheld upon vesting of restricted stock units and $0.7 million used to fund the purchase of additional shares of Routejade from a minority shareholder.
Net cash used in financing activities was $1.5 million for the fiscal quarter ended March 30, 2025, which primarily consisted of $0.5 million of transaction costs related to a secondary offering in the fourth quarter of 2024, and $1.8 million of payroll tax payments for shares withheld upon vesting of restricted stock units, partially offset by $0.8 million of proceeds from the exercise of stock options to purchase our common stock.
Contractual Obligations and Commitments
As of April 5, 2026, we had $172.5 million aggregate principal amount of the 2028 Convertible Senior Notes outstanding with an interest rate of 3.0%, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased, and $360.0 million aggregate principal amount of the 2030 Convertible Senior Notes outstanding with an interest rate of 4.75%, which will mature on September 15, 2030 unless earlier converted, redeemed or repurchased. Please see Note 6 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
We lease our headquarters in Fremont, California and Malaysia, and offices in the Asia Pacific region. For the lease payment schedule, please see Note 5 “Leases” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.
The lease for our Fab2 manufacturing facility was originally scheduled to expire in July 2026, however, in April 2026, we signed a one-year renewal extending the expiration to July 31, 2027. The monthly rental payments under the terms of the lease are approximately RM962,267 (approximately $0.2 million U.S. dollars per month). See Note 12 “Subsequent Events” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further details regarding the lease renewal. The Company is evaluating its alternatives, including facility purchase, alternative manufacturing site options and further extension of the lease to support long-term operational continuity and future growth.
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of April 5, 2026, our commitments included approximately $4.0 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please See Note 7 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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

Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: valuation of the Private Placement Warrants, the impairment of long-lived assets, the net realizable value of inventory, stock-based compensation relating to performance-based restricted stock units (“PRSUs”) and income taxes. We believe that application of these critical accounting estimates involves our subjective judgments and assumptions, which have had, or are reasonably likely to have, a material impact on our condensed consolidated financial statement.
There have been no material changes to our critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K, except for the additions to the accounting policies on investments as noted in Note 2 “Summary of Significant Accounting Policies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of April 5, 2026, we had cash, cash equivalents, restricted cash, and short-term and long-term investments totaling $582.7 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term and long-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of April 5, 2026, we had $172.5 million of the 2028 Convertible Senior Notes with an annual interest rate of 3.00%, and $360.0 million of the 2030 Convertible Senior Notes with an annual interest rate of 4.75%, which accounted for approximately 98% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the fiscal year-to-date ended April 5, 2026, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of April 5, 2026, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of April 5, 2026, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 5, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
SUMMARY OF RISK FACTORS
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under Part II, Item 1A of this Quarterly Report on Form 10-Q below.
•We will need to continue to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics in order to satisfy customer requirements and stay ahead of competition over time, which is difficult and we may not be able to do.
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
Item 1A. Risk Factors
Risks Related to Our Manufacturing and Scale-Up
We will need to continue to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics in order to satisfy customer requirements and stay ahead of competition over time, which is difficult, and we may not be able to do.
Our roadmap to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics requires us to implement higher energy density materials for both cathodes and anodes, and electrolyte and separator materials. To successfully use these materials, we will have to optimize our cell designs including, but not limited to formulations, thicknesses, geometries, materials, chemistries and manufacturing tolerances and techniques. It could take us longer than we anticipate to incorporate these new materials or achieve certain cell performance specifications required by customers, particularly in instances where legacy battery testing methods may not adequately reflect real-world usage conditions for silicon-anode batteries, such as cycle life. In instances where alternative qualification frameworks are deemed necessary or certain metrics continue to show progress but do not meet required thresholds, customer acceptance may be delayed for an extended period of time, if obtained at all.
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
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. Most recently, we completed a restructuring in 2024 designed to reduce our operating costs and support our strategic goals. As part of the restructuring plan, we relocated our manufacturing operations from our Fab1 facility in Fremont, California to Malaysia, resulting in a plan of workforce reduction in the U.S., as well as significant restructuring charges associated with equipment disposals as part of the relocation. Thus, we may in the future incur material costs and charges in connection with restructuring plans and initiatives and there can be no assurance that any such plans and initiatives will be successful, or that we will be able to adequately manage our operating expenses. Any restructuring plans may adversely affect our operations and ability to recruit and retain skilled and motivated personnel, result in a loss of continuity and accumulated knowledge, or inefficiency during the transition period, and will likely require a significant amount of employees’ time and focus, all of which may divert attention away from operating and growing our business. If we fail to achieve some or all of the expected benefits of any restructuring plans, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected. For more information, see Note 15 “Restructuring Costs” of our Consolidated Financial Statements in our Annual Report on Form 10-K.
We rely on a manufacturing agreement with a Malaysia-based company for some of the facilities, procurement, and personnel needs of our operations. Changes to our relationship with such third-party contract manufacturer, expected or unexpected, may result in delays or disruptions that could harm our business. *
In July 2023, we entered into a 10-year manufacturing agreement (as amended, the “YBS Agreement”) with YBS International Berhad (“YBS”), a Malaysia-based investment holding company with operational segments including electronic manufacturing and assembly, high-precision engineering, precision machining and stamping, among others. If we are able to overcome the challenges in designing and refining our manufacturing process, we expect to operate multiple manufacturing lines, with YBS providing certain facility, staffing, and procurement support services, to meet our expected customer demands.
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
We also lease our Fab2 manufacturing facility from an affiliate of YBS under a lease that was originally scheduled to expire in July 2026. In April 2026, we signed a one-year renewal extending the expiration to July 31, 2027. We regularly evaluate alternatives, including facility purchase, alternative manufacturing site options and further extension of the lease to support long-term operational continuity and future growth. However, if we fail to secure further lease extensions or otherwise timely implement alternatives with respect to our Fab2 manufacturing facility, we may experience disruptions in the operation of Fab2.
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
•differing employment practices and laws and labor disruptions, including strikes and other work stoppages, strains on the available labor pool, labor unrest, changes in labor costs and other employment dynamics;
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
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. Our current revenue stream is derived largely from a limited number of key customers, particularly those in the defense sector. One customer, a defense subcontractor in South Korea, accounted for the majority of our total revenue for the fiscal quarter ended April 5, 2026 and fiscal year 2025. As a result of this customer concentration, our financial performance is highly sensitive to the retention, performance, and ongoing demand from our significant customers. The loss, or material reduction in business, from any significant customer, whether due to strategic shifts, sourcing decisions, financial distress, bankruptcy, or other factors, could result in a sudden and material decline in our revenue and cash flows. Moreover, the terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures, which could have a material adverse impact on our business, financial condition, and results of operations.
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
We incurred net loss attributable to Enovix of approximately $38.3 million and $23.5 million, respectively, for the fiscal quarters ended April 5, 2026 and March 30, 2025, and had an accumulated deficit of approximately 1.02 billion as of April 5, 2026. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
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
We have previously been, currently are, and may in the future be subject to litigation, such as putative class action and shareholder derivative lawsuits brought by stockholders. We may also be involved in other legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, and tax and employment matters. See Note 7 “Commitments and Contingencies” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of pending litigation.
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
As discussed elsewhere in these risk factors and in the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we are not profitable and have incurred losses in each year since our inception. We anticipate these losses will continue and likely increase as we continue our manufacturing scale up, add additional manufacturing capacity, continue commercialization and continue to operate as a public company and comply with legal, accounting and other regulatory requirements. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.
To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution, and the terms of these issued securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. We may issue debt or equity securities under our shelf registration statement filed with the SEC in August 2023, including in an at-the-market (“ATM”) offering under our ATM facility, or we may issue debt or equity securities in private transactions. For example, during the third quarter of 2025, we declared and issued a special dividend in the form of publicly-traded common stock warrants (the “Warrants”), which were distributed on or about July 21, 2025 (the “Warrant Dividend”) and raised gross proceeds of $232.1 million from the exercise of Warrants, and we issued 26,526,344 shares of our common stock in connection with the exercise of the Warrants. We also issued $360.0 million of our 2030 Convertible Senior Notes in September 2025, which are convertible into shares of our common stock (see Note 6 “Borrowings” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details).
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
The accounting method for reflecting the Convertible Senior Notes, including our Affiliate Notes (each as defined in Note 6 “Borrowings” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 218,153,440 shares of common stock outstanding as of May 8, 2026. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
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
Recent global conflicts, such as the conflicts in the Middle East and Russia’s invasion of Ukraine, have led the U.S. and certain other countries to impose significant sanctions and trade actions and have slowed down shipping options. The U.S. and other countries could impose further sanctions, trade restrictions and other retaliatory actions, and affect shipment of products. It is not possible to predict the broader consequences of the conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions taken in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflicts have in the past, and will likely continue to, materially adversely affected global trade, currency exchange rates, regional economies and the global economy. While it is difficult to anticipate the impact of any of the foregoing on the Company, such conflicts, and any similar future conflicts, including as a result of rising tensions between China and Taiwan, and actions taken in response to any conflict, could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
New or amended income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the One Big Beautiful Bill Act (OBBBA) enacted in July 2025 introduced significant changes to the federal tax code. such as restoring immediate expensing for domestic research and experimental expenses instead of capitalization and amortization over five years. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended April 5, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (in thousands, except per share data):

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands) (1) (2)
December 29, 2025 - January 25, 2026	—	$—	—	$1,615
January 26 - March 1, 2026	—	—	—	76,615
March 2 - April 5, 2026	—	—	—	76,615
Total	—		—

(1)    In June 2025, our Board of Directors approved a stock repurchase plan authorizing up to $60.0 million in common stock repurchases (the “Repurchase Plan”) which expires on December 31, 2026. Prior to the adoption of the Repurchase Plan, we did not have a repurchase plan in place. During the third quarter of 2025, we repurchased 5,437,556 shares of our common stock for $58.4 million pursuant to the Repurchase Plan. The costs for these common stock repurchases are recorded in Treasury Stock, at Cost, on our Condensed Consolidated Balance Sheet.

(2)    In February 2026, our Board of Directors authorized the repurchase up to $75.0 million worth of shares of the Company’s common stock, $0.0001 par value per share.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Insider Trading Arrangements
During the quarter ended April 5, 2026, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	April 21, 2023
4.3	Indenture, dated as of September 15, 2025, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	September 15, 2025
4.4	Form of Global Note, representing Enovix Corporation’s 4.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	10.1	September 15, 2025
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

Dated: May 13, 2026	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ryan Benton
Ryan Benton
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)