Form 10-Q
period 2026-07-05
Enovix Corp
filed 2026-08-12
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, 219,448,535 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
•ability to build and scale manufacturing lines for our lithium-ion batteries, as well as production and commercialization timelines, our ability to have adequate capacity to satisfy customer demands and the timing and expected benefits of expanding our manufacturing capacity;
•ability to meet milestones and customer acceptance of key products, such as AI-1TM and AI class products and MXTM products, as well as the market readiness of such products, and the effectiveness of our product design;
•expectations and estimations of the total addressable market for our batteries, including the demand for more energy dense batteries and the suitability of our products to address this demand, and the impact of artificial intelligence features on the demand for energy dense batteries and the suitability of our products to address this demand;
•expectations relating to the timing of customer testing, qualification, sampling and commercial introduction of smartphone products and the production and shipment of smart eyewear products, the potential growth in sales to defense customers, and expectations regarding potential customer purchases, results of safety testing and customer qualification of our products;
•expectations regarding growth and conversion of our customer pipeline, including demand for our drone, defense and industrial products and applicable government sourcing requirements;
•ability to manage our expenses and realize our cost savings goals;
•ability to manage and achieve the benefits of our restructuring efforts;
•products, technologies, technology roadmap, business model and growth strategy, including expected product performance and capabilities, commercialization opportunities, market opportunity and the expansion of our customer base;
•product strategy for our conventional lithium-ion battery products;
•ability to meet the expectations of new and current customers, including safety and qualification requirements, and our ability to achieve market acceptance for our products;
•financial performance and liquidity, including revenue from the sale of batteries and battery pack products and engineering revenue contracts, expenses and projections thereof, and the sufficiency and use of our capital resources;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	As of July 5, 2026	As of December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$33,741	$106,014
Short-term investments	442,040	406,026
Accounts receivable, net	3,097	4,421
Notes receivable, net	—	4,012
Inventory	17,520	13,617
Prepaid expenses and other current assets	9,342	8,120
Total current assets	505,740	542,210
Property and equipment, net	165,155	170,263
Long-term investments	74,430	106,810
Customer relationship intangibles and other intangibles, net	29,168	31,638
Operating lease, right-of-use assets	8,639	11,682
Goodwill	12,217	12,217
Other assets, non-current	4,270	4,155
Total assets	$799,619	$878,975
Liabilities and Equity
Current liabilities:
Accounts payable	$12,173	$17,818
Accrued expenses	11,456	13,992
Accrued compensation	7,560	6,219
Short-term debt	10,593	9,865
Deferred revenue	3,710	5,015
Warrant liability	—	6,578
Other liabilities	6,618	5,529
Total current liabilities	52,110	65,016
Long-term debt, net	520,994	519,271
Operating lease liabilities, non-current	5,893	11,244
Deferred revenue, non-current	300	300
Deferred tax liability	8,320	9,119
Other liabilities, non-current	13	14
Total liabilities	587,630	604,964
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 219,195,932 and 216,556,238 as of July 5, 2026 and December 28, 2025, respectively	23	22
Additional paid-in-capital	1,328,872	1,307,912
Treasury stock, at cost	(58,385)	(58,385)
Accumulated other comprehensive loss	(1,415)	(508)
Accumulated deficit	(1,059,150)	(977,827)
Total Enovix’s stockholders’ equity	209,945	271,214
Non-controlling interest	2,044	2,797
Total equity	211,989	274,011
Total liabilities and equity	$799,619	$878,975
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Revenue	$9,024	$7,468	$16,624	$12,566
Cost of revenue	7,722	5,526	13,770	10,363
Gross profit	1,302	1,942	2,854	2,203
Operating expenses:
Research and development	24,444	28,148	50,972	54,077
Selling, general and administrative	20,154	17,527	39,073	34,419
Total operating expenses	44,598	45,675	90,045	88,496
Loss from operations	(43,296)	(43,733)	(87,191)	(86,293)
Other income (expense):
Change in fair value of common stock warrants	181	(5,885)	6,578	9,911
Gain on bargain purchase of assets	—	4,761	—	4,761
Interest income	5,134	2,427	10,910	4,861
Interest expense	(6,521)	(1,705)	(13,529)	(3,421)
Other income (expense), net	984	(992)	1,327	1,361
Total other income (expense), net	(222)	(1,394)	5,286	17,473
Loss before income tax benefit	(43,518)	(45,127)	(81,905)	(68,820)
Income tax benefit	(441)	(861)	(570)	(1,023)
Net loss	(43,077)	(44,266)	(81,335)	(67,797)
Net gain (loss) attributable to non-controlling interest	(14)	262	(12)	241
Net loss attributable to Enovix	$(43,063)	$(44,528)	$(81,323)	$(68,038)

Net loss per share attributable to Enovix shareholders, basic and diluted(1)	$(0.20)	$(0.22)	$(0.37)	$(0.33)
Weighted average number of common shares outstanding, basic and diluted(1)	218,502,098	204,819,119	217,908,465	204,086,108
(1) As required by ASC 260, Earnings Per Share, the share and per share amounts presented in the above table for the fiscal quarter and fiscal year-to-date ended June 29, 2025 have been retroactively adjusted to reflect the warrant dividend issued in July 2025.
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Net loss	$(43,077)	$(44,266)	$(81,335)	$(67,797)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustments	95	(233)	90	(231)
Net unrealized loss on available-for-sale securities	(269)	26	(997)	(17)
Other comprehensive income (expense), net of tax	(174)	(207)	(907)	(248)
Comprehensive loss	(43,251)	(44,473)	(82,242)	(68,045)
Comprehensive income (loss) attributable to non-controlling interest	(14)	262	(12)	241
Comprehensive loss attributable to Enovix	$(43,237)	$(44,735)	$(82,230)	$(68,286)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
	Shares	Amount
Balance as of December 28, 2025	216,556,238	$22	$1,307,912	$(58,385)	$(508)	$(977,827)	$271,214	$2,797	$274,011
Net loss	—	—	—	—	—	(38,260)	(38,260)	2	(38,258)
Issuance of common stock upon exercise of stock options	4,730	—	—	—	—	—	—	—	—
RSU vested, net of shares withheld	1,137,371	—	(1,663)	—	—	—	(1,663)	—	(1,663)
Purchase of additional Routejade shares	—	—	—	—	—	—	—	(740)	(740)
Stock-based compensation	—	—	10,114	—	—	—	10,114	—	10,114
Other comprehensive loss, net	—	—	—	—	(733)	—	(733)	(1)	(734)
Balance as of April 5, 2026	217,698,339	22	1,316,363	(58,385)	(1,241)	(1,016,087)	240,672	2,058	242,730
Net loss	—	—	—	—	—	(43,063)	(43,063)	(14)	(43,077)
Issuance of common stock under employee stock purchase plan	167,535	—	938	—	—	—	938	—	938
RSUs vested, net of shares withheld	1,330,058	1	(1,719)	—	—	—	(1,718)	—	(1,718)
Stock-based compensation	—	—	13,290	—	—	—	13,290	—	13,290
Other comprehensive loss, net	—	—	—	—	(174)	—	(174)	—	(174)
Balance as of July 5, 2026	219,195,932	$23	1,328,872	$(58,385)	$(1,415)	$(1,059,150)	$209,945	$2,044	$211,989

	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
	Shares	Amount
Balance as of December 29, 2024	190,559,335	$19	$1,067,951	$—	$(143)	$(821,086)	$246,741	$2,662	$249,403
Net loss	—	—	—	—	—	(23,510)	(23,510)	(21)	(23,531)
Issuance of common stock upon exercise of stock options	81,621	—	782	—	—	—	782	—	782
RSU vested, net of shares withheld	1,074,758	—	(1,761)	—	—	—	(1,761)	—	(1,761)
Vesting of early exercised stock options	—	—	1	—	—	—	1	—	1
Repurchase of unvested restricted common stock	(597)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,931	—	—	—	12,931	—	12,931
Other comprehensive loss, net	—	—	—	—	(41)	—	(41)	—	(41)
Balance as of March 30, 2025	191,715,117	19	1,079,904	—	(184)	(844,596)	235,143	2,641	237,784
Net loss	—	—	—		—	(44,528)	(44,528)	262	(44,266)
Issuance of common stock under employee stock purchase plan	129,038	—	711		—	—	711	—	711
RSUs vested, net of shares withheld	1,113,668	—	(1,092)		—	—	(1,092)	—	(1,092)
Stock-based compensation	—	—	13,722		—	—	13,722	—	13,722
Other comprehensive loss, net	—	—	—		(207)	—	(207)	—	(207)
Balance as of June 29, 2025	192,957,823	$19	1,093,245		$(391)	$(889,124)	$203,749	$2,903	$206,652
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025
Cash flows used in operating activities:
Net loss	$(81,335)	$(67,797)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	19,406	17,277
Stock-based compensation expense	24,799	26,136
Change in fair value of common stock warrants	(6,578)	(9,911)
Gain on bargain purchase of assets	—	(4,761)
Others	(1,452)	1,405
Changes in operating assets and liabilities:
Accounts and notes receivables	5,125	(552)
Inventory	(4,249)	(5,410)
Prepaid expenses and other assets	(1,369)	1,765
Accounts payable	(3,677)	2,241
Accrued expenses and compensation	(1,660)	(5,001)
Deferred revenue	(1,328)	1,044
Deferred tax liability	(803)	(683)
Other liabilities	(1,732)	1,481
Net cash used in operating activities	(54,853)	(42,766)
Cash flows from investing activities:
Purchase of property and equipment	(12,844)	(14,243)
Payment for business acquisition	—	(10,000)
Purchases of investments	(230,074)	(85,473)
Maturities of investments	227,580	18,627
Net cash used in investing activities	(15,338)	(91,089)
Cash flows from financing activities:
Proceeds from loan borrowing	1,300	—
Proceeds from issuance of common stock under employee stock purchase plan	938	711
Payroll tax payments for shares withheld upon vesting of RSUs	(3,382)	(2,853)
Purchase of Routejade shares from non-controlling interest	(740)	—
Repayment of debt	(108)	(813)
Proceeds from the exercise of stock options	—	782
Payments of transaction costs related to common stock issuance	—	(512)
Net cash used in financing activities	(1,992)	(2,685)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(202)	(102)
Change in cash, cash equivalents, and restricted cash	(72,385)	(136,642)
Cash and cash equivalents and restricted cash, beginning of period	107,979	274,691
Cash and cash equivalents and restricted cash, end of period	$35,594	$138,049

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025
Supplemental cash flow disclosure:
Cash paid for interest	$11,377	$2,971
Cash paid for income taxes	103	190
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	6,887	7,072
The following presents our cash, cash equivalents and restricted cash by category in the Condensed Consolidated Balance Sheets:

	As of July 5, 2026	As of June 29, 2025
Cash and cash equivalents	$33,741	$135,978
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	1,853	2,071
Total cash, cash equivalents, and restricted cash	$35,594	$138,049
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
Fiscal Year
Our fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31 depending on the calendar year. Accordingly, we will have a 53-week fiscal year every five or six years. Our fiscal year 2026 consists of 53 weeks, which will end on January 3, 2027, while our fiscal year 2025 consisted of 52 weeks, which ended on December 28, 2025. All period references are to the fiscal periods unless otherwise indicated.
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
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through July 5, 2026 and expect to incur operating losses for the foreseeable future. As of July 5, 2026, we had working capital of $453.6 million and an accumulated deficit of $1.06 billion. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for our future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the fiscal quarter and fiscal year-to-date ended July 5, 2026 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of December 28, 2025 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (“Annual Report on Form 10-K”).
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2. Summary of Significant Accounting Policies
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies disclosed in Note 2 “Summary of Significant Accounting Policies,” of the notes to the consolidated financial statements for the fiscal year ended December 28, 2025, included in Part II, Item 8 of our Annual Report on Form 10-K.
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
The following table summarizes the revenues by geographic areas based on the billing location of the customers (in thousands).

	Fiscal Quarters Ended				Fiscal Years-to-Date Ended
	July 5, 2026		June 29, 2025		July 5, 2026		June 29, 2025
	$	%	$	%	$	%	$	%
South Korea	$6,281	70%	$5,128	69%	$11,507	69%	$7,539	60%
Switzerland	1,350	15%	919	12%	2,400	14%	2,301	18%
Other*	1,393	15%	1,421	19%	2,717	17%	2,726	22%
Total	9,024	100%	7,468	100%	16,624	100%	12,566	100%
* No other country represented more than 10% of revenue for the periods presented.
The following table summarizes our significant customers.

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Customer A	65%	64%	63%	55%
Customer B	15%	12%	14%	18%
No other customer represented more than 10% of revenue for the periods presented.

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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of July 5, 2026 and December 28, 2025, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of July 5, 2026 and December 28, 2025, we had cash and cash equivalents of $33.7 million and $106.0 million, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of July 5, 2026 and December 28, 2025 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total
As of July 5, 2026
Assets:
Cash equivalents:
Money Market Funds	$12,853	$—	$—	$12,853
Short-term investments:
U.S. Treasuries	—	238,346	—	238,346
Corporate Notes and Debt Securities	—	178,392	—	178,392
U.S. Government Agency Debt Securities	—	25,302	—	25,302
Long-term investments:
U.S. Treasuries	—	54,982	—	54,982
Corporate Notes and Debt Securities	—	9,511	—	9,511
U.S. Government Agency Debt Securities	—	9,937	—	9,937
Total assets measured at fair value	$12,853	$516,470	$—	$529,323

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total
As of December 28, 2025
Assets:
Cash equivalents:
Money Market Funds	$44,279	$—	$—	$44,279
Short-term investments:
U.S. Treasuries	—	315,581	—	315,581
Corporate Notes and Debt Securities	—	67,134	—	67,134
U.S. Government Agency Debt Securities	—	23,311	—	23,311
Long-term investments:
U.S. Treasuries	—	92,905	—	92,905
Corporate Notes and Debt Securities	—	8,044	—	8,044
U.S. Government Agency Debt Securities	—	5,861	—	5,861
Total assets measured at fair value	$44,279	$512,836	$—	$557,115

Liabilities:
Private Placement Warrants	$—	$—	$6,578	$6,578

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments	Long-term Investments
As of July 5, 2026
Money Market Funds	$12,853	$—	$—	$12,853	$12,853	$—	$—
U.S. Treasuries	293,879	—	(551)	293,328	—	238,346	54,982
Corporate Notes and Debt Securities	188,119	—	(216)	187,903	—	178,392	9,511
U.S. Government Agency Debt Securities	35,320	—	(81)	35,239	—	25,302	9,937
Total	$530,171	$—	$(848)	$529,323	$12,853	$442,040	$74,430
As of December 28, 2025
Money Market Funds	$44,279	$—	$—	$44,279	$44,279	$—	$—
U.S. Treasuries	408,344	142	—	408,486	—	315,581	92,905
Corporate Notes and Debt Securities	75,199	—	(21)	75,178	—	67,134	8,044
U.S. Government Agency Debt Securities	29,144	28	—	29,172	—	23,311	5,861
Total	$556,966	$170	$(21)	$557,115	$44,279	$406,026	$106,810
As of July 5, 2026, the short-term investments had contractual maturity due within one year.
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
As of July 5, 2026 and December 28, 2025, we had 5,500,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $0.00 per share as of July 5, 2026 and $1.20 per share as of December 28,
2025. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of December 28, 2025	$6,578
Change in fair value	(6,578)
Fair value as of July 5, 2026	$—

Private Placement Warrants
Fair value as of December 29, 2024	$28,380
Change in fair value	(9,911)
Fair value as of June 29, 2025	$18,469

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

	Private Placement Warrants Outstanding as of July 5, 2026	Private Placement Warrants Outstanding as of December 28, 2025
Expected term (in years)	0.0	0.5
Expected volatility	76.3%	90.8%
Risk-free interest rate	3.7%	3.6%
Expected dividend rate	0.0%	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of July 5, 2026, the fair values of the 2028 Convertible Senior Notes and the 2030 Convertible Senior Notes were approximately $165.1 million and $292.3 million, respectively. As of December 28, 2025, the fair values of the 2028 Convertible Senior Notes and 2030 Convertible Senior Notes were approximately $164.4 million and $359.6 million, respectively. As of July 5, 2026, we consider the fair value of the other long-term loans as approximately equal to their carrying values of $0.3 million.
Note 4. Inventory
Inventory consists of the following components (in thousands).

	As of July 5, 2026	As of December 28, 2025
Raw materials	$9,045	$6,620
Work-in-process	7,168	6,091
Finished goods	1,307	906
Total inventory	$17,520	$13,617
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
As of July 5, 2026 and December 28, 2025, we had inventory reserves of $1.3 million and $0.7 million, respectively, including excess or obsolete inventory reserves.
Note 5. Leases
We have operating lease agreements primarily for offices and manufacturing spaces located in various locations with lease periods expiring between 2027 and 2031, some of which include options to extend the leases for up to five years.
The Company, through its wholly owned subsidiary Enovix Malaysia Sdn. Bhd. (“Enovix Malaysia”), leases manufacturing facilities in Penang, Malaysia under a tenancy agreement originally entered into in December 2023, as subsequently expanded by two supplemental lease agreements entered into in October 2024 and November 2025 for additional space within the same facility. The original tenancy agreement included an option to renew for an additional three-year term, which the Company had previously determined it was reasonably certain to exercise; accordingly, the original lease term used to measure the operating lease liability and right-of-use (“ROU”) asset extended through July 31, 2029.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In April 2026, Enovix Malaysia and the landlord executed a renewal agreement (the “Renewal Agreement”) that renewed the tenancy for a one-year term commencing August 1, 2026 and expiring July 31, 2027, rather than the three-year renewal term previously assumed. Monthly rental payment is approximately RM962,267 (approximately $0.2 million U.S. dollars at current exchange rates). The Renewal Agreement covers the same premises previously leased.
The Company evaluated the Renewal Agreement under ASC 842, Leases, and concluded that it represents a modification of the existing lease that is not accounted for as a separate contract, because it does not grant the Company an additional right-of-use. As a result, the Company reassessed the lease term and concluded it is no longer reasonably certain to exercise a renewal option beyond July 31, 2027. Accordingly, the Company remeasured the operating lease liability and corresponding ROU asset using the revised lease term ending July 31, 2027. This remeasurement resulted in a decrease of approximately $2.1 million to the ROU asset and $3.1 million to the operating lease liability. Since the lease is denominated in Malaysian Ringgit, a foreign exchange gain of $1.0 million was recognized in earnings for the fiscal year-to-date July 5, 2026. The lease continues to be classified as an operating lease.
The components of lease costs were as follows (in thousands):

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Operating lease cost	$1,366	$1,078	$2,599	$2,190
Supplemental lease information:

Operating leases	As of July 5, 2026	As of December 28, 2025
Weighted-average remaining lease term	3.4 years	4.1 years
Weighted-average discount rate	7.7%	8.5%
Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,562	$2,284

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of July 5, 2026 (in thousands).

Operating leases
2026 (remaining six months)	$2,391
2027	3,746
2028	2,139
2029	1,858
2030	1,270
Thereafter	5
Total	11,409
Less: imputed interest	(1,278)
Present value of lease liabilities	$10,131
Note 6. Borrowings
Short-Term Debt
Our asset secured loans have fixed and floating interest rates with various maturity dates. From time to time, we renew our short-term loans once they reach the maturity dates. The current portion of long-term loans is recorded as short-term debt based on time remaining until maturity. As of July 5, 2026, short-term debt was $10.6 million, which comprised of $10.4 million of short-term loans with less than one-year term, and $0.2 million of the current portion of long-term loans. As of December 28, 2025, short-term debt was $9.9 million, which comprised of $9.7 million of short-term loans with less than one-year term, and $0.2 million of the current portion of long-term loans. As of July 5, 2026 and December 28, 2025, the weighted average interest rates on the short-term loans were approximately 5.1% and 4.8%, respectively.
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

	Annual Interest Rate	Maturity Date	As of July 5, 2026	As of December 28, 2025

2028 Convertible Senior Notes	3.00%	May 1, 2028	$172,500	$172,500
2030 Convertible Senior Notes	4.75%	September 15, 2030	360,000	360,000
Long-term loans
Floating rate	3.40%	June 30, 2027	108	173
Floating rate	3.40%	June 30, 2028	216	287
Total Convertible Senior Notes and other borrowings			532,824	532,960
Less: unamortized debt issuance costs			(11,614)	(13,459)
Long-term debt			521,210	519,501
Current portion of long-term debt			(216)	(230)
Long-term debt, net			$520,994	$519,271

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-term Loans
As of July 5, 2026 and December 28, 2025, total long-term loans outstanding were $0.3 million and $0.5 million, respectively, including a current portion of the long-term loans of $0.2 million for both periods, respectively.
2030 Convertible Senior Notes
On September 10, 2025, we issued $360.0 million aggregate principal amount of convertible senior notes (the “2030 Convertible Senior Notes”), pursuant to an indenture, dated as of September 15, 2025 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2030 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 4.75% per year from September 15, 2025, and are payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The 2030 Convertible Senior Notes will mature on September 15, 2030, unless earlier converted, redeemed or repurchased. For both periods ended July 5, 2026 and December 28, 2025, the total principal amount outstanding of the 2030 Convertible Senior Notes was $360.0 million.
2028 Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.0% convertible senior notes due 2028 (the “2028 Convertible Senior Notes”), including $10.0 million principal amount of the 2028 Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of both periods ended July 5, 2026 and December 28, 2025, the total principal amount outstanding of the 2028 Convertible Senior Notes was $172.5 million.
The 2028 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 3.0% per year from April 20, 2023, and are payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2028 Convertible Senior Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.
The following table summarizes the interest expenses related to the convertible senior notes and loans, which are recorded within interest expense in the Condensed Consolidated Statements of Operations (in thousands).

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Coupon interest	$5,509	$1,294	$11,442	$2,588
Amortization of debt issuance costs	890	283	1,844	563
Total interest expense on Convertible Senior Notes	6,399	1,577	13,286	3,151
Loan interest	122	128	243	270
Total interest expenses related to Convertible Senior Notes and loans	$6,521	$1,705	$13,529	$3,421

As of July 5, 2026 and December 28, 2025, we had $6.1 million and $5.8 million of accrued interest liability, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

Debt Maturity
2026 (remaining six months)	$108
2027	162
2028	172,554
2029	—
2030	360,000
Total gross amount of long-term debt	$532,824
Note 7. Commitments and Contingencies
Purchase Commitments
As of July 5, 2026 and December 28, 2025, our commitments included approximately $3.2 million and $5.3 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust its requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 5 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 6 “Borrowings” for more details.
Performance Obligations
As of July 5, 2026, we had $4.0 million of performance obligations, which comprised of total deferred revenue and customer order deposits. We currently expect to recognize approximately 93% of deferred revenue as revenue within the next twelve months.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The case is now proceeding on the one statement at issue. A hearing on the plaintiffs’ renewed motion for class certification was held and on April 21, 2026, the court denied plaintiffs’ motion for class certification. On May 5, 2026, the plaintiffs filed a petition for leave to appeal the denial of class certification with the United States Court of Appeals for the Ninth Circuit, and the court subsequently denied the appeal.
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
Based on information currently available, we have not recorded a liability related to these matters in our condensed consolidated financial statements as of July 5, 2026, because we cannot reasonably estimate the amount or range of potential losses.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8. Treasury Stock and Warrants
Common Stock Repurchase Plan
In June 2025, our Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to $60.0 million worth of shares of our common stock (the “Repurchase Plan”), of which $58.4 million was used to repurchase stock during fiscal year 2025. The Repurchase Plan was initially set to expire on December 31, 2026 and prior to its adoption, we did not have a repurchase plan in place.
In February 2026, our Board of Directors authorized us to repurchase up to an additional $75.0 million worth of shares of the Company’s common stock, $0.0001 par value per share, under the Repurchase Plan and also designated that the Repurchase Plan would no longer have an expiration date.
As of July 5, 2026 and December 28, 2025, we had $76.6 million and $1.6 million, respectively, available for repurchases of common stock under the Repurchase Plan.
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
As of July 5, 2026 and December 28, 2025, we had 5,500,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information. The Private Placement Warrants were unexercised and expired on July 14, 2026.
Note 9. Net Loss per Share
The following table sets forth the computation of our basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(43,063)	$(44,528)	$(81,323)	$(68,038)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock - basic and diluted(1)	218,502,098	204,819,119	217,908,465	204,086,108

Net loss per share of common stock:
Basic and diluted(1)	$(0.20)	$(0.22)	$(0.37)	$(0.33)

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

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Stock options outstanding	1,132,201	1,618,980	1,132,201	1,618,980
Restricted stock units and performance restricted stock units outstanding	15,385,038	14,954,849	15,385,038	14,954,849
Assumed conversion of Convertible Senior Notes	43,171,560	11,053,800	43,171,560	11,053,800
Private Placement Warrants outstanding	5,500,000	5,500,000	5,500,000	5,500,000
Employee stock purchase plan estimated shares	166,059	296,202	166,059	296,202
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
In general, we recognize stock-based compensation expense on a straight-line basis over the requisite service period and record forfeitures as they occur. For PRSUs, we use the graded vesting method to calculate the stock-based compensation expense. At each reporting period, we recognize and adjust the stock-based compensation expense based on our probability assessment in meeting our PRSUs' performance conditions.
Stock-based Compensation Expense
The following table summarizes the total stock-based compensation expense, by operating expense category, recognized in the Condensed Consolidated Statements of Operations for the periods presented below (in thousands).

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Cost of revenue	$490	$356	$935	$477
Research and development	4,620	6,941	9,690	13,296
Selling, general and administrative	7,924	6,825	14,174	12,363
Total stock-based compensation expense	$13,034	$14,122	$24,799	$26,136
For the fiscal year-to-date ended July 5, 2026 and June 29, 2025, we capitalized $0.7 million and $0.2 million, respectively, of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, we accrued $2.1 million of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of July 5, 2026.
As of July 5, 2026, there was approximately $96.1 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.8 years. As of July 5, 2026, there was approximately $0.5 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 0.98 years.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarizes stock option activities for the fiscal year-to-date ended July 5, 2026 (in thousands, except share, per share and contractual life amounts).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of December 29, 2025	1,206,554	$9.69	5.2	$219
Exercised	(4,730)	0.05
Forfeited	(69,623)	8.81
Balances as of July 5, 2026	1,132,201	$9.78	4.4	$99
Vested and expected to vest at July 5, 2026	1,132,201	$9.78	4.4	$99
Vested and exercisable at July 5, 2026	1,131,367	$9.77	4.4	$99
Unvested and exercisable at July 5, 2026	834	$17.99	0.3	$—

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of July 5, 2026 represents the value of our closing stock price at $5.36 on the last trading day of the quarter ended July 5, 2026 in excess of the exercise price multiplied by the number of options outstanding.

Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal year-to-date ended July 5, 2026 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of December 29, 2025	10,336,628	$8.75	2,047,638	$7.51
Granted	6,078,478	5.45	2,230,318	5.14
Vested	(2,856,396)	8.37	(16,748)	8.25
Forfeited	(1,489,300)	9.43	(945,580)	7.35
Issued and unvested shares outstanding as of July 5, 2026	12,069,410	$7.09	3,315,628	$5.99
Note 11. Related Parties
Employment Relationship
As of July 5, 2026, we employed one family member of our Chief Executive Officer, who assists with sales in North America.
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

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For both the fiscal quarters ended July 5, 2026 and June 29, 2025 and the fiscal years-to-date ended July 5, 2026 and June 29, 2025, we recorded an immaterial amount of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations.

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
To date, we have concentrated our operational efforts on researching, developing and commercializing the next generation technology behind our silicon-anode lithium-ion battery cell architecture. We recently launched the AI-1TM product platform, our Artificial Intelligence ClassTM batteries for the next generation of mobile smartphones, smart eyewear and other AI-enabled devices that require significantly higher total energy storage and power to perform AI functions locally. We also serve customers in defense and industrial markets through our conventional and silicon-blended graphite battery products across a range of battery sizes and configurations optimized for high discharge rate applications, such as drones, subsea and munitions defense systems.
Drones represent a priority area of focus for us, as we believe our products provide a strong competitive advantage for serving customers that are increasingly prioritizing higher energy density, extended flight time, and supply-chain diversification. To support this anticipated growth, we have invested in additional capacity in our facility and launched MX-1, our first silicon-enhanced product platform, which is designed for rugged applications requiring rapid discharge and high gravimetric energy density. Finally, in addition to the smartphone, smart eyewear and defense and industrial markets, we are pursuing deployment of our technology across other edge-AI applications, as well as computing and EVs, among others.
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
Key Trends, Opportunities and Uncertainties
We generate revenue from the sale of batteries and battery pack products. As we continue to commercialize our battery technologies and expand our product offerings, our operating results and future growth will depend on, among other factors, the successful qualification and adoption of our products by customers, our ability to scale manufacturing efficiently, and the development of demand across our target markets. These factors present significant opportunities as well as risks and uncertainties, as described below and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
Smartphones
Advanced smartphone qualification continues with our lead smartphone original equipment manufacturer (“OEM”) customer. During the second quarter of 2026, our lead smartphone customer confirmed that our batteries passed more than 1,000 cycles under the 0.2C discharge cycle test. The final accelerated cycle-life testing is underway built around a hybrid protocol defined in close collaboration with the customer and designed for silicon-anode cells. This hybrid approach, which replaced the traditional 0.7C test used for legacy graphite batteries, consists of multiple test protocols across a range of charge and discharge conditions, with testing durations differing by variant mix. The lead customer is currently evaluating our cells, including an enhanced design, across these multiple variants. We anticipate completing this final test in the fourth quarter of 2026, with targeted system-level field testing to follow.  Our second smartphone OEM customer continues moving toward a similar qualification framework, following a path parallel to that of our lead customer. We expect to begin sample deliveries to this customer in the fourth quarter of 2026.
Smart Eyewear
In smart eyewear, we continued to make significant progress toward broader commercialization during the second quarter of 2026. Following the start of commercial production in the first quarter, we shipped approximately 2,100 silicon-anode AI-1 batteries and recognized initial smart eyewear product revenue under a customer order for 50,000 packs for delivery in 2026. We also completed key international safety certifications and customer reliability testing. The customer has since issued delivery orders for approximately 19,000 packs for third-quarter delivery, and we expect to fulfill the balance of the order in the fourth quarter of 2026, with shipment volumes expected to grow in 2027 as downstream deployments are projected to expand.
Drones, Defense and Industrial
Demand across our drone, defense and industrial end markets continued to expand during the second quarter of 2026. Our global pipeline for products manufactured at our South Korea facility grew approximately 41% to approximately $183 million, up from $130 million at the end of the first quarter, with more than half the growth driven by drone opportunities. This pipeline represents our estimate of the peak annual production value of identified design opportunities and does not represent contracted or committed revenue. The timing and extent to which these opportunities convert into revenue will depend on a number of factors, including our ability to satisfy customer qualification requirements, secure design wins and scale production to meet customer demand, and some or all of these opportunities may not ultimately result in revenue.
We believe our established manufacturing operations in South Korea position us to address demand for high-performance drone batteries that meet applicable U.S. government sourcing requirements, including under the National Defense Authorization Act (NDAA) and the Trade Agreements Act (TAA), which we expect to exceed available industry supply through the end of the decade. Subsequent to quarter end, our drone battery passed UN 38.3 transportation testing, completing a key certification required for commercial shipment, and we commenced sampling to numerous customers. We are also continuing the previously announced capacity expansion at our South Korea facility, with new capacity expected to come online in mid-2027.
Manufacturing Readiness and Technology
During the second quarter of 2026, we continued to make progress improving manufacturing execution and yields at Fab2. In smart eyewear production, substantially all process steps outside of Zone 1 achieved yields of 95% or greater, while Zone 1 dicing, which remains a key throughput driver across our smartphone and smart eyewear production lines, delivered step-level yield of approximately 84% in the second quarter, up from approximately 80% in the prior quarter. We continue to implement manufacturing improvements intended to increase throughput and reduce costs, including a hybrid dicing configuration that combines laser and mechanical dicing, as well as further simplification of the manufacturing flow. Multiple key dicing steps are expected to come online around the end of 2026. Achieving the yield, throughput and cost levels necessary to support manufacturing at scale remains an important execution priority, and the timing and expected benefits of these initiatives remain subject to manufacturing and operational risks.
In parallel with these manufacturing initiatives, we continued to advance our product and technology roadmap across our targeted end markets. We have begun customer sampling of our next-generation AI-2TM battery for smart eyewear, which is expected to deliver significantly higher volumetric energy density than AI-1. The underlying technology innovations are also expected to support a step-function in performance gains for our future smartphone batteries. We also continued to advance our technology roadmap for products manufactured at our South Korea facility, including MX-2TM, the next generation of our MX-1TM drone cell, which remains targeted for 2027.
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
Cost of Revenue
Cost of revenue includes materials, labor, depreciation and amortization expense, freight costs and other direct costs related to manufacturing our products and service contracts. Labor consists of personnel-related expenses such as salaries, benefits, and stock-based compensation. We anticipate that cost of revenue will continue to increase as we optimize and expand our production line. Gross margin may also fluctuate from period to period as our product and customer mix evolves during this early stage of commercialization.
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

Results of Operations
Comparison of the fiscal quarter and fiscal year-to-date ended July 5, 2026 to the fiscal quarter and fiscal year-to-date ended June 29, 2025
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Quarters Ended		Change ($)	Change (%)	Fiscal Years-to-Date Ended		Change ($)	Change (%)
	July 5 2026	June 29 2025			July 5 2026	June 29 2025
Revenue	$9,024	$7,468	$1,556	21%	$16,624	$12,566	$4,058	32%
Cost of revenue	7,722	5,526	2,196	40%	13,770	10,363	3,407	33%
Gross profit	1,302	1,942	(640)	(33)%	2,854	2,203	651	30%
Operating expenses:
Research and development	24,444	28,148	(3,704)	(13)%	50,972	54,077	(3,105)	(6)%
Selling, general and administrative	20,154	17,527	2,627	15%	39,073	34,419	4,654	14%
Total operating expenses	44,598	45,675	(1,077)	(2)%	90,045	88,496	1,549	2%
Loss from operations	(43,296)	(43,733)	437	(1)%	(87,191)	(86,293)	(898)	1%
Other income (expense):
Change in fair value of common stock warrants	181	(5,885)	6,066	(103)%	6,578	9,911	(3,333)	(34)%
Gain on bargain purchase of assets	—	4,761	(4,761)	(100)%	—	4,761	(4,761)	(100)%
Interest income	5,134	2,427	2,707	112%	10,910	4,861	6,049	124%
Interest expense	(6,521)	(1,705)	(4,816)	282%	(13,529)	(3,421)	(10,108)	295%
Other income (expense), net	984	(992)	1,976	(199)%	1,327	1,361	(34)	(2)%
Total other income (expense), net	(222)	(1,394)	1,172	(84)%	5,286	17,473	(12,187)	(70)%
Loss before income tax benefit	(43,518)	(45,127)	1,609	(4)%	(81,905)	(68,820)	(13,085)	19%
Income tax benefit	(441)	(861)	420	(49)%	(570)	(1,023)	453	(44)%
Net loss	$(43,077)	$(44,266)	$1,189	(3)%	$(81,335)	$(67,797)	$(13,538)	20%

Revenue
Revenue for the fiscal quarter ended July 5, 2026 was $9.0 million, compared to $7.5 million for the fiscal quarter ended June 29, 2025. The increase in revenue of $1.6 million, or 21%, was principally from higher sales to defense customers.
Revenue for the fiscal year-to-date ended July 5, 2026 was $16.6 million, compared to $12.6 million for the fiscal year-to-date ended June 29, 2025. The increase in revenue of $4.1 million, or 32%, was primarily attributable to increased sales to defense and industrial customers.
As of July 5, 2026 and December 28, 2025, we had $4.0 million and $5.3 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal quarter ended July 5, 2026 was $7.7 million, compared to $5.5 million for the fiscal quarter ended June 29, 2025. The increase in cost of revenue of $2.2 million, or 40%, was primarily attributable to higher production volume supporting the revenue growth netted with the lower cost to produce the defense product resulting from the acquisition of assets from SolarEdge Technologies Korea, Ltd. (“SETK”) in the second fiscal quarter of 2025.
Cost of revenue for the fiscal year-to-date ended July 5, 2026 was $13.8 million, compared to $10.4 million during the prior fiscal year-to-date ended June 29, 2025. The increase in cost of revenue of $3.4 million, or 33%, was primarily attributable to higher production volume supporting the revenue growth netted with the lower costs to produce defense products resulting from the acquisition of assets from SETK in the second fiscal quarter of 2025.
As of July 5, 2026 and December 28, 2025, we had $0.9 million and $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
Research and Development Expenses
Research and development (“R&D”) expenses during the fiscal quarter ended July 5, 2026 were $24.4 million, compared to $28.1 million during the fiscal quarter ended June 29, 2025. The decrease of $3.7 million, or 13%, was primarily attributable to lower salaries, benefits and stock-based compensation of $2.7 million, less materials usage of $1.7 million and lower contracting costs of $0.6 million. These decreases were offset by higher consumable usage of $0.6 million, higher common expenses allocation into R&D of $0.3 million and higher depreciation expense of $0.3 million.
Research and development expenses for the fiscal year-to-date ended July 5, 2026 were $51.0 million, compared to $54.1 million during the prior fiscal year-to-date ended June 29, 2025. The decrease of $3.1 million, or 6%, was primarily attributable to lower salaries, benefits and stock-based compensation of $3.4 million, less materials usage of $1.3 million and more costs being capitalized to fixed assets of $1.2 million. These decreases were offset by higher depreciation expense of $1.2 million, higher consumable usage of $1.2 million, higher contracting costs of $0.3 million and higher common expenses allocation into R&D of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal quarter ended July 5, 2026 were $20.2 million, compared to $17.5 million for the fiscal quarter ended June 29, 2025. The increase of $2.6 million, or 15%, was primarily attributable to higher salaries, benefits and stock-based compensation of $1.9 million, higher consulting expenses of $0.9 million, facilities expenses of $0.4 million and higher depreciation expense of $0.3 million. These increases were offset by higher common expenses allocated to R&D of $0.3 million and acquisition costs incurred in 2025 of $0.7 million.
Selling, general and administrative expenses for the fiscal year-to-date ended July 5, 2026 were $39.1 million, compared to $34.4 million for the fiscal year-to-date ended June 29, 2025. The increase of $4.7 million, or 14%, was primarily attributable to higher salaries, benefits and stock-based compensation of $2.8 million, higher consulting expenses of $1.5 million, facilities expenses of $0.4 million and higher depreciation expense of $0.6 million. These increases were offset by higher common expenses allocated to R&D of $0.1 million and acquisition costs incurred in 2025 of $0.7 million.
Change in Fair Value of Common Stock Warrants
For the fiscal quarter and fiscal year-to-date ended July 5, 2026, the changes in fair value of common stock warrants of $0.2 million and $6.6 million, respectively, were mainly attributable to a decrease in the fair value of the 5,500,000 Private Placement Warrants (as defined in Note 3 “Fair Value Measurement” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). For the fiscal quarter and fiscal year-to-date ended June 29, 2025, the changes in fair value of common stock warrants of $5.9 million and $9.9 million, respectively, were attributable to a fluctuation in the fair value of the 5,500,000 Private Placement Warrants.
The decrease in fair value of the Private Placement Warrants in each of these periods was primarily due to a decrease in our common stock price during the respective fiscal quarter. In addition, for fiscal quarter ended July 5, 2026, the fair value was also impacted by these warrants’ short remaining expected term. The Private Placement Warrants were unexercised and expired on July 14, 2026.
Gain on Bargain Purchase of Assets
In April 2025, we acquired battery cell manufacturing assets located in South Korea from SETK for total purchase consideration of $10.0 million in cash. As a result of this business acquisition, we recorded $4.8 million of gain on bargain purchase as the estimated fair value of the acquired assets exceeded the purchase consideration. There was no gain on bargain purchase for the fiscal year-to-date ended July 5, 2026.

Interest Income
Interest income for fiscal quarter ended July 5, 2026 was $5.1 million, compared to $2.4 million during the fiscal quarter ended June 29, 2025. The increase of $2.7 million, or 112%, was primarily attributable to higher average cash balance and yields earned on short-term and long-term investments.
Interest income for fiscal year-to-date ended July 5, 2026 was $10.9 million, compared to $4.9 million during the fiscal year-to-date ended June 29, 2025. The increase of $6.0 million, or 124%, was primarily attributable to higher average cash balance and yields earned on short-term and long-term investments.
Interest Expense
Interest expense for the fiscal quarter ended July 5, 2026 was $6.5 million, compared to $1.7 million for the fiscal quarter ended June 29, 2025. The increase of $4.8 million, or 282%, was primarily attributable to the issuance of additional convertible senior notes in the third fiscal quarter of 2025.
Interest expense for the fiscal year-to-date ended July 5, 2026 was $13.5 million, compared to $3.4 million for the fiscal year-to-date ended June 29, 2025. The increase of $10.1 million, or 295%, was primarily attributable to the issuance of additional convertible senior notes in the third fiscal quarter of 2025.
Other Income (Expense), Net
Other income, net for the fiscal quarter ended July 5, 2026 was $1.0 million, which primarily consisted of a one-time realized foreign exchange gain related to the Malaysia tenancy agreement being modified.
Other expense, net for the fiscal quarter ended June 29, 2025 was $1.0 million, which primarily consisted of foreign currency losses due to the strengthening of the Malaysian Ringgits and the South Korean Won to U.S. dollars.
Other income, net for the fiscal year-to-date ended July 5, 2026 was $1.3 million, which primarily consisted of a one-time realized foreign exchange gain related to the Malaysia tenancy agreement being modified and foreign currency losses due to the strengthening of Malaysian Ringgits to U.S. dollars. For fiscal year-to-date ended June 29, 2025, other income, net was $1.4 million, which primarily consisted of a one-time import duty forgiveness of $2.4 million offset by foreign currency losses due to the strengthening of the Malaysian Ringgits and the South Korean Won to U.S. dollars.
Income Tax Benefit
Income tax benefit for the fiscal quarter ended July 5, 2026 was $0.4 million compared to an income tax benefit of $0.9 million for fiscal quarter ended June 29, 2025. The tax benefit was calculated based on the estimated annual effective tax rate. The decrease of $0.5 million in tax benefit was primarily attributable to lower income tax benefit on the losses generated from certain foreign jurisdictions.
Income tax benefit for the fiscal year-to-date ended July 5, 2026 and June 29, 2025 was $0.6 million and $1.0 million, respectively, which was calculated based on the estimated annualized effective tax rate and was due to the income tax benefit in foreign jurisdictions.

Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through July 5, 2026 and expect to continue to incur operating losses for the foreseeable future. As of July 5, 2026, we had cash, cash equivalents, restricted cash, and short-term and long-term investments of $552.1 million, working capital of $453.6 million and an accumulated deficit of $1.06 billion.
Material Cash Requirements
We use cash to fund operations, meet working capital requirements and fund our capital expenditures. For the remainder of fiscal year 2026, we expect that our cost of revenues and operating expenses will continue to increase as we ramp up our Fab2 operations.
For the fiscal year-to-date ended July 5, 2026, we used $12.8 million of our cash to fund our acquisitions of property and equipment. We will continue to increase our property and equipment purchases in the near future to support the build-out of our manufacturing facilities and our battery manufacturing production. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.
Based on the anticipated spending and timing of expenditures to support operational development and market expansion, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents, operating cash flow improvement as revenue scales, and access to debt or equity capital markets. As of July 5, 2026, $76.6 million remained available under the Company’s share repurchase program and the Company intends to evaluate repurchase activity on an opportunistic basis while prioritizing liquidity to support operational growth. We have made our estimates based on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.
Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years-to-Date Ended		Change ($)
	July 5 2026	June 29 2025
Net cash used in operating activities	$(54,853)	$(42,766)	$(12,087)
Net cash used in investing activities	(15,338)	(91,089)	75,751
Net cash used in financing activities	(1,992)	(2,685)	693
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(202)	(102)	(100)
Change in cash, cash equivalents, and restricted cash	$(72,385)	$(136,642)	$64,257

Fiscal Year-to-Date Ended July 5, 2026 Compared to Prior Fiscal Year-to-Date Ended June 29, 2025
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of operating expenses as we continue to ramp up our Fab2 operations. We expect our cash used in operating activities to increase significantly before we start to generate any material cash inflows from commercially manufacturing and selling our batteries.
Net cash used in operating activities was $54.9 million for the fiscal year-to-date ended July 5, 2026. Net cash used in operating activities consisted of a net loss of $81.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $6.6 million, stock-based compensation expense of $24.8 million and depreciation and amortization expense, net of accretion of $19.4 million.
Net cash used in operating activities was $42.8 million for the fiscal year-to-date ended June 29, 2025. Net cash used in operating activities consisted of a net loss of $67.8 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $9.9 million, stock-based compensation expense of $26.1 million and depreciation and amortization expense, net of accretion on investments of $17.3 million.

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
Net cash used in investing activities was $15.3 million for the fiscal year-to-date ended July 5, 2026, which primarily consisted of $12.8 million of equipment purchases and $230.1 million of investment purchases offset by maturities of $227.6 million of investments.
Net cash used in investing activities for the fiscal year-to-date ended June 29, 2025 was $91.1 million, which primarily consisted of $14.2 million of equipment purchases and $85.5 million of short-term investment purchases.
Financing Activities
Net cash used in financing activities was $2.0 million for the fiscal year-to-date ended July 5, 2026, which primarily consisted of $3.4 million of payroll tax payments for shares withheld upon vesting of restricted stock units and $0.7 million used to fund the purchase of additional shares of Routejade from a minority shareholder.
Net cash used in financing activities was $2.7 million for the fiscal year-to-date ended June 29, 2025, which primarily consisted of $0.5 million of transaction costs related to a secondary offering in the fourth quarter of 2024, and $2.9 million of payroll tax payments for shares withheld upon vesting of restricted stock units, partially offset by $0.8 million of proceeds from the exercise of stock options to purchase our common stock.
Contractual Obligations and Commitments
As of July 5, 2026, we had $172.5 million aggregate principal amount of the 2028 Convertible Senior Notes outstanding with an interest rate of 3.0%, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased, and $360.0 million aggregate principal amount of the 2030 Convertible Senior Notes outstanding with an interest rate of 4.75%, which will mature on September 15, 2030 unless earlier converted, redeemed or repurchased. Please see Note 6 “Borrowings” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of July 5, 2026, our commitments included approximately $3.2 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please see Note 7 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities in our consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. These estimates and assumptions include but are not limited to: valuation of the Private Placement Warrants, the impairment of long-lived assets, the net realizable value of inventory, stock-based compensation relating to performance-based restricted stock units (“PRSUs”) and income taxes. We believe that application of these critical accounting estimates involves our subjective judgments and assumptions, which have had, or are reasonably likely to have, a material impact on our condensed consolidated financial statements.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of July 5, 2026, we had cash, cash equivalents, restricted cash, and short-term and long-term investments totaling $552.1 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term and long-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of July 5, 2026, we had $172.5 million of the 2028 Convertible Senior Notes with an annual interest rate of 3.00%, and $360.0 million of the 2030 Convertible Senior Notes with an annual interest rate of 4.75%, which accounted for approximately 98% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the fiscal year-to-date ended July 5, 2026, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of July 5, 2026, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded, as of July 5, 2026, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 5, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. Our current revenue stream is derived largely from a limited number of key customers, particularly those in the defense sector. One customer, a defense subcontractor in South Korea, accounted for the majority of our total revenue for the fiscal quarter ended July 5, 2026 and fiscal year 2025. As a result of this customer concentration, our financial performance is highly sensitive to the retention, performance, and ongoing demand from our significant customers. The loss, or material reduction in business, from any significant customer, whether due to strategic shifts, sourcing decisions, financial distress, bankruptcy, or other factors, could result in a sudden and material decline in our revenue and cash flows. Moreover, the terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures, which could have a material adverse impact on our business, financial condition, and results of operations.
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
We incurred net loss attributable to Enovix of approximately $43.1 million and $44.5 million, respectively, for the fiscal quarters ended July 5, 2026 and June 29, 2025, and had an accumulated deficit of approximately $1.06 billion as of July 5, 2026. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
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
Producing lithium-ion batteries that meet the requirements for wide adoption by industrial and consumer applications is a difficult undertaking. We are still in the early stages of commercialization and face significant challenges achieving the long-term energy density targets for our products and producing our products in commercial volumes. Some of the challenges that could prevent the widespread adoption of our lithium-ion batteries include difficulties with (i) increasing the volume, yield and reliability of our cells, (ii) increasing manufacturing capacity to produce the volume of cells needed to meet demand, (iii) optimizing higher volume manufacturing equipment for scale, (iv) packaging our batteries to ensure adequate cycle life, (v) material cost reductions, (vi) qualifying new vendors, (vii) expanding supply chain capacity, (viii) the completion of rigorous and challenging battery safety testing required by our customers or partners, including but not limited to, performance, cycle life and abuse testing and (ix) the development of the final manufacturing processes for optimal yield and throughput.
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
In October 2023, we acquired Routejade, a manufacturer of lithium-ion batteries in South Korea, and in April 2025, acquired a second manufacturing facility in South Korea from SETK. Although we have limited experience with acquisitions, we may in the future undertake acquisitions of other companies, products or technologies for the ongoing development and expansion of our operations. We may be unable to identify suitable acquisition candidates and/or complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by existing and potential customers, vendors, suppliers, business partners or investors. For example, while we believe that the SETK assets and facility expansion in South Korea will support capacity expansion at Fab2 and add production capacity for South Korean defense programs, there is no assurance that we will be able to realize these strategic benefits from the SETK acquisition. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with acquisitions, into our company, the results of operations of the combined company could be adversely affected.
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
We are exposed to the effects of changes in both foreign currency exchange rates and interest rates. Because a significant portion of our cash and investments are held in U.S. Treasury securities and other interest-bearing instruments, movements in interest rates can materially affect our investment income and the fair value of our marketable securities. Rising rates generally increase interest income on new investments, while falling rates could reduce interest income. In addition, we conduct a material portion of our operations outside of the United States, including South Korea, Malaysia and other countries in Asia. Fluctuations in foreign currency exchange rates, particularly for the Korean won, Indian rupee, and Malaysian ringgit, could have an adverse impact on our financial condition and results of operations.
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
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and may continue to be, changes in our management team resulting from the departure or onboarding of executives and key employees, which could disrupt our business. For example, in addition to turnover of key executive positions in 2023, our Chief Financial Officer stepped down in December 2024, we created a new role and appointed a Chief Accounting Officer at the end of December 2024, appointed a new Chief Financial Officer in April 2025, and our Chief Operating Officer announced his retirement, effective February 2026, after which we appointed a new Chief Operating Officer in the third quarter of fiscal 2026. Such changes in our executive management team or workforce may be disruptive to our business, divert management’s attention, result in a loss of knowledge and negatively impact employee morale.
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
We face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time consuming.
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
The accounting method for reflecting the Convertible Senior Notes, including our Affiliate Notes (each as defined in Note 6 “Borrowings” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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

We have expended significant resources as a public company to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002, which compliance costs may increase as our operations expand. Any failure to maintain effective controls and procedures could negatively impact our business.
We are subject to Section 404 of the Sarbanes-Oxley Act of 2002. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those that were required of us as a privately held company. Management may not be able to maintain effective controls and procedures that adequately respond to these increased regulatory compliance and reporting requirements. Further, we need to incorporate any future acquisitions into our existing system of internal controls and procedures, which will further increase our compliance costs, may require additional staff, and will likely divert the attention of management in the transition and integration period. If we are not able to maintain the requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 219,448,535 shares of common stock outstanding as of August 7, 2026. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
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
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act of 1933, as amended (the “Securities Act”). In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, our amended and restated certificate of incorporation provides that U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive forum provision. Our amended and restated certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
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
Outside the U.S., the U.K. and EU General Data Protection Regulation (“GDPR”) applies to some of our operations in Europe. Our data processing activities in Asia are subject to new and emerging data privacy regimes, including China’s Personal Information Protection Law 2021 (“PIPL”) and in India’s Digital Personal Data Protection Act (“DPDPA”).
Our employees are instructed by Enovix IT not to use unauthorized generative AI and machine learning (“ML”) technologies to perform their work. However, employees’ indirect use of generative AI in unapproved third-party software and services may still occur, risking the inadvertent disclosure of personal data and sensitive company information to third parties. Governments have passed, and are likely to continue to enact additional laws regulating generative AI, our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
New or amended income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the One Big Beautiful Bill Act (OBBBA) enacted in July 2025 introduced significant changes to the federal tax code, such as restoring immediate expensing for domestic research and experimental expenses instead of capitalization and amortization over five years. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended July 5, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (in thousands, except per share data):

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands) (1) (2)
April 6 - May 3, 2026	—	$—	—	$76,615
May 4 - May 31, 2026	—	—	—	76,615
June 1 - July 5, 2026	—	—	—	76,615
Total	—		—

(1)    In June 2025, our Board of Directors approved a stock repurchase plan authorizing up to $60.0 million in common stock repurchases (the “Repurchase Plan”). Prior to the adoption of the Repurchase Plan, we did not have a repurchase plan in place. During the third quarter of 2025, we repurchased 5,437,556 shares of our common stock for $58.4 million pursuant to the Repurchase Plan. The costs for these common stock repurchases are recorded in Treasury Stock, at Cost, on our Condensed Consolidated Balance Sheet.

(2)    In February 2026, our Board of Directors authorized the repurchase of up to $75.0 million worth of shares of the Company’s common stock, $0.0001 par value per share.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended July 5, 2026, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein:

		Incorporated by Reference
Exhibit Number	Description	Schedule/Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39753	3.1	July 19, 2021
3.2	Amended and Restated Bylaws	8-K	001-39753	3.2	July 19, 2021
4.1	Indenture, dated as of April 20, 2023, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	April 21, 2023
4.2	Form of Global Note, representing Enovix Corporation’s 3.00% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	April 21, 2023
4.3	Indenture, dated as of September 15, 2025, by and between Enovix Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39753	4.1	September 15, 2025
4.4	Form of Global Note, representing Enovix Corporation’s 4.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-39753	4.2	September 15, 2025
10.1	Employment Agreement, dated July 8, 2026 by and between Enovix Corporation and Michael Vyvoda.					X
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

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

Dated: August 12, 2026	Enovix Corporation

	By:	/s/ Raj Talluri
Dr. Raj Talluri
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ryan Benton
Ryan Benton
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)