Form 10-Q
period 2026-10-04
Enovix Corp
filed 2026-11-13
CIK 1828318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, 212,206,365 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of October 4, 2026 and December 28, 2025	1
	Condensed Consolidated Statements of Operations for the fiscal quarters and fiscal years-to-date ended October 4, 2026 and September 28, 2025	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the fiscal quarters and fiscal years-to-date ended October 4, 2026 and September 28, 2025	3
	Condensed Consolidated Statements of Stockholders’ Equity for the fiscal quarters and fiscal years-to-date ended October 4, 2026 and September 28, 2025	4
	Condensed Consolidated Statements of Cash Flows for the fiscal years-to-date ended October 4, 2026 and September 28, 2025	6
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	67
Item 3	Defaults Upon Senior Securities	68
Item 4	Mine Safety Disclosures	68
Item 5	Other Information	68
Item 6.	Exhibits	69
	Signatures	71

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
•ability to meet milestones and customer acceptance of key products, such as our AI and MXTM products, as well as the market readiness of such products, and the effectiveness of our product design;
•expectations and estimations of the total addressable market for our batteries, including the demand for more energy dense batteries and the suitability of our products to address this demand, and the impact of artificial intelligence features on the demand for energy dense batteries and the suitability of our products to address this demand;
•expectations relating to the timing of customer testing, qualification, sampling, commercial introduction, production and shipment of our products and expectations regarding potential customer purchases, results of testing, and customer qualification of our products;
•expectations regarding growth and conversion of our customer pipeline, including demand for our drone, defense and industrial products and applicable government sourcing requirements;
•ability to manage our expenses and realize our cost savings goals;
•ability to successfully transition the Chief Executive Officer role and/or attract a permanent successor for such role;
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
•ability to consummate the anticipated warrant dividend and the impact of the warrant dividend on our capital structure and indebtedness;
•expectations regarding repurchases of our Convertible Senior Notes and common stock and the resulting effects on our liquidity and capital structure;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ENOVIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	As of October 4, 2026	As of December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$63,225	$106,014
Short-term investments	342,273	406,026
Accounts receivable, net	4,277	4,421
Notes receivable, net	—	4,012
Inventory	19,849	13,617
Prepaid expenses and other current assets	9,967	8,120
Total current assets	439,591	542,210
Property and equipment, net	159,651	170,263
Long-term investments	104,558	106,810
Customer relationship intangibles and other intangibles, net	27,979	31,638
Operating lease, right-of-use assets	7,677	11,682
Goodwill	12,217	12,217
Other assets, non-current	3,300	4,155
Total assets	$754,973	$878,975
Liabilities and Equity
Current liabilities:
Accounts payable	$12,630	$17,818
Accrued expenses	9,709	13,992
Accrued compensation	8,270	6,219
Short-term debt	11,650	9,865
Deferred revenue	958	5,015
Warrant liability	—	6,578
Other liabilities	5,113	5,529
Total current liabilities	48,330	65,016
Long-term debt, net	521,873	519,271
Operating lease liabilities, non-current	5,237	11,244
Deferred revenue, non-current	300	300
Deferred tax liability	8,075	9,119
Other liabilities, non-current	15	14
Total liabilities	583,830	604,964
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; authorized shares of 1,000,000,000; issued and outstanding shares of 218,348,968 and 216,556,238 as of October 4, 2026 and December 28, 2025, respectively	23	22
Additional paid-in capital	1,336,896	1,307,912
Treasury stock, at cost	(64,598)	(58,385)
Accumulated other comprehensive loss	(2,156)	(508)
Accumulated deficit	(1,101,096)	(977,827)
Total Enovix’s stockholders’ equity	169,069	271,214
Non-controlling interest	2,074	2,797
Total equity	171,143	274,011
Total liabilities and equity	$754,973	$878,975
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Revenue	$11,039	$7,990	$27,663	$20,556
Cost of revenue	7,711	6,589	21,481	16,952
Gross profit	3,328	1,401	6,182	3,604
Operating expenses:
Research and development	26,812	28,180	77,784	82,257
Selling, general and administrative	15,810	20,194	54,883	54,613
Total operating expenses	42,622	48,374	132,667	136,870
Loss from operations	(39,294)	(46,973)	(126,485)	(133,266)
Other income (expense):
Change in fair value of common stock warrants	—	1,867	6,578	11,778
Gain on bargain purchase of assets	—	—	—	4,761
Interest income	4,943	2,540	15,853	7,401
Interest expense	(6,559)	(11,765)	(20,088)	(15,186)
Other income (expense), net	(1,154)	140	173	1,501
Total other income (expense), net	(2,770)	(7,218)	2,516	10,255
Loss before income tax benefit	(42,064)	(54,191)	(123,969)	(123,011)
Income tax benefit	(148)	(422)	(718)	(1,445)
Net loss	(41,916)	(53,769)	(123,251)	(121,566)
Net gain (loss) attributable to non-controlling interest	30	(56)	18	185
Net loss attributable to Enovix	$(41,946)	$(53,713)	$(123,269)	$(121,751)

Net loss per share attributable to Enovix shareholders, basic	$(0.19)	$(0.26)	$(0.56)	$(0.59)
Weighted average number of common shares outstanding, basic	219,623,989	206,458,846	218,465,367	204,758,291
Net loss per share attributable to Enovix shareholders, diluted	$(0.19)	$(0.27)	$(0.56)	$(0.59)
Weighted average number of common shares outstanding, diluted	219,623,989	206,811,315	218,465,367	204,758,291

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Net loss	$(41,916)	$(53,769)	$(123,251)	$(121,566)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustments	(79)	(11)	11	(242)
Net unrealized loss on available-for-sale securities	(662)	(256)	(1,659)	(273)
Other comprehensive income (expense), net of tax	(741)	(267)	(1,648)	(515)
Comprehensive loss	(42,657)	(54,036)	(124,899)	(122,081)
Comprehensive income (loss) attributable to non-controlling interest	30	(56)	18	185
Comprehensive loss attributable to Enovix	$(42,687)	$(53,980)	$(124,917)	$(122,266)
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
	Shares	Amount
Balance as of December 28, 2025	216,556,238	$22	$1,307,912	$(58,385)	$(508)	$(977,827)	$271,214	$2,797	$274,011
Net loss	—	—	—	—	—	(38,260)	(38,260)	2	(38,258)
Issuance of common stock upon exercise of stock options	4,730	—	—	—	—	—	—	—	—
RSU vested, net of shares withheld	1,137,371	—	(1,663)	—	—	—	(1,663)	—	(1,663)
Purchase of additional Routejade shares	—	—	—	—	—	—	—	(740)	(740)
Stock-based compensation	—	—	10,114	—	—	—	10,114	—	10,114
Other comprehensive loss, net	—	—	—	—	(733)	—	(733)	(1)	(734)
Balance as of April 5, 2026	217,698,339	22	1,316,363	(58,385)	(1,241)	(1,016,087)	240,672	2,058	242,730
Net loss	—	—	—	—	—	(43,063)	(43,063)	(14)	(43,077)
Issuance of common stock under employee stock purchase plan	167,535	—	938	—	—	—	938	—	938
RSUs vested, net of shares withheld	1,330,058	1	(1,719)	—	—	—	(1,718)	—	(1,718)
Stock-based compensation	—	—	13,290	—	—	—	13,290	—	13,290
Other comprehensive loss, net	—	—	—	—	(174)	—	(174)	—	(174)
Balance as of July 5, 2026	219,195,932	$23	1,328,872	$(58,385)	$(1,415)	$(1,059,150)	$209,945	$2,044	$211,989
Net loss	—	—	—	—	—	(41,946)	(41,946)	30	(41,916)
RSUs vested, net of shares withheld	1,326,780	—	(706)	—	—	—	(706)	—	(706)
Repurchase of common stock	(2,173,744)	—	—	(6,213)	—	—	(6,213)	—	(6,213)
Stock-based compensation	—	—	8,730	—	—	—	8,730	—	8,730
Other comprehensive loss, net	—	—	—	—	(741)	—	(741)	—	(741)
Balance as of October 4, 2026	218,348,968	$23	$1,336,896	$(64,598)	$(2,156)	$(1,101,096)	$169,069	$2,074	$171,143

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity	Non-controlling interest	Total equity
	Shares	Amount
Balance as of December 29, 2024	190,559,335	$19	$1,067,951	$—	$(143)	$(821,086)	$246,741	$2,662	$249,403
Net loss	—	—	—	—	—	(23,510)	(23,510)	(21)	(23,531)
Issuance of common stock upon exercise of stock options	81,621	—	782	—	—	—	782	—	782
RSU vested, net of shares withheld	1,074,758	—	(1,761)	—	—	—	(1,761)	—	(1,761)
Vesting of early exercised stock options	—	—	1	—	—	—	1	—	1
Repurchase of unvested restricted common stock	(597)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,931	—	—	—	12,931	—	12,931
Other comprehensive loss, net	—	—	—	—	(41)	—	(41)	—	(41)
Balance as of March 30, 2025	191,715,117	19	1,079,904	—	(184)	(844,596)	235,143	2,641	237,784
Net loss	—	—	—	—	—	(44,528)	(44,528)	262	(44,266)
Issuance of common stock under employee stock purchase plan	129,038	—	711	—	—	—	711	—	711
RSUs vested, net of shares withheld	1,113,668	—	(1,092)	—	—	—	(1,092)	—	(1,092)
Stock-based compensation	—	—	13,722	—	—	—	13,722	—	13,722
Other comprehensive loss, net	—	—	—	—	(207)	—	(207)	—	(207)
Balance as of June 29, 2025	192,957,823	$19	1,093,245	—	$(391)	$(889,124)	$203,749	$2,903	$206,652
Net loss	—	—	—	—	—	(53,713)	(53,713)	(56)	(53,769)
Issuance of common stock upon exercise of stock options	256,114	—	2,351	—	—	—	2,351	—	2,351
Issuance of common stock upon exercise of the 2025 Warrants, net	26,526,344	3	225,424	—	—	—	225,427	—	225,427
Fair value of 2025 Warrants related to 2028 Convertible Senior Notes	—	—	9,223	—	—	—	9,223	—	9,223
RSUs vested, net of shares withheld	1,065,032	—	(2,002)	—	—	—	(2,002)	—	(2,002)
Repurchase of common stock	(5,437,556)	—	—	(58,385)	—	—	(58,385)	—	(58,385)
Purchase of Capped Calls	—	—	(45,288)	—	—	—	(45,288)	—	(45,288)
Stock-based compensation	—	—	13,161	—	—	—	13,161	—	13,161
Other comprehensive loss, net	—	—	—	—	(267)	—	(267)	—	(267)
Balance as of September 28, 2025	215,367,757	$22	1,296,114	$(58,385)	$(658)	$(942,837)	$294,256	$2,847	$297,103
See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025
Cash flows used in operating activities:
Net loss	$(123,251)	$(121,566)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, accretion and amortization	29,931	26,675
Stock-based compensation expense	33,256	37,973
Change in fair value of common stock warrants	(6,578)	(11,778)
Gain on bargain purchase of assets	—	(4,761)
Interest expense (non-cash)	—	9,222
Others	367	1,312
Changes in operating assets and liabilities:
Accounts and notes receivables	4,322	(2,359)
Inventory	(5,752)	(7,247)
Prepaid expenses and other assets	(817)	445
Accounts payable	(3,110)	6,539
Accrued expenses and compensation	(3,249)	(2,781)
Deferred revenue	(4,171)	702
Deferred tax liability	(1,099)	(1,135)
Other liabilities	(3,938)	467
Net cash used in operating activities	(84,089)	(68,292)
Cash flows from investing activities:
Purchase of property and equipment	(16,708)	(17,216)
Payment for business acquisition	—	(10,000)
Purchases of investments	(342,040)	(370,133)
Maturities of investments	409,172	58,145
Net cash provided by (used in) investing activities	50,424	(339,204)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes and loan borrowing	2,419	360,000
Payments of debt issuance costs	—	(9,900)
Purchase of Capped Calls	—	(45,288)
Proceeds from exercise of the 2025 common stock warrants	—	232,106
Proceeds from issuance of common stock under employee stock purchase plan	938	711
Payroll tax payments for shares withheld upon vesting of RSUs	(4,088)	(4,855)
Repurchase of common stock	(6,213)	(58,385)
Purchase of Routejade shares from non-controlling interest	(740)	—
Repayment of debt	(1,696)	(794)
Proceeds from the exercise of stock options	—	3,133
Payments of issuance costs related to common stock and warrant dividends	—	(5,995)
Net cash provided by (used in) financing activities	(9,380)	470,733
Effect of exchange rate changes on cash, cash equivalents and restricted cash	394	(409)
Change in cash, cash equivalents, and restricted cash	(42,651)	62,828
Cash and cash equivalents and restricted cash, beginning of period	107,979	274,691
Cash and cash equivalents and restricted cash, end of period	$65,328	$337,519

See accompanying notes to these condensed consolidated financial statements.

ENOVIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025
Supplemental cash flow disclosure:
Cash paid for interest	$20,169	$2,971
Cash paid for income taxes	185	1,072
Supplemental non-cash investing and financing activities:
Purchase of property and equipment included in liabilities	$6,825	$8,146
Accrued debt issuance costs	—	1,500
Accrued issuance costs related to the 2025 Warrants	—	1,082
The following presents our cash, cash equivalents and restricted cash by category in the Condensed Consolidated Balance Sheets:

	As of October 4, 2026	As of September 28, 2025
Cash and cash equivalents	$63,225	$335,502
Restricted cash included in prepaid expenses, other current assets and other assets, non-current	2,103	2,017
Total cash, cash equivalents, and restricted cash	$65,328	$337,519
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
Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception through October 4, 2026 and expect to incur operating losses for the foreseeable future. As of October 4, 2026, we had working capital of $391.3 million and an accumulated deficit of $1.10 billion. Based on the anticipated spending and timing of expenditures, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months. Going forward, we may require additional financing for our future operations and expansion. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Unaudited Interim Condensed Consolidated Financial Statements
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly our financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented above. The results of operations for the fiscal quarter and fiscal year-to-date ended October 4, 2026 are not necessarily indicative of the operating results for the full year, and therefore should not be relied upon as an indicator of future results. The Condensed Consolidated Balance Sheet as of December 28, 2025 included herein was derived from the audited consolidated financial statements as of that date and the accompanying consolidated financial statements and related notes are included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (“Annual Report on Form 10-K”).
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
Segment Reporting
We operate in one segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. Our interim Chief Executive Officer (“CEO”) has been identified as our CODM, who reviews operating results to make decisions and assesses performance for the Company as a whole. Total available cash and cash equivalents, total revenues and net loss are used by our CEO to evaluate key operating decisions, such as company strategy, and determine and allocate resources on a consolidated basis. Since we operate in one segment, all significant segment expenses and financial information required by “Segment Reporting” can be found in the condensed consolidated financial statements and the accompanying notes of the condensed consolidated financial statements.
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
The following table summarizes the revenues by geographic areas based on the billing location of the customers (in thousands).

	Fiscal Quarters Ended				Fiscal Years-to-Date Ended
	October 4, 2026		September 28, 2025		October 4, 2026		September 28, 2025
	$	%	$	%	$	%	$	%
South Korea	$7,329	66%	$5,587	70%	$18,836	68%	$13,126	64%
Switzerland	1,316	12%	830	10%	3,716	13%	3,131	15%
United States	1,725	16%	*	*	3,275	12%	*	*
Other*	669	6%	1,573	20%	1,836	7%	4,299	21%
Total	11,039	100%	7,990	100%	27,663	100%	20,556	100%
* No other country represented more than 10% of revenue for the periods presented.
The following table summarizes our significant customers.

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Customer A	59%	67%	62%	60%
Customer B	12%	10%	13%	15%
No other customer represented more than 10% of revenue for the periods presented.
As of October 4, 2026, we had three customers, who had accounts receivable greater than 10% of our total accounts receivables. Customer A, B, and C accounted for approximately 41%, 13%, and 21%, respectively, of our total accounts

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
receivable. As of December 28, 2025, we had three customers, who had accounts receivable greater than 10% of our total accounts receivable. Customer A, B, and D accounted for approximately 43%, 12%, and 23%, respectively, of our total accounts receivables.
Recently Issued or Adopted Accounting Pronouncements
Adoption of New Accounting Standards
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We adopted this ASU prospectively, effective with the first quarter our fiscal 2026 interim financial statements and the adoption did not have a material impact on our condensed consolidated financial statements and disclosures.
Accounting Standards Issued But Not Yet Adopted
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
Our financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, short-term and long-term debt, and warrant liabilities. Cash and cash equivalents are reported at their respective fair values on our Condensed Consolidated Balance Sheets. As of October 4, 2026 and December 28, 2025, the carrying values of accounts and notes receivables, accounts payable, short-term debt and accrued liabilities approximated the fair value based on the short maturity of those instruments. As of October 4, 2026 and December 28, 2025, we had cash and cash equivalents of $63.2 million and $106.0 million, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table details the fair value measurements of assets and liabilities that were measured at fair value on a recurring basis based on the following three-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of October 4, 2026 and December 28, 2025 (in thousands).

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total
As of October 4, 2026
Assets:
Cash equivalents:
Money Market Funds	$41,838	$—	$—	$41,838
Short-term investments:
U.S. Treasuries	—	180,441	—	180,441
Corporate Notes and Debt Securities	—	134,439	—	134,439
U.S. Government Agency Debt Securities	—	27,393	—	27,393
Long-term investments:
U.S. Treasuries	—	77,091	—	77,091
Corporate Notes and Debt Securities	—	3,004	—	3,004
U.S. Government Agency Debt Securities	—	24,463	—	24,463
Total assets measured at fair value	$41,838	$446,831	$—	$488,669

	Fair Value Measurement using
	Level 1	Level 2	Level 3	Total
As of December 28, 2025
Assets:
Cash equivalents:
Money Market Funds	$44,279	$—	$—	$44,279
Short-term investments:
U.S. Treasuries	—	315,581	—	315,581
Corporate Notes and Debt Securities	—	67,134	—	67,134
U.S. Government Agency Debt Securities	—	23,311	—	23,311
Long-term investments:
U.S. Treasuries	—	92,905	—	92,905
Corporate Notes and Debt Securities	—	8,044	—	8,044
U.S. Government Agency Debt Securities	—	5,861	—	5,861
Total assets measured at fair value	$44,279	$512,836	$—	$557,115

Liabilities:
Private Placement Warrants	$—	$—	$6,578	$6,578

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash Equivalents and Short-term Investments:
The following is a summary of cash equivalents and short-term investments (in thousands).

					Reported as
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value	Cash Equivalents	Short-term Investments	Long-term Investments
As of October 4, 2026
Money Market Funds	$41,838	$—	$—	$41,838	$41,838	$—	$—
U.S. Treasuries	258,534	—	(1,002)	257,532	—	180,441	77,091
Corporate Notes and Debt Securities	137,679	—	(236)	137,443	—	134,439	3,004
U.S. Government Agency Debt Securities	52,128	—	(272)	51,856	—	27,393	24,463
Total	$490,179	$—	$(1,510)	$488,669	$41,838	$342,273	$104,558
As of December 28, 2025
Money Market Funds	$44,279	$—	$—	$44,279	$44,279	$—	$—
U.S. Treasuries	408,344	142	—	408,486	—	315,581	92,905
Corporate Notes and Debt Securities	75,199	—	(21)	75,178	—	67,134	8,044
U.S. Government Agency Debt Securities	29,144	28	—	29,172	—	23,311	5,861
Total	$556,966	$170	$(21)	$557,115	$44,279	$406,026	$106,810
As of October 4, 2026, the short-term investments had contractual maturity due within one year.
Private Placement Warrants
Our liabilities are measured at fair value on a recurring basis, including 5,500,000 Private Placement Warrants that were held by Rodgers Capital, LLC (the “Sponsor”), certain members of its board of directors and third-parties (the “Private Placement Warrants”). The fair value of the Private Placement Warrants was considered a Level 3 valuation and was determined using the Black-Scholes valuation model. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $10.66 per share. The Private Placement Warrants were unexercised and expired on July 14, 2026.
As of October 4, 2026, we had no Private Placement Warrants outstanding. As of December 28, 2025, we had 5,500,000 Private Placement Warrants outstanding. The fair value of the Private Placement Warrants was $1.20 per share as of December 28, 2025. The following tables summarize the changes for Level 3 items measured at fair value on a recurring basis using significant unobservable inputs (in thousands).

Private Placement Warrants
Fair value as of December 28, 2025	$6,578
Change in fair value	(6,578)
Fair value as of October 4, 2026	$—

Private Placement Warrants
Fair value as of December 29, 2024	$28,380
Change in fair value	(11,748)
Fair value as of September 28, 2025	$16,632

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the key assumptions used for determining the fair value of the Private Placement warrants.

Private Placement Warrants Outstanding as of December 28, 2025
Expected term (in years)	0.5
Expected volatility	90.8%
Risk-free interest rate	3.6%
Expected dividend rate	0.0%
Convertible Senior Notes and Long-term Loans
We consider the fair value of our convertible senior notes to be a Level 2 measurement as they are not actively traded in the market. As of October 4, 2026, the fair values of the 2028 Convertible Senior Notes and the 2030 Convertible Senior Notes were approximately $154.5 million and $190.2 million, respectively. As of December 28, 2025, the fair values of the 2028 Convertible Senior Notes and 2030 Convertible Senior Notes were approximately $164.4 million and $359.6 million, respectively. As of October 4, 2026, we consider the fair value of the other long-term loans as approximately equal to their carrying values of $0.3 million.
Note 4. Inventory
Inventory consists of the following components (in thousands).

	As of October 4, 2026	As of December 28, 2025
Raw materials	$10,429	$6,620
Work-in-process	7,933	6,091
Finished goods	1,487	906
Total inventory	$19,849	$13,617
Inventory is stated at the lower of cost or net realizable value (“NRV”) on a first-in and first-out basis. Inventory costs include direct materials, direct labor, and manufacturing overhead. When the estimated net realizable values are below the manufacturing costs, a charge to cost of revenue is recorded for finished goods and work in process inventories.
As of October 4, 2026 and December 28, 2025, we had inventory reserves of $1.1 million and $0.7 million, respectively, including excess or obsolete inventory reserves.
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
The Company evaluated the Renewal Agreement under ASC 842, Leases, and concluded that it represents a modification of the existing lease that is not accounted for as a separate contract, because it does not grant the Company an additional right-of-use. As a result, the Company reassessed the lease term and concluded it is no longer reasonably certain to exercise a renewal option beyond July 31, 2027. Accordingly, the Company remeasured the operating lease liability and corresponding ROU asset using the revised lease term ending July 31, 2027. This remeasurement resulted in a decrease of approximately $2.1 million to the ROU asset and $3.1 million to the operating lease liability. Since the lease is denominated in Malaysian Ringgit, a foreign exchange gain of $1.0 million was recognized in earnings for the fiscal year-to-date ended October 4, 2026. The lease continues to be classified as an operating lease.
The components of lease costs were as follows (in thousands):

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Operating lease cost	$1,375	$1,067	$3,974	$3,257
Supplemental lease information:

Operating leases	As of October 4, 2026	As of December 28, 2025
Weighted-average remaining lease term	3.2 years	4.1 years
Weighted-average discount rate	7.7%	8.5%
Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,903	$3,408

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Maturities of Lease Liabilities
The following is a schedule of maturities of lease liabilities as of October 4, 2026 (in thousands).

Operating leases
2026 (remaining three months)	$1,229
2027	3,767
2028	2,138
2029	1,856
2030	1,269
Thereafter	5
Total	10,264
Less: imputed interest	(1,104)
Present value of lease liabilities	$9,160
Note 6. Borrowings
Short-Term Debt
Our asset secured loans have fixed and floating interest rates with various maturity dates. From time to time, we renew our short-term loans once they reach the maturity dates. The current portion of long-term loans is recorded as short-term debt based on time remaining until maturity. As of October 4, 2026, short-term debt was $11.7 million, which consisted of $11.5 million of short-term loans with less than one-year term, and $0.2 million of the current portion of long-term loans. As of December 28, 2025, short-term debt was $9.9 million, which consisted of $9.7 million of short-term loans with less than one-year term, and $0.2 million of the current portion of long-term loans. As of October 4, 2026 and December 28, 2025, the weighted average interest rates on the short-term loans were approximately 5.2% and 4.8%, respectively.
In August 2026, the Company executed a financing agreement with an insurance provider to finance certain insurance policies for $1.1 million. As of October 4, 2026, the total principal amount outstanding was $1.0 million, which is included in short-term debt on the Condensed Consolidated Balance Sheet.
Long-Term Debt
Our long-term debt, net consists of the following (in thousands).

	Annual Interest Rate	Maturity Date	As of October 4, 2026	As of December 28, 2025

2028 Convertible Senior Notes	3.00%	May 1, 2028	$172,500	$172,500
2030 Convertible Senior Notes	4.75%	September 15, 2030	360,000	360,000
Long-term loans
Floating rate	3.40%	June 30, 2027	93	173
Floating rate	3.40%	June 30, 2028	215	287
Total Convertible Senior Notes and other borrowings			532,808	532,960
Less: unamortized debt issuance costs			(10,720)	(13,459)
Long-term debt			522,088	519,501
Current portion of long-term debt			(215)	(230)
Long-term debt, net			$521,873	$519,271

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Long-term Loans
As of October 4, 2026 and December 28, 2025, total long-term loans outstanding were $0.3 million and $0.5 million, respectively, including a current portion of the long-term loans of $0.2 million for both periods, respectively.
2030 Convertible Senior Notes
On September 10, 2025, we issued $360.0 million aggregate principal amount of convertible senior notes (the “2030 Convertible Senior Notes”), pursuant to an indenture, dated as of September 15, 2025 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The 2030 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 4.75% per year from September 15, 2025, and are payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026. The 2030 Convertible Senior Notes will mature on September 15, 2030, unless earlier converted, redeemed or repurchased. As of October 4, 2026 and December 28, 2025, the total principal amount outstanding of the 2030 Convertible Senior Notes was $360.0 million.
2028 Convertible Senior Notes
On April 20, 2023, we issued $172.5 million aggregate principal amount of 3.00% convertible senior notes due 2028 (the “2028 Convertible Senior Notes”), including $10.0 million principal amount of the 2028 Convertible Senior Notes (the “Affiliate Notes”) issued to an entity affiliated with Thurman John Rodgers, Chairman of our Board of Directors, in a concurrent private placement. As of October 4, 2026 and December 28, 2025, the total principal amount outstanding of the 2028 Convertible Senior Notes was $172.5 million.
The 2028 Convertible Senior Notes are unsecured obligations of the Company and bear interest at a rate of 3.00% per year from April 20, 2023, and are payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2028 Convertible Senior Notes will mature on May 1, 2028 unless earlier converted, redeemed or repurchased.
The following table summarizes the interest expenses related to the convertible senior notes and loans, which are recorded within interest expense in the Condensed Consolidated Statements of Operations (in thousands).

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Coupon interest	$5,522	$2,043	$16,964	$4,631
Amortization of debt issuance costs	895	378	2,739	941
Total interest expense on Convertible Senior Notes	6,417	2,421	19,703	5,572
Loan interest	142	121	385	391
Total interest expenses related to Convertible Senior Notes and loans	$6,559	$2,542	$20,088	$5,963

As of October 4, 2026 and December 28, 2025, we had $3.1 million and $5.8 million of accrued interest liability, respectively.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Debt Maturity
The following table summarizes our long-term debt maturities, based on outstanding principal by years (in thousands).

Debt Maturity
2026 (remaining three months)	$61
2027	185
2028	172,562
2029	—
2030	360,000
Total gross amount of long-term debt	$532,808
Note 7. Commitments and Contingencies
Purchase Commitments
As of October 4, 2026 and December 28, 2025, our commitments included approximately $16.1 million and $5.3 million, respectively, of our open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received goods or services, commitments for capital expenditures and construction-related activities for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us an option to cancel, reschedule, and adjust its requirements based on our business needs prior to the delivery of goods or performance of services. For lease obligations, please refer to Note 5 “Leases” for more details. For the Convertible Senior Notes obligation and other borrowings, please refer to Note 6 “Borrowings” for more details.
Performance Obligations
As of October 4, 2026, we had $1.3 million of performance obligations, which consisted of total deferred revenue and customer order deposits. We currently expect to recognize approximately 76% of deferred revenue as revenue within the next twelve months.
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
In July 2024, the court issued an order granting, in part, and denying, in part, defendants’ motion to dismiss. In June 2025, the defendants filed a motion for partial judgment on the pleadings to eliminate certain alleged misstatements currently at issue in the case. In October 2025, the court granted the defendants’ motion in full and dismissed two of the three remaining statements at issue in the litigation.
The case is now proceeding on the one statement at issue. A hearing on the plaintiffs’ renewed motion for class certification was held and on April 21, 2026, the court denied plaintiffs’ motion for class certification. On May 5, 2026, the plaintiffs filed a petition for leave to appeal the denial of class certification with the United States Court of Appeals for the Ninth Circuit, which subsequently denied the petition. On October 19, 2026, the plaintiffs submitted a brief regarding summary judgment on the element of reliance. The defendants submitted a responsive brief on November 9, 2026 and a decision is pending from the court.
In November 2024, a related derivative lawsuit was filed in Alameda County, California, which lawsuit has been stayed pending resolution of the securities action. In March 2026, two other derivative lawsuits were filed in the Northern District of California and the District of Delaware alleging substantially similar claims. The Company’s Board of Directors also received a demand pursuant to Delaware Court of Chancery Rule 23.1, demanding the Board commence a lawsuit against current and former officers and directors for alleged breaches of fiduciary duties alleged in the securities action.
In September 2024, we received demands under Section 220 of the Delaware General Corporation Law for corporate books and records (“Section 220 Demand”) from two stockholders related to the foregoing matter. However, we received notice in November 2025 from one of the stockholders, and in March 2026 from the second stockholder, that they would no longer be pursuing their Section 220 Demand.
Based on information currently available, we have not recorded a liability related to these matters in our condensed consolidated financial statements as of October 4, 2026, because we cannot reasonably estimate the amount or range of potential losses.
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
During the fiscal quarter ended October 4, 2026, we repurchased 2,173,744 shares of our common stock for $6.2 million pursuant to the Repurchase Plan. The costs for these common stock repurchases are recorded to Treasury Stock, at Cost, on our Condensed Consolidated Balance Sheet. As of October 4, 2026 and December 28, 2025, we had $70.4 million and $1.6 million, respectively, available for repurchases of common stock under the Repurchase Plan.
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
Private Placement Warrants
The 5,500,000 Private Placement Warrants were originally issued in a private placement to the Sponsor and certain of its members on December 5, 2021. Each whole Private Placement Warrant became exercisable for one whole share of our common stock at a price of $10.66 per share.
As of December 28, 2025, we had 5,500,000 Private Placement Warrants outstanding. See Note 3 “Fair Value Measurement” for more information. The Private Placement Warrants were unexercised and expired on July 14, 2026.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9. Net Loss per Share
The following table sets forth the computation of our basic and diluted net EPS of common stock for the periods presented below (in thousands, except share and per share amount).

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Numerator:
Net loss attributable to common stockholders - basic	$(41,946)	$(53,713)	$(123,269)	$(121,751)
Decrease in fair value of Private Placement Warrants	—	(1,837)	—	—
Net loss attributable to common stockholders - diluted	$(41,946)	$(55,550)	$(123,269)	$(121,751)

Denominator:
Weighted-average shares outstanding used in computing net loss per share of common stock - basic	219,623,989	206,458,846	218,465,367	204,758,291
Dilutive effect of Private Placement Warrants	—	352,469	—	—
Weighted-average shares outstanding used in computing net loss per share of common stock, diluted	219,623,989	206,811,315	218,465,367	204,758,291

Net loss per share of common stock:
Basic	$(0.19)	$(0.26)	$(0.56)	$(0.59)
Diluted	$(0.19)	$(0.27)	$(0.56)	$(0.59)
The following table discloses shares of the securities that were not included in the diluted EPS calculation above because they are anti-dilutive for the periods presented above.

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Stock options outstanding	1,084,703	1,254,707	1,084,703	1,254,707
Restricted stock units and performance restricted stock units outstanding	12,097,951	13,647,149	12,097,951	13,647,149
Assumed conversion of Convertible Senior Notes	43,171,560	15,994,994	43,171,560	12,700,865
Private Placement Warrants outstanding	—	—	—	5,500,000
Employee stock purchase plan estimated shares	301,190	296,202	301,190	296,202
Note 10. Stock-based Compensation
We issue equity awards to our employees and non-employees in the form of stock options, restricted stock units (“RSUs”) and performance based RSUs (“PRSUs”). Additionally, we also offer an employee stock purchase plan (“ESPP”) to our eligible employees. We use the Black-Scholes option pricing model to value our stock options granted

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

	Fiscal Quarters Ended		Fiscal Years-to-Date Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Cost of revenue	$475	$280	$1,410	$757
Research and development	4,590	5,754	14,280	19,050
Selling, general and administrative	3,392	5,803	17,566	18,166
Total stock-based compensation expense	$8,457	$11,837	$33,256	$37,973
For the fiscal year-to-date ended October 4, 2026 and September 28, 2025, we capitalized $0.9 million and $0.6 million, respectively, of stock-based compensation as property and equipment, net on the Condensed Consolidated Balance Sheet. There was no recognized tax benefit related to stock-based compensation for the periods presented. In addition, we accrued $2.0 million of bonus to be settled in equity awards as accrued compensation on the Condensed Consolidated Balance Sheet as of October 4, 2026.
As of October 4, 2026, there was approximately $70.8 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.9 years. As of October 4, 2026, there was approximately $0.3 million of total unrecognized stock-based compensation related to the ESPP, which is expected to be recognized over a period of 0.80 years.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Option Activity
The following table summarizes stock option activities for the fiscal year-to-date ended October 4, 2026 (in thousands, except share, per share and contractual life amounts).

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1) (2)
Balances as of December 29, 2025	1,206,554	$9.69	5.2	$219
Exercised	(4,730)	0.05
Forfeited	(117,121)	9.00
Balances as of October 4, 2026	1,084,703	$9.81	4.3	$49
Vested and expected to vest at October 4, 2026	1,084,703	$9.81	4.3	$49
Vested and exercisable at October 4, 2026	1,084,703	$9.81	4.3	$49
Unvested and exercisable at October 4, 2026	—	$—	—	$—

(1)	The intrinsic value of options exercised is based upon the value of our stock at exercise.
(2)
The aggregate intrinsic value of the stock options outstanding as of October 4, 2026 represents the value of our closing stock price at $2.80 on the last trading day of the quarter ended October 4, 2026 in excess of the exercise price multiplied by the number of options outstanding.

Restricted Stock Unit and Performance Restricted Stock Unit Activities
The following table summarizes RSUs and PRSUs activities for the fiscal year-to-date ended October 4, 2026 (in thousands, except share and per share amount).

	RSUs		PRSUs
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
Issued and unvested shares balances as of December 29, 2025	10,336,628	$8.75	2,047,638	$7.51
Granted	8,183,680	5.04	2,077,776	4.97
Vested	(4,371,475)	7.57	(16,748)	8.25
Forfeited	(3,993,825)	7.86	(2,165,723)	6.53
Issued and unvested shares outstanding as of October 4, 2026	10,155,008	$6.62	1,942,943	$5.93
Note 11. Related Parties
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
For both the fiscal quarters ended October 4, 2026 and September 28, 2025 and the fiscal years-to-date ended October 4, 2026 and September 28, 2025, we recorded an immaterial amount of interest expense related to the Affiliate Notes in our Condensed Consolidated Statements of Operations.

ENOVIX CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12. Subsequent Events
In October and November 2026, the Company repurchased $128.0 million aggregate principal amount of its 2030 Convertible Senior Notes for an aggregate cash consideration of approximately $81.4 million, representing an approximately 36% discount to par, as part of its ongoing efforts to strengthen its capital structure.
On October 28, 2026, the Company’s Board of Directors declared a special dividend in the form of warrants to purchase shares of the Company’s common stock (the “2026 Warrants”) to holders of record of the Company’s common stock. The 2026 Warrants are expected to be distributed on or about November 18, 2026 to holders of record of the Company’s common stock as of the close of business on November 13, 2026 (the “Record Date”). Stockholders will receive one (1) warrant for every four (4) shares of common stock held, rounded down to the nearest whole warrant. Additionally, each holder of the Company’s 2028 Convertible Senior Notes and 2030 Convertible Senior Notes (collectively, the “Convertible Notes”) as of the Record Date will also receive, at the same time and on the same terms as holders of common stock, 2026 Warrants, without having to convert such holder’s Convertible Notes, as if such holder held a number of shares of common stock, equal to the product of (i) the conversion rate applicable to the Convertible Notes in effect on the Record Date and (ii) the aggregate principal amount of Convertible Notes held by such holder on such date. Under the terms of the 2026 Warrants, holders may pay the exercise price, which shall initially be $3.00, in cash or by surrendering 2028 Convertible Senior Notes, which will be credited at their principal amount, in lieu of cash. Any 2028 Convertible Senior Notes surrendered upon exercise of the 2026 Warrants will be cancelled. The 2026 Warrants will expire on April 28, 2028, unless certain early expiration conditions are met. The Company is currently evaluating the accounting for the 2026 Warrants.
In November 2026, the Company began to implement a restructuring plan and eliminated approximately 220 of 946 employee and contract direct-labor positions globally, primarily in Malaysia, with smaller reductions in the United States, India and China. The Company expects to recognize restructuring charges of approximately $1.5 million in the fourth quarter of fiscal 2026, consisting primarily of severance and other employee-related costs.

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
Business Overview
We design, develop and manufacture advanced lithium-ion batteries, including our proprietary silicon-anode architecture that enables higher energy density and performance relative to conventional battery cells, particularly in space-constrained, next generation AI-enabled devices. We have expanded our suite of battery offerings through acquisitions and now manufacture conventional lithium-ion batteries, primarily serving customers in the drone, defense and industrial markets.
We have concentrated our operational efforts on researching, developing and commercializing the next generation technology behind our silicon-anode lithium-ion battery cell architecture. Our Artificial Intelligence ClassTM batteries use our proprietary silicon-anode architecture for the next generation of mobile smartphones, smart eyewear and other AI-enabled devices. Our AI-1TM platform is in commercial production for smart eyewear, and we are sampling our next-generation AI-2TM platform with smart eyewear customers. We are currently concentrating our silicon-anode development efforts on smaller cells for smart eyewear and similar devices.
We also manufacture conventional lithium-ion and silicon-blended graphite battery products for drone, defense and industrial applications. Our MX-1 platform supports applications requiring high discharge rates and high gravimetric energy density. We are prioritizing growth in these markets through our South Korea operations, including an approximately $19 million capacity expansion expected to double our drone battery manufacturing capacity in mid-2027.
Subsequent to the third quarter of 2026, we implemented a cost reduction and restructuring plan, repurchased a portion of our 2030 Convertible Senior Notes and additional shares of our common stock, and declared a dividend of warrants to our stockholders. These actions are described below under “Key Trends, Opportunities and Uncertainties.”
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
In August 2026, our former Chief Executive Officer, President and member of the Company’s Board of Directors, Raj Talluri, resigned and Ryan Benton, our Chief Financial Officer, was appointed Interim Chief Executive Officer.
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
Drones, Defense and Industrial
Demand across our drone, defense and industrial end markets continued to expand during the third quarter of 2026. Our global pipeline for products manufactured at our South Korea facility grew approximately 18% to approximately $216 million as of the end of the third quarter of 2026, up from $183 million at the end of the second quarter. Within our approximately $216 million global pipeline, the drone pipeline grew approximately 48% from the end of the second quarter to approximately $150 million at the end of the third quarter. This pipeline represents our estimate of the peak annual production value of identified design opportunities and does not represent contracted or committed revenue. The timing and extent to which these opportunities convert into revenue will depend on a number of factors, including our ability to satisfy customer qualification requirements, secure design wins and scale production to meet customer demand. Some or all of these opportunities may not ultimately result in revenue.
In October 2026, we received an initial purchase order for 100,000 batteries from a multinational provider of dual-use drone systems, with deliveries scheduled in the first half of 2027. In November 2026, we received our first production purchase order for the MX1-B01, our high-energy aerial drone cell, from a U.S. drone manufacturer, with initial deliveries scheduled to begin in the first quarter of 2027.
We believe our established manufacturing operations in South Korea position us to address demand for high-performance drone batteries that meet applicable U.S. government sourcing requirements, including under the National Defense Authorization Act (NDAA) and the Trade Agreements Act (TAA), which we expect to exceed available industry supply through the end of the decade. Our drone battery passed UN 38.3 transportation testing, completing a key certification required for commercial shipment, and we commenced sampling to numerous customers in the third fiscal quarter of 2026. We are investing approximately $19 million to expand our drone battery manufacturing capacity at our South Korea facility, which is underway and expected to be completed in mid-2027. We plan to make additional investments in South Korea to further expand capacity and support anticipated customer demand.
Smart Eyewear
During the third fiscal quarter of 2026, we shipped approximately 8,600 silicon-anode AI-1 batteries, and recognized smart eyewear product revenue under a customer order for 50,000 packs. Shipments in the third quarter of 2026 were below our expectations as a result of a manufacturing process excursion, for which we have taken corrective action. As a result, we now expect to complete shipments under this order in the first half of 2027 rather than in the fourth quarter of 2026 as we previously expected. We continue to sample our AI-2 battery with smart eyewear customers. The timing and volume of future smart eyewear revenue will depend on our ability to complete current deliveries, manufacture at acceptable yields and obtain additional customer orders.
Smartphones
During 2026, our smartphone development efforts have primarily focused on qualifying our AI-1 silicon-anode cells with our lead smartphone original equipment manufacturer (“OEM”) customer. This work has included an accelerated cycle-life testing program developed in collaboration with the customer to evaluate our cells under a range of charge and discharge conditions. The final accelerated cycle-life test has passed our internal testing, and we expect the customer to verify that result in the fourth quarter of 2026. We believe these results demonstrate the cycle life and safety of our 100% active silicon-anode architecture in a smartphone-sized cell. However, our current qualification efforts were based on an earlier version of our silicon-anode technology, which now does not meet current customer energy density requirements. Accordingly, we have decided not to proceed with system-level field testing.
We have reduced AI-1 smartphone development spending and shifted our silicon-anode development focus to smaller cells for smart eyewear and similar devices, where development costs are substantially lower and will be directly supported by the smart eyewear production orders we are already shipping against. We expect our next energy density gains, including those from the AI-2 cells we are sampling, to reach smart eyewear customers first. The application of our AI-2 technology for smartphones requires further development to meet customer requirements and be competitive in the marketplace. At this time, we cannot be certain whether our AI-2 technology, when applied to a smartphone-sized cell, will be able to satisfy customer energy density requirements. Smartphones remain a long-term opportunity, and we expect to re-engage when our next-generation cells restore a clear energy density advantage and the economics justify applying those improvements to larger smartphone cells.
Manufacturing and Technology
In Malaysia, Fab2 remains in production at existing volumes, with near-term activities focused on completing our current smart eyewear order, sampling AI-2 and developing our next-generation small cells. Any broader increase in production will depend on product performance, manufacturing readiness and customer demand. We are concentrating our research and development and manufacturing engineering resources on a narrower set of priorities that we believe offer the greatest nearer-term return. Certain process improvement initiatives, including mechanical dicing, are behind their original schedules, and the timing and expected benefits of these initiatives remain subject to manufacturing and operational risks. Achieving the yield, throughput and cost levels necessary to support manufacturing at scale remains an important execution priority. Our technology roadmap for products manufactured in South Korea continues to include MX-2, the next generation of our MX-1 drone cell, which remains targeted for 2027.
Cost Structure and Restructuring
In November 2026, we began to implement a restructuring plan and eliminated approximately 220 of 946 employee and contract direct-labor positions globally, primarily in Malaysia, with smaller reductions in the United States, India and China. We expect annualized savings of approximately $8.5 million in compensation and benefits and will record restructuring charges of approximately $1.5 million in the fourth quarter of 2026, consisting primarily of severance and other employee-related costs.
Capital Structure Actions
During the third quarter of 2026, we repurchased approximately $6.2 million of our common stock under our stock repurchase program. In October 2026, subsequent to quarter end, we repurchased an additional $15.5 million of our common stock under the program.
In October 2026, subsequent to quarter-end, we repurchased $100.0 million aggregate principal amount of our 2030 Convertible Senior Notes for approximately $63.1 million in cash, plus accrued interest. In November 2026, we repurchased an additional $28.0 million aggregate principal amount for approximately $18.3 million in cash, plus accrued interest. In total, we repurchased $128.0 million aggregate principal amount for approximately $81.4 million, leaving $232.0 million aggregate principal amount outstanding of 2030 Convertible Senior Notes.
Also, on October 28, 2026, we declared a dividend of one warrant for every four shares of our common stock, to stockholders of record as of November 13, 2026. Each warrant is exercisable for one share at $3.00, payable in cash or by tendering 2028 Convertible Senior Notes at face value, and expires on April 28, 2028, subject to earlier expiration under specified conditions. Holders of our 2028 Convertible Senior Notes and 2030 Convertible Senior Notes as of the record date will also receive warrants, at the same time and on the same terms as our common stockholders and without converting their notes, based on the number of shares into which their notes were convertible on the record date. We cannot predict whether or when holders will exercise the warrants, and exercises would increase the number of shares outstanding, and holders who do not exercise or sell their warrants would experience dilution.
Global Risks
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
Other Income (Expense)
Other income and expense primarily consists of dividend income, interest income, interest expense, foreign currency transaction gain or loss and fair value adjustments for the 2025 outstanding common stock warrants.
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

Results of Operations
Comparison of the fiscal quarter and fiscal year-to-date ended October 4, 2026 to the fiscal quarter and fiscal year-to-date ended September 28, 2025
The following table sets forth our condensed consolidated operating results for the periods presented below (in thousands):

	Fiscal Quarters Ended		Change ($)	Change (%)	Fiscal Years-to-Date Ended		Change ($)	Change (%)
	October 4 2026	September 28 2025			October 4 2026	September 28 2025
Revenue	$11,039	$7,990	$3,049	38%	$27,663	$20,556	$7,107	35%
Cost of revenue	7,711	6,589	1,122	17%	21,481	16,952	4,529	27%
Gross profit	3,328	1,401	1,927	138%	6,182	3,604	2,578	72%
Operating expenses:
Research and development	26,812	28,180	(1,368)	(5)%	77,784	82,257	(4,473)	(5)%
Selling, general and administrative	15,810	20,194	(4,384)	(22)%	54,883	54,613	270	1%
Total operating expenses	42,622	48,374	(5,752)	(12)%	132,667	136,870	(4,203)	(3)%
Loss from operations	(39,294)	(46,973)	7,679	(16)%	(126,485)	(133,266)	6,781	(5)%
Other income (expense):
Change in fair value of common stock warrants	—	1,867	(1,867)	(100)%	6,578	11,778	(5,200)	(44)%
Gain on bargain purchase of assets	—	—	—	—%	—	4,761	(4,761)	(100)%
Interest income	4,943	2,540	2,403	95%	15,853	7,401	8,452	114%
Interest expense	(6,559)	(11,765)	5,206	(44)%	(20,088)	(15,186)	(4,902)	32%
Other income (expense), net	(1,154)	140	(1,294)	(924)%	173	1,501	(1,328)	(88)%
Total other income (expense), net	(2,770)	(7,218)	4,448	(62)%	2,516	10,255	(7,739)	(75)%
Loss before income tax benefit	(42,064)	(54,191)	12,127	(22)%	(123,969)	(123,011)	(958)	1%
Income tax benefit	(148)	(422)	274	(65)%	(718)	(1,445)	727	(50)%
Net loss	$(41,916)	$(53,769)	$11,853	(22)%	$(123,251)	$(121,566)	$(1,685)	1%
Net gain (loss) attributable to non-controlling interest	30	(56)	86	(154)%	18	185	(167)	(90)%
Net loss attributable to Enovix	$(41,946)	$(53,713)	$11,767	(22)%	$(123,269)	$(121,751)	$(1,518)	1%

Revenue
Revenue for the fiscal quarter ended October 4, 2026 was $11.0 million, compared to $8.0 million for the fiscal quarter ended September 28, 2025. The increase in revenue of $3.0 million, or 38%, was principally from higher sales to defense customers.
Revenue for the fiscal year-to-date ended October 4, 2026 was $27.7 million, compared to $20.6 million for the fiscal year-to-date ended September 28, 2025. The increase in revenue of $7.1 million, or 35%, was primarily attributable to increased sales to defense and industrial customers.
As of October 4, 2026 and December 28, 2025, we had $1.3 million and $5.3 million of deferred revenue on our Condensed Consolidated Balance Sheets.
Cost of Revenue
Cost of revenue for the fiscal quarter ended October 4, 2026 was $7.7 million, compared to $6.6 million for the fiscal quarter ended September 28, 2025. The increase in cost of revenue of $1.1 million, or 17%, was primarily attributable to higher production volume supporting the revenue growth netted with the lower cost to produce the defense product resulting from the acquisition of assets from SolarEdge Technologies Korea, Ltd. (“SETK”) in the second fiscal quarter of 2025.
Cost of revenue for the fiscal year-to-date ended October 4, 2026 was $21.5 million, compared to $17.0 million during the prior fiscal year-to-date ended September 28, 2025. The increase in cost of revenue of $4.5 million, or 27%, was primarily attributable to higher production volume supporting the revenue growth netted with the lower costs to produce defense products resulting from the acquisition of assets from SETK in the second fiscal quarter of 2025.
As of October 4, 2026 and December 28, 2025, we had $0.8 million of deferred contract costs on our Condensed Consolidated Balance Sheets.
Research and Development Expenses
Research and development (“R&D”) expenses during the fiscal quarter ended October 4, 2026 were $26.8 million, compared to $28.2 million during the fiscal quarter ended September 28, 2025. The decrease of $1.4 million, or 5%, was primarily attributable to lower stock-based compensation expense of $1.2 million, reduced materials usage of $0.4 million and lower equipment repair costs of $0.6 million. These decreases were offset by disposition of fixed assets of $0.6 million and higher common expenses allocation into R&D of $0.4 million.
Research and development expenses for the fiscal year-to-date ended October 4, 2026 were $77.8 million, compared to $82.3 million during the prior fiscal year-to-date ended September 28, 2025. The decrease of $4.5 million, or 5%, was primarily attributable to lower salaries, benefits and stock-based compensation of $6.3 million. These decreases were offset by higher depreciation expense of $1.0 million, materials usage of $0.5 million and higher consumable usage of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the fiscal quarter ended October 4, 2026 were $15.8 million, compared to $20.2 million for the fiscal quarter ended September 28, 2025. The decrease of $4.4 million, or 22%, was primarily attributable to lower stock-based compensation expense of $2.5 million and lower securities case legal costs of $3.5 million. These decreases were offset by higher professional fees of $0.8 million, depreciation expense of $0.3 million, common expenses allocation into R&D of $0.4 million.
Selling, general and administrative expenses for the fiscal year-to-date ended October 4, 2026 were $54.9 million, compared to $54.6 million for the fiscal year-to-date ended September 28, 2025. The increase of $0.3 million, or 1%, was primarily attributable to higher professional fees of $2.8 million, facilities expenses of $0.9 million, higher depreciation expense of $0.8 million, lower common expenses allocated to R&D of $0.8 million, and higher salaries and benefits of $0.4 million. These increases were offset by lower stock-based compensation expense of $0.6 million and lower securities case legal costs of $4.6 million.
Change in Fair Value of Common Stock Warrants
For the fiscal year-to-date ended October 4, 2026, the change in fair value of common stock warrants of $6.6 million was mainly attributable to a decrease in the fair value and expiration of the 5,500,000 Private Placement Warrants (as defined in Note 3 “Fair Value Measurement” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q). There was no change in fair value of common stock warrants for the fiscal quarter ended October 4, 2026 as these Private Placement Warrants were unexercised and expired on July 14, 2026. For the fiscal quarter and fiscal year-to-date ended September 28, 2025, the changes in fair value of common stock warrants of $1.9 million and $11.8 million, respectively, were attributable to a fluctuation in the fair value of the 5,500,000 Private Placement Warrants.
Gain on Bargain Purchase of Assets
In April 2025, we acquired battery cell manufacturing assets located in South Korea from SETK for total purchase consideration of $10.0 million in cash. As a result of this business acquisition, we recorded $4.8 million of gain on bargain purchase as the estimated fair value of the acquired assets exceeded the purchase consideration. There was no gain on bargain purchase for the fiscal year-to-date ended October 4, 2026.

Interest Income
Interest income for fiscal quarter ended October 4, 2026 was $4.9 million, compared to $2.5 million during the fiscal quarter ended September 28, 2025. The increase of $2.4 million, or 95%, was primarily attributable to higher average cash and investments balances in the current period.
Interest income for fiscal year-to-date ended October 4, 2026 was $15.9 million, compared to $7.4 million during the fiscal year-to-date ended September 28, 2025. The increase of $8.5 million, or 114%, was primarily attributable to higher average cash and investments balances and yields earned on short-term and long-term investments.
Interest Expense
Interest expense for the fiscal quarter ended October 4, 2026 was $6.6 million, compared to $11.8 million for the fiscal quarter ended September 28, 2025. The decrease of $5.2 million, or 44%, was primarily attributable to a one-time charge of $9.2 million for the rights with the 2025 Warrants issued to the holders of the 2028 Convertible Senior Notes in the fiscal quarter ended September 28, 2025, partially offset by the issuance of additional convertible senior notes in the third fiscal quarter of 2025.
Interest expense for the fiscal year-to-date ended October 4, 2026 was $20.1 million, compared to $15.2 million for the fiscal year-to-date ended September 28, 2025. The increase of $4.9 million, or 32%, was primarily attributable to the issuance of additional convertible senior notes in the third fiscal quarter of 2025, partially offset by a one-time charge of $9.2 million for the rights with the 2025 Warrants issued to the holders of the 2028 Convertible Senior Notes in the fiscal year-to-date ended September 28, 2025.
Other Income (Expense), Net
Other expense, net for the fiscal quarter ended October 4, 2026 was $1.2 million, which primarily consisted of foreign currency losses due to the strengthening of the South Korean Won to U.S. dollars.
Other income, net for the fiscal quarter ended September 28, 2025 was $0.1 million, which primarily consisted of foreign currency gains due to the strengthening of the U.S. dollar in the period.
Other income, net for the fiscal year-to-date ended October 4, 2026 was $0.2 million, which primarily consisted of a one-time realized foreign exchange gain related to the Malaysia tenancy agreement being modified, partially offset by foreign currency losses due to the strengthening of Malaysian Ringgits and the South Korean Won to U.S. dollars. For fiscal year-to-date ended September 28, 2025, other income, net was $1.5 million, which primarily consisted of a one-time import duty forgiveness of $2.4 million and the strengthening of the U.S. dollar in the period.
Income Tax Benefit
Income tax benefit for the fiscal quarter ended October 4, 2026 was $0.1 million compared to an income tax benefit of $0.4 million for fiscal quarter ended September 28, 2025. The tax benefit was calculated based on the estimated annual effective tax rate. The decrease of $0.3 million in tax benefit was primarily attributable to lower income tax benefit on the losses generated from certain foreign jurisdictions.
Income tax benefit for the fiscal year-to-date ended October 4, 2026 and September 28, 2025 was $0.7 million and $1.4 million, respectively, which was calculated based on the estimated annualized effective tax rate and was due to the income tax benefit in foreign jurisdictions.

Liquidity and Capital Resources
We have incurred operating losses and negative cash flows from operations since inception through October 4, 2026 and expect to continue to incur operating losses for the foreseeable future. As of October 4, 2026, we had cash, cash equivalents, restricted cash, and short-term and long-term investments of $512.2 million, working capital of $391.3 million and an accumulated deficit of $1.10 billion.
Material Cash Requirements
We use cash to fund operations, meet working capital requirements and fund our capital expenditures. Our near-term cash priorities include supporting operations, expanding capacity in South Korea and funding selected product development activities. In November 2026, the Company began to implement a restructuring plan to reduce our annualized cost structure and eliminated approximately 220 of 946 employee and contract direct-labor positions globally, primarily in Malaysia, with smaller reductions in the United States, India and China. We expect annualized savings of approximately $8.5 million in compensation and benefits and will record restructuring charges of approximately $1.5 million in the fourth quarter of 2026, consisting primarily of severance and other employee-related costs. The timing and extent of cash savings will depend on implementation of the plan.
For the fiscal year-to-date ended October 4, 2026, we used $16.7 million of our cash to fund our acquisitions of property and equipment. We expect capital expenditures of $5.0 million to $8.0 million in the fourth quarter of fiscal 2026, principally relating to the South Korea capacity expansion. For more information regarding our purchase commitments, please see the contractual obligations and commitments section below.
In October 2026, we repurchased $100.0 million aggregate principal amount of our 2030 Convertible Senior Notes for an aggregate cash consideration of approximately $63.1 million, plus accrued interest. In November 2026, we repurchased an additional $28.0 million aggregate principal amount for approximately $18.3 million in cash, plus accrued interest. In total, we repurchased $128.0 million aggregate principal amount for approximately $81.4 million, leaving $232.0 million aggregate principal amount outstanding of 2030 Convertible Senior Notes.
Subsequent to October 4, 2026, the note repurchases and October common stock repurchases used approximately $96.9 million of cash in aggregate, excluding accrued interest on the November note repurchase. These expenditures are not reflected in our October 4, 2026 liquidity balances.
On October 28, 2026, our Board of Directors declared a special dividend in the form of warrants to purchase shares of our common stock (the “2026 Warrants”) to holders of record of our common stock. The 2026 Warrants are expected to be distributed on or about November 18, 2026 to holders of record of our common stock as of the close of business on November 13, 2026 (the “Record Date”). Stockholders will receive one (1) warrant for every four (4) shares of common stock held, rounded down to the nearest whole warrant. Additionally, each holder of our 2028 Convertible Senior Notes and 2030 Convertible Senior Notes (collectively, the “Convertible Notes”) as of the Record Date will also receive, at the same time and on the same terms as holders of Common Stock, warrants to purchase common stock, without having to convert such holder’s Convertible Notes, as if such holder held a number of shares of common stock, equal to the product of (i) the conversion rate applicable to the Convertible Notes in effect on the Record Date and (ii) the aggregate principal amount of Convertible Notes held by such holder on such date. Under the terms of the 2026 Warrants, holders may pay the exercise price, which shall initially be $3.00, in cash or by surrendering 2028 Convertible Senior Notes, which will be credited at their principal amount, in lieu of cash. Any 2028 Convertible Senior Notes surrendered upon exercise of the 2026 Warrants will be cancelled. The 2026 Warrants will expire on April 28, 2028, unless certain early expiration conditions are met.
Based on the anticipated spending and timing of expenditures to support operational development and market expansion, we currently expect that our cash will be sufficient to meet our funding requirements over the next twelve months from the date this Quarterly Report on Form 10-Q is filed. We believe we will meet longer-term expected future cash requirements and obligations through a combination of available cash, cash equivalents, operating cash flow improvement as revenue scales, and access to debt or equity capital markets. As of October 4, 2026, $70.4 million remained available under the Company’s share repurchase program and the Company intends to evaluate repurchase activity on an opportunistic basis while prioritizing liquidity to support operational growth. We have made our estimates based on historical experience and various other relevant factors and we believe that they are reasonable. Actual results may differ from our estimates, and we could utilize our available capital resources sooner than we expect.

Summary of Cash Flows
The following table provides a summary of cash flow data for the periods presented below (in thousands).

	Fiscal Years-to-Date Ended		Change ($)
	October 4 2026	September 28 2025
Net cash used in operating activities	$(84,089)	$(68,292)	$(15,797)
Net cash provided by (used in) investing activities	50,424	(339,204)	389,628
Net cash provided by (used in) financing activities	(9,380)	470,733	(480,113)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	394	(409)	803
Change in cash, cash equivalents, and restricted cash	$(42,651)	$62,828	$(105,479)
Fiscal Year-to-Date Ended October 4, 2026 Compared to Prior Fiscal Year-to-Date Ended September 28, 2025
Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of operating expenses supporting product development and manufacturing activities. Future operating cash requirements will depend on revenue growth, working capital needs, manufacturing activity and the timing and extent of restructuring savings. Our overall cash requirements will also reflect planned capacity investments in South Korea and selected product development activities.
Net cash used in operating activities was $84.1 million for the fiscal year-to-date ended October 4, 2026. Net cash used in operating activities consisted of a net loss of $123.3 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of the Private Placement Warrants of $6.6 million, stock-based compensation expense of $33.3 million and depreciation and amortization expense, net of accretion of $29.9 million.
Net cash used in operating activities was $68.3 million for the fiscal year-to-date ended September 28, 2025. Net cash used in operating activities consisted of a net loss of $121.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of Private Placement Warrants of $11.8 million, stock-based compensation expense of $38.0 million and depreciation and amortization expense, net of accretion on investments of $26.7 million.
Investing Activities
Our cash flows provided by or used in investing activities to date have been primarily comprised of purchases of property and equipment, as well as purchases of short-term and long-term investments. Our near-term capital expenditures are principally focused on the South Korea capacity expansion. Fab2 remains in production at existing volumes, and broader increases in production will depend on product performance, manufacturing readiness and customer demand.
Net cash provided by investing activities was $50.4 million for the fiscal year-to-date ended October 4, 2026, which primarily consisted of $409.2 million of maturities of investments, partially offset by $342.0 million of investment purchases and $16.7 million of equipment purchases.
Net cash used in investing activities for the fiscal year-to-date ended September 28, 2025 was $339.2 million, which primarily consisted of $17.2 million of equipment purchases, $370.1 million of short-term investment purchases and $10.0 million of payment for an acquisition of assets in South Korea, partially offset by maturities of $58.1 million of short-term investments.
Financing Activities
Net cash used in financing activities was $9.4 million for the fiscal year-to-date ended October 4, 2026, which primarily consisted of $6.2 million used to buyback shares of our common stock pursuant to the Repurchase Plan, $4.1 million of payroll tax payments for shares withheld upon vesting of restricted stock units, $1.7 million of loan payments, and $0.7 million used to fund the purchase of additional shares of Routejade from a minority shareholder, partially offset by $2.4 million of net proceeds from loan borrowing, and $0.9 million of proceeds from the employee stock purchase plan (“ESPP”) to purchase our common stock.
Net cash provided by financing activities was $470.7 million for the fiscal year-to-date ended September 28, 2025, which primarily consisted of $350.1 million of net proceeds from the issuance of the 2030 Convertible Senior Notes,

$226.6 million of net proceeds from the exercise of the 2025 Warrants, $3.8 million of proceeds from the exercise of stock options and ESPP to purchase our common stock, partially offset by $58.4 million used to buyback shares of our common stock pursuant to the Repurchase Plan, $45.3 million of capped call purchases in connection with the 2030 Convertible Senior Notes transactions, $4.9 million of payroll tax payments for shares withheld upon vesting of restricted stock units and $0.8 million of loan payments.
Contractual Obligations and Commitments
As of October 4, 2026, we had $172.5 million aggregate principal amount of the 2028 Convertible Senior Notes outstanding with an interest rate of 3.00%, which will mature on May 1, 2028 unless earlier converted, redeemed or repurchased, and $360.0 million aggregate principal amount of the 2030 Convertible Senior Notes outstanding with an interest rate of 4.75%, which will mature on September 15, 2030 unless earlier converted, redeemed or repurchased, of which $128.0 million was repurchased in October and November 2026, leaving $232.0 million aggregate principal amount outstanding following those repurchases. Please see Note 6 “Borrowings” and Note 12 “Subsequent Events” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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
We expect to enter into other commitments to support our product development, the build-out of our manufacturing facilities, and our business development, which are generally cancellable upon notice. Additionally, from time to time, we enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. As of October 4, 2026, our commitments included approximately $16.1 million of our open purchase orders, including equipment purchase orders, and contractual obligations that occurred in the ordinary course of business. For contractual obligations, please see Note 7 “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q for further information.
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
There have been no material changes to our critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K.
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
Interest Rate Risk
The market risk inherent in our financial instruments and financial position represents the potential loss arising from adverse changes in interest rates. As of October 4, 2026, we had cash, cash equivalents, restricted cash, and short-term and long-term investments totaling $512.2 million. Our cash, cash equivalents, and restricted cash are held in cash deposits, money market funds and U.S. treasury bills. The primary objectives of our investment activities are the preservation of capital and the fulfillment of liquidity needs. Our short-term and long-term investments consist of highly liquid fixed-income securities and we do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio.
As of October 4, 2026, we had $172.5 million of the 2028 Convertible Senior Notes with an annual interest rate of 3.00%, and $360.0 million of the 2030 Convertible Senior Notes with an annual interest rate of 4.75%, which accounted for approximately 98% of our total debt before debt issuance costs, and the other borrowings are mostly with fixed interest rates. We subsequently repurchased $128.0 million aggregated principal amount of the 2030 Convertible Senior Notes for an aggregate cash consideration of approximately $81.4 million in October and November 2026. As such, we do not believe that we are exposed to any material interest rate risk as a result of our borrowing activities.
Uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets.
Foreign Currency Risk
For the fiscal year-to-date ended October 4, 2026, we conducted operations primarily in the U.S. and in Asia. The majority of our expenses, and capital purchasing activities are transacted in U.S. dollars. Our operations outside of the U.S. are subject to risks typical of operations outside of the U.S. including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. If a hypothetical 10% adverse change in foreign currency exchange rate was applied to our monetary assets and liabilities as of October 4, 2026, the effect of such change would not be material to our condensed consolidated financial condition or our results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded, as of October 4, 2026, that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 4, 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•Fluctuations in foreign currency exchange rates and interest rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.
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
•The 2026 Warrant Distribution may not achieve its intended objectives, and the amount of cash we receive and the amount of debt we retire, if any, will depend on decisions made by holders of the 2026 Warrants that are outside our control.
•Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

•We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
•The trading price of our common stock may be volatile, and the value of an investment in our common stock and corresponding derivative securities may decline.
•Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

Risks Related to Our Manufacturing and Scale-Up
We will need to continue to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics in order to satisfy customer requirements and stay ahead of competition over time, which is difficult, and we may not be able to do.*
Our roadmap to improve our energy density, cycle life, fast charging, capacity roll off and gassing metrics requires us to implement higher energy density materials for both cathodes and anodes, and electrolyte and separator materials. To successfully use these materials, we will have to optimize our cell designs including, but not limited to, formulations, thicknesses, geometries, materials, chemistries and manufacturing tolerances and techniques. It could take us longer than we anticipate to incorporate these new materials or achieve certain cell performance specifications required by customers, particularly in instances where legacy battery testing methods may not adequately reflect real-world usage conditions for silicon-anode batteries, such as cycle life. In instances where alternative qualification frameworks are deemed necessary or certain metrics continue to show progress but do not meet required thresholds, customer acceptance may be delayed for an extended period of time, if obtained at all.
Further, we will need to make improvements in our technology to achieve our energy density, cycle life, fast charge, capacity roll off and gassing metrics improvement roadmap. These improvements may not be possible, or could take longer, or be more difficult than forecasted. For example, although we expect the energy density of our AI-2 cells to increase over prior generations, we may not achieve the energy density gains we currently expect, or on our anticipated timeline, and may not meet customer requirements. In addition, competing cells may offer higher energy density or improve faster than we expect. If we cannot meet customers’ performance, timing or cost requirements, we may delay, reduce or discontinue certain development programs and redirect resources to other applications. Any such action could limit revenue opportunities and our ability to recover prior investments, any of which would adversely affect our business, results of operations and financial condition. Finally, if we are unable to improve or further develop our packaging technology, this could reduce the performance of our products and delay the availability of products to customers, which would negatively impact our ability to compete.
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
In addition, unexpected malfunctions of our production equipment have in the past significantly affected, and may in the future significantly affect, the intended operational efficiency. Qualified labor is needed to remedy any such equipment malfunction, which may not be readily available. Because this equipment has not previously been used to build lithium-ion battery cells, the operational performance and costs associated with the maintenance and repair of this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, (i) failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, (ii) environmental hazards and remediation, (iii) difficulty or delays in obtaining governmental permits, (iv) damages or defects in systems, (v) cybersecurity intrusion and related disruptions and (vi) industrial accidents, fires, seismic activity and other natural disasters. Further, we have in the past experienced power outages at our facilities and may again in the future. If outages are more frequent or longer in duration than expected, it could impact our ability to manufacture batteries in a timely manner. If our production equipment does not achieve the projected levels of its output or our production equipment becomes obsolete, it may be necessary to record an impairment charge to reduce the carrying value of our machinery and equipment, which would adversely affect our results of operations and financial condition.
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
In 2024, we relocated our Fab1 manufacturing operations from Fremont, California to Fab2 in Malaysia. We also completed site acceptance testing (“SAT”) and began production of batteries on our Agility line and completed factory acceptance testing (“FAT”), and SAT, for our High-Volume Manufacturing (“HVM”) line in Malaysia. However, our profitability targets rely on our ability to aggressively reduce the capital costs of our production lines and implement productivity improvements. If such efficiency gains are unsuccessful, we may be unable to achieve our target margin and profitability goals. We expect that our current manufacturing lines will be sufficient to produce batteries on a commercial scale, but not in high enough volumes to meet our long-term expected customer demand. Therefore, we are working to bring additional facilities online at Fab2 and in Korea, including evaluating additional or alternative manufacturing locations, as well as further refining our approach to improve yields over time.
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
Additionally, we have previously undertaken restructuring plans to manage our operating expenses and we may do so again in the future. We completed a restructuring in 2024 designed to reduce our operating costs and support our strategic goals, and we completed an additional reduction in our workforce in November 2026. As part of the 2024 restructuring plan, we relocated our manufacturing operations from our Fab1 facility in Fremont, California to Malaysia, resulting in a plan of workforce reduction in the U.S., as well as significant restructuring charges associated with equipment disposals as part of the relocation. We expect to recognize restructuring charges in the fourth fiscal quarter of 2026 relating to the 2026 reduction in force. Thus, we may in the future incur material costs and charges in connection with restructuring plans and initiatives and there can be no assurance that any such plans and initiatives will be successful, or that we will be able to adequately manage our operating expenses. Any restructuring plans may adversely affect our operations and ability to recruit and retain skilled and motivated personnel, result in a loss of continuity and accumulated knowledge, or inefficiency during the transition period, and will likely require a significant amount of employees’ time and focus, all of which may divert attention away from operating and growing our business. If we fail to achieve some or all of the expected benefits of any restructuring plans, which may be impacted by factors outside of our control, our business, operating results, and financial condition could be adversely affected. For more information, see Note 15 “Restructuring Costs” of our Consolidated Financial Statements in our Annual Report on Form 10-K.
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
• exposure to political or economic instability and general economic fluctuations in the countries in which we operate;
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
The unavailability of key components or equipment could result in delays in constructing manufacturing equipment, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our lithium-ion battery production, as well as reduced manufacturing capacity. We have in the past experienced, and may continue to experience, suppliers that are unwilling or unable to meet our timing, cost, quality or volume needs, which may require us to identify alternative suppliers, potentially at higher cost or with additional delays. There can be no assurance that alternative sources will be available in a timely manner or at all.
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
Our customers’ products are typically on yearly or longer refresh cycles. Due to the lengthy sales cycles, if we miss qualification timing by even a small amount, the impact to our production schedule, revenue and profits could be large and may mean that our guidance or revenue forecasts for the fiscal year do not materialize as expected. While we intend to meet all qualification criteria, some field reliability risks remain such as cycle life, long-term high-temperature storage capacity and swelling, among others. Batteries are known in the market to have historically faced risks associated with safety, and therefore customers can be reluctant to take risks on new battery technologies. Since new battery technologies have not been widely adopted by customers in the battery market, it may be difficult for us to overcome customer risk objections. If unanticipated product safety problems arise, it may raise warranty costs and adversely affect revenue and profit.
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
Our cell architecture is different than other batteries and may behave differently in certain customer use applications that we have not evaluated. This could limit our ability to deliver to certain applications, including, but not limited to, smartphones, IoT, smart eyewear, action cameras, portable gaming and smartwatches, and other AI-powered devices. In addition, we have limited historical data on the performance and reliability of our batteries over time. If our batteries fail unexpectedly in the field, such failures could result in significant warranty costs and/or reputational harm. For example, the electrodes and separator structure of our battery are different from traditional lithium-ion batteries and therefore could be susceptible to different and unknown failure modes, leading our batteries to fail and cause a safety event in the field, which could further result in the failure of our end customers’ products as well as the loss of life or property. Any safety event in the field, but in particular, one in which the end product failure results in significant loss, could result in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to the reputational harm that results. In addition, some of our supply agreements require us to fund some or all of the cost of a recall and replacement of end products affected by our batteries.
We have significant customer concentration in key market sectors and dependence on these customers creates a risk to our business and financial condition.
We face risks associated with customer concentration, which could adversely affect our financial condition, results of operations, and business prospects. Our current revenue stream is derived largely from a limited number of key customers, particularly those in the defense sector. One customer, a defense subcontractor in South Korea, accounted for the majority of our total revenue for the fiscal quarter ended October 4, 2026 and fiscal year 2025. As a result of this customer concentration, our financial performance is highly sensitive to the retention, performance, and ongoing demand from our significant customers. The loss, or material reduction in business, from any significant customer, whether due to strategic shifts, sourcing decisions, financial distress, bankruptcy, or other factors, could result in a sudden and material decline in our revenue and cash flows. Moreover, the terms and conditions of contracts with these key customers may not provide us with sufficient protection against fluctuations in demand, changes in pricing, or competitive pressures, which could have a material adverse impact on our business, financial condition, and results of operations.

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
We incurred net loss attributable to Enovix of approximately $41.9 million and $53.7 million, respectively, for the fiscal quarters ended October 4, 2026 and September 28, 2025, and had an accumulated deficit of approximately $1.10 billion as of October 4, 2026. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-ion batteries.
We currently expect that we will continue to incur losses in future periods as we, among other things: (i) continue to incur additional expenses in connection with the development of our manufacturing process and the manufacturing of our batteries; (ii) secure additional manufacturing lines and invest in manufacturing capabilities; (iii) build up inventory of components for our batteries; (iv) build up supplies of batteries for projected demand; (v) increase our sales and marketing activities; (vi) develop our distribution infrastructure; and (vii) increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in a substantial increase in our revenue, which would further increase our losses.

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
Operational problems with our manufacturing equipment subject us to safety risks which, if not adequately addressed, could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. From time to time, we have experienced fires at our manufacturing facilities. While we have retained industry experts and designed our factories with appropriate safety precautions to address the fire risk of manufacturing batteries and to minimize the impact of any such event, if these precautions are inadequate or an event is larger than expected, such occurrences could result in significant equipment, product or facility damage that could lead to manufacturing delays, adversely affect the timing of deliveries to customers and require additional cash to recover.
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
A recall of our battery cells would be time-consuming and expensive. Furthermore, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Our insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
Further, product liability claims, injuries, defects or other problems experienced by other companies in the lithium-ion battery market could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.
The battery market continues to evolve and is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.*
The battery market in which we compete continues to evolve and is highly competitive. Our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. Furthermore, existing and potential customers have developed, and may in the future develop, their own battery technologies with improvements in energy density faster than they have historically and what we have assumed, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage and price premium, which would negatively impact the prospects for our business or negatively impact our ability to sell our products at a market-competitive price and sufficient margins.
Developments in alternative technologies, improvements in battery technology made by competitors, or changes in our competitors’ respective business models may materially adversely affect the sales, pricing and gross margins of our batteries. Customers may choose competing cells that offer higher energy density or lower cost than ours, and we may forgo or deprioritize certain markets as a result. For example, we have decided not to proceed with system-level field testing of AI-1 with our lead smartphone customer, as further discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Trends, Opportunities and Uncertainties.” If a competing technology is developed that has superior operational or price performance, our business will be harmed. Further, our financial modeling assumes that, in addition to improving our core architecture over time, we are able to retain access to state-of-the-art industry materials as they are developed. If industry battery competitors develop their own proprietary materials, we would be unable to access these and would lose our competitive advantage in the market. If we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our lithium-ion batteries, our business will be harmed.
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
Highly publicized incidents of laptop computers and cell phones bursting into flames have focused attention on the safety of lithium-ion batteries. If one of our products were to cause personal injury or property damage, including as a result of product malfunctions, defects or improper installation leading to a fire or other hazardous condition, we may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have a limited history of commercial testing and mass production. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery product candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

If we are unable to attract and retain key employees and qualified personnel on a global basis, our business and prospects could be harmed.*
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel on a global basis, and, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lose any one or more of their services. There have been, and may continue to be, changes in our management team resulting from the departure or onboarding of executives and key employees, which could disrupt our business. For example, in addition to turnover of key executive positions in 2023, our Chief Financial Officer stepped down in December 2024, we created a new role and appointed a Chief Accounting Officer at the end of December 2024, appointed a new Chief Financial Officer in April 2025, and our Chief Operating Officer announced his retirement, effective February 2026, after which we appointed a new Chief Operating Officer in the third quarter of fiscal 2026. Additionally, our former Chief Executive Officer concluded his service effective August 13, 2026, and our Board of Directors appointed our Chief Financial Officer to serve as Interim Chief Executive Officer. Our Board of Directors is currently conducting a search for a permanent Chief Executive Officer. Such changes in our executive management team or workforce may be disruptive to our business, divert management’s attention, result in a loss of knowledge and negatively impact employee morale.
If we encounter further turnover or difficulties associated with the transition or departure of our executive officers and key employees, or if we are unsuccessful in recruiting new personnel or in retaining and motivating existing personnel, our operations may be disrupted, which could harm our business. We are dependent on the continued service of our senior technical and management personnel because of the complexity of our products. Our senior management and key employees are employed on an at-will basis. We cannot assure you that we will be able to retain the services of our senior management team or other key employees, or that we will be able to timely replace such employees. The loss of one or more of our senior management or other key employees could harm our business.
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
In the past, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting, both of which have since been remediated. We did not identify any material weakness in the periods covered by this report. With respect to any future acquisition, we may encounter unexpected integration challenges, and such integration process may take longer than anticipated, which may have a negative impact on our ability to report effectively on our internal controls. If we are unable to successfully integrate any future acquisition into our existing internal control over financial reporting processes in a timely manner, our ability to accurately report our financial results could be negatively impacted.
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
In addition, we are working to upgrade our enterprise resource planning (“ERP”) system in order to further streamline the management of our financial, accounting, human resources, sales and marketing and other functions and enable us to manage our operations and performance more effectively. However, an upgrade of our ERP system will likely require significant resources for us to complete the implementation effectively, which may result in substantial costs. Additionally, any disruptions or difficulties in using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables, any of which could have a material adverse effect on our business, operations and financial condition. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.
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
The 2026 Warrant Distribution may not achieve its intended objectives, and the amount of cash we receive and the amount of debt we retire, if any, will depend on decisions made by holders of the 2026 Warrants that are outside our control.*
On October 28, 2026, our Board of Directors declared the distribution of 2026 Warrants to holders of record of our common stock and our Convertible Senior Notes as of November 13, 2026. We expect to distribute approximately 61.0 million 2026 Warrants on or about November 18, 2026.
Holders are under no obligation to exercise and may hold, sell or exercise their 2026 Warrants in their sole discretion. Even if 2026 Warrants are exercised, the benefit to us will depend on if the exercised are made for cash or in exchange for 2028 Notes. We cannot predict how many 2026 Warrants may be exercised, including for 2028 Notes, or the impact on our balance sheet or existing stockholders of this dividend. To the extent that 2028 Notes are not surrendered, the remaining principal amount of the 2028 Notes will mature on May 1, 2028, three days after the scheduled expiration of the 2026 Warrants, and we would need to repay or refinance this indebtedness.
The 2026 Warrant Distribution is subject to conditions and uncertainties, including approval of the listing of the 2026 Warrants on Nasdaq, effectiveness of the registration statement covering the shares issuable on exercise, and our discretion to modify certain terms and designations under the warrant agreement. It may be delayed, modified or not completed as described, and exercise rights may be suspended if the registration statement is not available. See Note 12 “Subsequent Events” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.*
To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution, and the terms of these issued securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. We may issue debt or equity securities under our shelf registration statement filed with the SEC in November 2026, including in an at-the-market (“ATM”) offering under our ATM facility, or we may issue debt or equity securities in private transactions. For example, during the third quarter of 2025, we declared and issued a special dividend in the form of publicly-traded common stock warrants (the “2025 Warrants”), which were distributed on or about July 21, 2025 and raised gross proceeds of $232.1 million from the exercise of 2025 Warrants, and we issued 26,526,344 shares of our common stock in connection with the exercise of the 2025 Warrants. We expect, but cannot guarantee, that we will issue additional shares of our common stock in connection with the 2026 Warrant Distribution. We also issued $360.0 million of our 2030 Convertible Senior Notes in September 2025, which are convertible into shares of our common stock (see Note 6 “Borrowings” of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details).
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
Risks Related to Ownership of Our Securities
The trading price of our common stock may be volatile, and the value of an investment in our common stock and corresponding derivative securities may decline.
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
Furthermore, short sellers may engage in manipulative activity intended to drive down the market price of target company stock. We have in the past been the subject of a short seller report containing certain allegations against us. While we reviewed the allegations in such report and believe them to be unsubstantiated, we may in the future become subject to additional unfavorable reports, which may cause us to expend a significant amount of resources to investigate such allegations and may lead to increased volatility in the price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have a total of 212,206,365 shares of common stock outstanding as of November 6, 2026. All of our outstanding shares are eligible for sale in the public market, other than shares and options held by directors, executive officers, and other affiliates that are subject to volume limitations under Rule 144 of the Securities Act, various vesting agreements, and restrictive legends that limit sales other than under an effective registration statement. Additionally, the shares of common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market upon issuance, subject to the applicable provisions of our insider trading policy.
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
Recent global conflicts, such as the conflicts in the Middle East and Russia’s invasion of Ukraine, have led the U.S. and certain other countries to impose significant sanctions and trade actions and have slowed down shipping options. The U.S. and other countries could impose further sanctions, trade restrictions and other retaliatory actions, and affect shipment of products. It is not possible to predict the broader consequences of the conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions taken in response, have caused and are likely to continue to cause regional instability and geopolitical shifts. Further, such conflicts have in the past, and will likely continue to, materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to anticipate the impact of any of the foregoing on the Company, such conflicts, and any similar future conflicts, including as a result of rising tensions between China and Taiwan, and actions taken in response to any conflict, could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
Under the Internal Revenue Code of 1986, as amended, (the “Code”), a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from a prior taxable year. Under the Code, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire. The same is true of other unused tax attributes, such as tax credits. Under current U.S. federal income tax law, U.S. federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80 percent of taxable income. Many U.S. states do not conform to current U.S. federal income tax law regarding NOLs carried forward and deductibility, and generally have more restrictive rules which limit the use of NOLs for state income tax purposes. In addition, there may be periods during which states suspend or otherwise limit the use of NOLs for state income tax purposes.
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
New or amended income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the One Big Beautiful Bill Act enacted in July 2025 introduced significant changes to the federal tax code, such as restoring immediate expensing for domestic research and experimental expenses instead of capitalization and amortization over five years. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
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
Significant increases in import and excise duties or other taxes on, as well as any tariffs, particularly on our products to China, could materially increase the costs of our products and have an adverse effect on our business, liquidity, financial condition, and/or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended October 4, 2026 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act (in thousands, except per share data):

	(a)	(b)	(c)	(d)
Fiscal periods	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (in thousands) (1) (2)
July 6 - August 2	—	$—	$—	$76,615
August 3 - August 30, 2026	—	—	—	76,615
August 31- October 4, 2026	2,173,744	2.84	6,213	70,402
Total	2,173,744		$6,213

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Insider Trading Arrangements
During the quarter ended October 4, 2026, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

Dated: November 12, 2026	Enovix Corporation

	By:	/s/ Ryan Benton
Ryan Benton
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)